Form 10QSB
period 2007-12-31
Mojo Shopping Inc
filed 2008-02-22
CIK 1414953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-148190

Mojo Shopping, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	26-0884348
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1505 Dusty Canyon Street, Henderson, NV 89052
(Address of principal executive offices)

866-699-6656
(Issuer’s telephone number)

6620 Escondido Street, Suite E, Las Vegas, NV 89119
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [ X ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  4,520,000 common shares as of February 5, 2008.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ ]

PART I - FINANCIAL INFORMATION

Item 1.                           Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

F-1	Balance Sheet as of December 31, 2007;

F-2	Statements of Operations for the three months ended December 31, 2007 and August 2, 2007 (date of inception) to December 31, 2007;

F-3	Statements of Stockholders' Deficit from August 2, 2007 (Date of Inception) through December 31, 2007 (Unaudited)

F-4	Statements of Cash Flows for the three months ended December 31, 2007 and August 2, 2007 (date of inception) to December 31, 2007;

F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

Mojo Shopping, Inc.
Consolidated Balance Sheet
As of December 31, 2007
(Unaudited)
December 31, 2007
ASSETS

Current Assets
Cash	$18,233

Property and Equipment
Software	248

Other Assets
Deposits	1,348

TOTAL ASSETS	$19,829

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts Payable	20,188
Accrued Expenses	1,613
Due to Officer	324
Total Liabilities	22,125

Stockholders' Deficit
Common Stock Authorized 90,000,000 shares at par value of $.001 each Issued and Outstanding 4,520,000 shares	4,520
Preferred Stock Authorized 10,000,000 shares at par value of $.001 each Issued and Outstanding 0 shares	0
Additional Paid in Capital	27,080
Deficit Accumulated during Development Stage	(33,896)
Total Stockholders' Deficit	(2,296)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$19,829

Mojo Shopping, Inc.
Consolidated Income Statement
For the Three Months Ended December 31, 2007 and
from August 2, 2007 (Date of Inception) to December 31, 2007
(Unaudited)

	Three Months Ended December 31, 2007	August 2, 2007 (Date of Inception) to December 31, 2007

Income
Merchandise Sales	$1,693	$1,693
Sales Discounts	(60)	(60)
Total Income	1,633	1,633

Cost of Goods Sold
Cost of Goods Sold	1,295	1,295
Freight	135	135
Total Cost of Goods Sold	1,430	1,430

Gross Profit	203	203
Expense
Advertising and Promotion	3,009	3,009
Bank Service Charges	70	70
Credit Card Fees	168	198
Dues & Subscriptions	0	132
Filing Fees	100	100
Office Supplies	0	125
Outside Services	673	1,431
Professional Fees	525	4,525
Rent Expense	66	66
Start-up Costs	13,772	20,299
Telephone Expense	89	152
Travel	0	863
Web Design	0	2,380
Web Service	591	854
Total Expense	19,063	34,201

Net Ordinary (Loss)	(18,860)	(33,998)
Other Income
Interest Income	46	52
Other Income	1	51
Total Other Income	47	103

Net (Loss)	$(18,813)	$(33,895)

Mojo Shopping, Inc.
Consolidated Statement of Stockholders' Deficit
From August 2, 2007 (Date of Inception) to December 31, 2007
(Unaudited)

	Common Stock	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Stockholders' Equity (Deficit)

Balance at Inception, August 2, 2007	-	$-	$-	$-	$-

Shares issued at $0.02 per share pursuant to subscription September 28, 2007	1,000,000	1,000	19,000	-	20,000
Shares issued at $0.005 per share pursuant to Share Purchase Agreement dated August 31, 2007	320,000	320	1,280	-	1,600
Shares issued at $0.003125 per share pursuant to Share Purchase Agreement dated August 31, 2007	3,200,000	3,200	6,800	-	10,000
Net (loss) for the period from August 2, 2007 to September 30, 2007				(15,083)	(15,083)
Balance - September 30, 2007	4,520,000	4,520	27,080	(15,083)	16,517

Net (loss) for the three months ended December 31, 2007	-	-	-	(18,813)	(18,813)

Balance - December 31, 2007	4,520,000	$4,520	$27,080	$(33,896)	$(2,296)

Mojo Shopping, Inc.
Consolidated Statement of Cash Flows
For the Three Months Ended December 31, 2007 and
from August 2, 2007 (Date of Inception) to December 31, 2007
(Unaudited)

	For the three months ended December 31, 2007	August 2, 2007 (Date of Inception) to December 31, 2007

Cash flows from operating activities:

Net (Loss)	$(18,813)	$(33,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in operating assets and liabilities:
Accounts Payable	9,773	20,188
Accrued Expenses	1,613	1,613

Net cash (used in) operating activities	(7,427)	(12,093)

Cash flows from investing activities:

Purchase of Software	0	(248)
Deposits	(1,000)	(1,348)
Net cash (used in) investing activities	(1,000)	(1,595)

Cash flows from financing activities:
Advance from Officer	224	324
Issues of Shares	0	23,520
Additional Paid in Capital	0	8,080
Net cash flows used by financing activities	224	31,924

Increase (decrease) in cash	(8,203)	18,235

Cash, beginning of period	26,436	0
Cash, end of period	$18,233	$18,235

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Income Taxes	$0	$0
Cash Paid for Interest	$0	$0

MOJO SHOPPING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Mojo Shopping, Inc. (the “Company”) was incorporated in the State of Delaware on August 2, 2007.  The Company plans to operate as a holding company for its wholly owned subsidiary, Mojo Shopping LLC, which was incorporated in the state of Nevada on April 2, 2007 and sells goods via its online store. The Company intends to provide credit in the normal course of business to its customers and perform ongoing credit evaluations of those customers.  It will maintain allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and/or other information.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at December 31, 2007, the Company did not have any cash equivalents other than its bank accounts.

Loss Per Share

Basic (loss) per share of common stock are computed by dividing the net (loss) by the weighted average number of common shares outstanding during the period.  Diluted (loss) per share are equal to the basic loss per share for the period ended December 31, 2007 because there are no common stock equivalents outstanding.

Income Taxes

The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”  The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Development Stage

The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 ”Accounting and Reporting by Development-Stage Enterprises”.  A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

The Company entered the development stage upon its inception in the current year.  Accordingly, income and expenses for the current year and cash flow for the current year equal income and expenses and cash flow on a cumulative basis since inception.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  This statement does not require any new fair value measurements.  However, for some entities the application of the statement will change current practice.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently reviewing the effect, if any, that this new pronouncement will have on its financial statements.

MOJO SHOPPING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

New Accounting Pronouncements  (continued)

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is a recognition process whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. We are currently evaluating the statement and have not yet determined the impact of such on our financial statements.

SFAS No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). In November 2004, the FASB issued SFAS 151 which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing.” ARB No. 43 previously required that certain costs associated with inventory be treated as current period charges if they were determined to be so abnormal as to warrant it. SFAS 151 amends this removing the so abnormal requirement and stating that unallocated overhead costs and other items such as abnormal handling costs and amounts of wasted materials (spoilage) require treatment as current period charges rather than a portion of inventory cost. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. The provisions of this statement need not be applied to immaterial items. We do not allocate overhead costs to inventory and management has determined that there are no other material items which require the application of SFAS 151.

There were various other accounting standards and interpretations issued during 2006 or to December 31, 2007, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

2.  BASIS OF PRESENTATION – GOING CONCERN

These consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

MOJO SHOPPING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

2.  BASIS OF PRESENTATION – GOING CONCERN (continued)

The Company has experienced losses since its inception of the development stage amounting to $33,895 as of December 31, 2007 and has had minimal operating revenues.  As of December 31, 2007, the Company had a total of $26,436 in cash; however, this amount may be insufficient to sustain operations over the course of the next year.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to execute its plan to establish a customer base, obtain customers that make purchases, and to obtain necessary financing or achieve a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

3.  COMMON AND PREFERRED STOCK

On August 31, 2007, the Company issued 3,200,000 shares of its common stock at $0.003125 per share and 320,000 shares at $0.005 per shares in exchange for a 100% interest in its wholly owned subsidiary Mojo Shopping LLC.

On September 28, 2007, the Company closed a private placement and issued 1,000,000 shares of its common stock to 30 individuals pursuant to subscriptions for $0.02 per share in return for total proceeds of $20,000.

The Company has not issued any preferred shares as of December 31, 2007.

4.  INCOME TAXES

The Company is subject to United States income tax rules and regulations.

For the period ended December 31, 2007, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $34,000 at December 31, 2007, and will expire in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2007
Deferred tax asset attributable to:
Net operating loss carryover	$11,500
Valuation allowance	(11,500)
Net deferred tax asset	$-

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Company Overview

We were incorporated on August 2, 2007, in the state of Delaware for the purpose of developing, promoting, and expanding our online retail business.

We are in the business of online retailing. Specifically, we have created and are continuing to develop our web site, www.mojoshopping.com. Through our site, we sell products, such as furniture, design accessories, art, clothing, music, and a variety of environmentally friendly products, all of which are designed to appeal to the tastes of young, socially conscious professionals.

Our plan is to target young professionals who are conscious of and attempting to keep pace with ever-changing trends. We will draw these individuals to our site by providing content that not only educates customers on the latest trends, but provides a place to make purchases consistent with those trends. Our target clientele may best be described as “hip” or “trendy”.

We plan to seek alliances with other online entities that cater to our target market, whereby they will help drive traffic to our site in exchange for a percentage of sales revenue generated by any resulting traffic.

Ivona Janieszewski is our President, Secretary, Chief Executive Officer, Chief Financial Officer, and sole director.

Website

Our mojoshopping.com website is currently active and fully functioning.  The shopping cart options are live and capable of processing orders.

MojoShopping.com is propelled by a nucleus of design aficionados with collective backgrounds in furniture design, fashion design & manufacturing and innovative interior design.

Our initial repertoire of design products include core categories like modern furniture, design accessories and creative art, and will soon expand to other mainstay lifestyle products ranging from fashion staples; t-shirts and jean apparel, to the latest unique gift items and cutting edge electronic gadgetry.

Influenced by pop culture, with a clear sense of the needs and demands of the hip contemporary individual consumer that have a continual appetite for new and exciting design-oriented products, we present a new entertaining experience in online shopping. MojoShopping.com’s focus is to offer the most exciting lifestyle and design products in today’s' modern world.

Competition

We face significant competition in the online retail industry. E-commerce is a dynamic, high-growth market. Our competition for online customers comes from a variety of sources, including existing traditional retailers that are using the Internet to expand their channels of distribution, established Internet companies, and new Internet companies such as ourselves. In addition, our competition for customers comes from traditional direct marketers, brands that may attempt to sell their products directly to consumers through the Internet, and outlet stores.

Many of our competitors have longer operating histories, significantly greater resources, greater brand recognition and more firmly established supply relationships. Moreover, we expect additional competitors to emerge in the future. We believe that the principal competitive factors in our market include: brand recognition, merchandise selection, price, convenience, customer service, order delivery performance, and site features. Although we plan to compete effectively in this market, we recognize that this market is relatively new and is evolving rapidly, and, accordingly, there can be no assurance that we will be able to compete effectively in this marketplace.

We believe that our success will depend upon our ability to remain competitive in this field. We compete with others in efforts to obtain financing and explore and develop our online forum. The failure to compete successfully in the online market for commercial opportunities and for resources could have a material adverse effect on our business.

Intellectual Property

We have not filed a trademark application to register the name, “MojoShopping.com.”  To date, we do not yet own any other patent, trademark, or legally enforceable claim to proprietary intellectual property.

Employees

We have no significant employees other than our sole officer and director, Ivona Janieszewski.

Compliance with Environmental Laws

We did not incur any costs in connection with the compliance with any federal, state, or local environmental laws.

Research and Development Expenditures

We have not incurred any research or development expenditures since our inception.

Plan of Operations

Plan of Operation in the Next Twelve Months

We are in the business of online retailing. Specifically, we have created and are continuing to develop our web site, www.mojoshopping.com. Through the site, we sell products, such as furniture, design accessories, art, clothing, music, and a variety of environmentally friendly products, all of which are designed to appeal to the tastes of young, socially conscious professionals.

We intend to work closely with our web designer over the next twelve months to further develop our website and our shopping cart functionalities.  In addition, we intend to develop greater relationships with our suppliers and manufacturers to be able to supply and ship the products to be offered on our website to our customers.

We do not plan to maintain a significant product inventory. We anticipate that the majority of our product suppliers will drop ship products from their respective warehousing facilities directly to our customers. We have already received verbal commitments from several suppliers to that effect. By eliminating the majority of our warehousing and shipping costs, we are able to offer competitive prices to our customers while realizing savings on our own costs.

We are designing our site to automatically place orders with suppliers when customers place their order on our site. By automating this process and arranging for suppliers to ship directly to our customers, we reduce our order processing time. Products will ship immediately from the manufacturer or supplier when customers place their order, rather than waiting for individuals at our business to process or fill the order.

Notwithstanding the foregoing, we plan to hold in inventory a small number of customizable gift items, such as t-shirts. We anticipate that most such items will retail between $10 and $40. While these items will not represent a significant profit center, they will serve to draw visitors to our site and build brand loyalty.

Products

We have entered into negotiations and have verbal commitments from a variety of manufacturers and suppliers to sell their products on our site. Most of the manufacturers/suppliers have also committed to drop ship products from their warehouses directly to our customers. Notwithstanding the foregoing, there can be no assurance that any of the manufacturers/suppliers we have verbal commitments from will follow through on their verbal commitments or continue to allow us to sell their products and ship to our customers in the future.

Over the next twelve months, we intend to solidify negotiations and have verbal commitments from a variety of manufacturers and suppliers to sell their products on our site. Most of the manufacturers/suppliers have also committed to drop ship products from their warehouses directly to our customers.

Results of Operations for the three months ended December 31, 2007 and from August 2, 2007 (date of inception).

For the three months ended December 31, 2007, we generated gross revenue from sales of $1,633 and had interest income of $46. Our Operating Expenses during this period equalled $19,063, consisting of $4,766 in general and administrative expenses, $525 in professional fees, and $13,772 in start-up costs mostly relating to development costs for our website. We therefore, recorded a net loss of $18,813 for the three months ended December 31, 2007.

We generated gross revenue from sales of $1,633 for the period from August 2, 2007 (Date of Inception) until December 31, 2007, and had interest income of $52. Our Operating Expenses during this period equalled $34,202, consisting of $9,380 in general and administrative expenses, $4,525 in professional fees, and $20,298 in start-up costs mostly relating to development costs for our website. We, therefore, recorded a net loss of $33,895 for the period from August 2, 2007 (Date of Inception) until December 31, 2007.

Liquidity and Capital Resources

As of December 31, 2007, we had total current assets of $18,233, consisting entirely of Cash. Our total current liabilities as of December 31, 2007 were $22,125.  Thus, we have working capital of $(3,892) as of December 31, 2007.

Operating activities used $12,095 in cash for the period from August 2, 2007 (Date of Inception) until December 31, 2007. Our net loss of $33,895 was the primary component of our negative operating cash flow. Investing Activities generated a loss of $1,595 in cash during the period from August 2, 2007 (Date of Inception) until December 31, 2007.  Our accounting, legal and administrative expenses for the next twelve months are anticipated to be $25,000, in addition to the $1,613 we have incurred in accrued expenses.  As of December 31, 2007, we had $18,233 in cash.  Therefore, we will need to raise additional funds during the next twelve months in order to execute on our business plan.

Although our principal has no legal obligation to infuse additional capital, it is anticipated that our principal will do so as reasonably necessary by providing short-term demand loans carrying a market interest rate should it become necessary.  We anticipate that we may have to raise additional capital to meet our financial requirements over the next twelve months. We believe that it will be easier to raise the requisite financing once our stock is traded on a readily accessible exchange or national quotation system.

Off Balance Sheet Arrangements

As of December 31, 2007, there were no off balance sheet arrangements.

Going Concern

We have experienced losses since inception of the development stage amounting to $33,895 as of December 31, 2007 and have minimum operating revenues.  As of December 31, 2007, we had a total of $18,233 in cash; however, this amount may be insufficient to sustain operations over the course of the next year.  These factors raise substantial doubt about our ability to continue as a going concern.  Our ability to meet our commitments as they become payable is dependent on our ability to execute our plan to establish a customer base, obtain customers that make purchases, and to obtain necessary financing or achieve a profitable level of operations.  There are no assurances that we will be successful in achieving these goals.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Ms. Ivona Janieszewski.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2007.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended December 31, 2007.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mojo Shopping, Inc.

Date:	February 19, 2008

By: /s/ Ivona Janieszewski Ivona Janieszewski Title: Chief Executive Officer and Director