Form 10QSB/A
period 2007-12-31
Mojo Shopping Inc
filed 2008-05-08
CIK 1414953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [  ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  4,520,000 common shares as of February 5, 2008.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ ]

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-QSB, previously filed with the United States Securities and Exchange Commission on February 22, 2008, is to check the box on the form that more accurately reflects the Company's status as a shell company, as defined in Rule 12b-2 of the Securities and Exchange Act of 1934.

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

Mojo Shopping, Inc.

Date:	May 6, 2008

By: /s/ Ivona Janieszewski Ivona Janieszewski Title: Chief Executive Officer and Director