Form 10-Q
period 2008-03-31
Mojo Shopping Inc
filed 2008-05-15
CIK 1414953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  4,520,000 common shares as of March 31, 2008.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ ]

 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Consolidated Balance Sheets as of March 31, 2008 and September 30, 2007;

F-2	Consolidated Statements of Operations for the three and six months ended March 31, 2008 and August 2, 2007 (date of inception) to March 31, 2008;

F-3	Consolidated Statement of Stockholders' Equity (Deficit) as of March 31, 2008;

F-4	Consolidated Statements of Cash Flows for the three and six months ended March 31, 2008 and August 2, 2007 (date of inception) to March 31, 2008;

F-5	Notes to Consolidated Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

MOJO SHOPPING, INC.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	March 31, 2008	September 30, 2007
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$10,758	$26,436

Total Current Assets	10,758	26,436

SOFTWARE, net	248	248

OTHER ASSETS

Deposits	348	348

TOTAL ASSETS	$11,354	$27,032

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$27,948	$10,415
Due to officer	224	100

Total Current Liabilities	28,172	10,515

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 4,520,000 shares issued and outstanding	4,520	4,520
Additional paid-in capital	27,080	27,080
Accumulated deficit	(48,418)	(15,083)

Total Stockholders' Equity (Deficit)	(16,818)	16,517

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$11,354	$27,032

The accompanying notes are an integral part of these financial statements.

MOJO SHOPPING, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31, 2008	For the Six Months Ended March 31, 2008	From Inception on August 2, 2007 Through March 31, 2008
REVENUES
Merchandise sales	$92	$1,785	$1,785
Sales discounts	-	(60)	(60)

Total Revenue	92	1,725	1,725

COST OF GOODS SOLD
Cost of goods sold	2,130	3,425	3,425
Frieght	-	135	135

Total Cost of Goods Sold	2,130	3,560	3,560

GROSS PROFIT	(2,038)	(1,835)	(1,835)

OPERATING EXPENSES
Advertising and promotion	108	3,117	3,117
General and administrative	12,405	28,459	43,598

Total Operating Expenses	12,513	31,576	46,715

INCOME (LOSS) FROM OPERATIONS	(14,551)	(33,411)	(48,550)

OTHER EXPENSES
Interest income	29	75	81
Other income	-	1	51

Total Other Expenses	29	76	132

NET INCOME BEFORE TAXES	(14,522)	(33,335)	(48,418)

Income taxes	-	-	-

NET LOSS	$(14,522)	$(33,335)	$(48,418)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,520,000	4,520,000

The accompanying notes are an integral part of these financial statements.

MOJO SHOPPING, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-In Paid-In	Deficit Accumulated During Development	Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, August 2, 2007	-	$-	$-	$-	$-

Shares issued at $0.02 per share pursuant to subscription on September 28, 2007	1,000,000	1,000	19,000	-	20,000

Shares issued at $0.005 per share pursuant to Share Purchase Agreement dated August 31, 2007	320,000	320	1,280	-	1,600

Shares issued at $0.003 per share pursuant to Share Purchase Agreement dated August 31, 2007	3,200,000	3,200	6,800	-	10,000

Net loss from inception through September 30, 2007	-	-	-	(15,083)	(15,083)

Balance, September 30, 2007	4,520,000	4,520	27,080	(15,083)	16,517

Net loss for the six months March 31, 2008 (unaudited)	-	-	-	(33,335)	(33,335)

Balance, March 31, 2008 (unaudited)	4,520,000	$4,520	$27,080	$(48,418)	$(16,818)

The accompanying notes are an integral part of these financial statements.

MOJO SHOPPING, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ened March 31, 2008	From Inception on August 2, 2007 Through March 31, 2008

OPERATING ACTIVITIES

Net income (loss)	$(33,335)	$(48,418)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Changes in operating assets and liabilities:
Deposits	-	(348)
Accounts payable and accrued expenses	17,533	27,948
Due to officer	124	224

Net Cash Used by Operating Activities	(15,678)	(20,594)

INVESTING ACTIVITIES

Purchase of software	-	(248)

Net Cash Used (Provided) by Investing Activities	-	(248)

FINANCING ACTIVITIES

Issuance of common stock	-	31,600

Net Cash Used by Financing Activities	-	31,600

NET DECREASE IN CASH	(15,678)	10,758

CASH AT BEGINNING OF PERIOD	26,436	-

CASH AT END OF PERIOD	$10,758	$10,758

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

MOJO SHOPPING, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2008 and September 30, 2007

1.      CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2008 and is not necessarily indicative of the operating results for the full year.

2.       GOING CONCER

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $43,166 as of March 31, 2008.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

We are in the business of online retailing. Specifically, we have created and are continuing to develop our website, www.mojoshopping.com (“mojoshopping.com”). Through our site, we sell products, such as furniture, design accessories, art, clothing, music, and a variety of environmentally friendly products, all of which are designed to appeal to the tastes of young, socially conscious professionals.

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

MojoShopping.com is propelled by a nucleus of design aficionados with collective backgrounds in furniture design, fashion design and manufacturing and innovative interior design.

Our initial repertoire of design products include core categories like modern furniture, design accessories and creative art, and will soon expand to other mainstay lifestyle products ranging from fashion staples; t-shirts and jean apparel, to the latest unique gift items and cutting edge electronic gadgetry.

Influenced by pop culture, with a clear sense of the needs and demands of the hip contemporary individual consumer that has a continual appetite for new and exciting design-oriented products, we present a new entertaining experience in online shopping. MojoShopping.com’s focus is to offer the most exciting lifestyle and design products in today’s modern world.

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

Plan of Operations

Plan of Operation in the Next Twelve Months

We are in the business of online retailing. Specifically, we have created and are continuing to develop our website, www.mojoshopping.com. Through the site, we sell products, such as furniture, design accessories, art, clothing, music, and a variety of environmentally friendly products, all of which are designed to appeal to the tastes of young, socially conscious professionals.

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

We are designing our site to automatically place orders with suppliers when customers place their order on our site. By automating this process and arranging for suppliers to ship directly to our customers, we reduce our order processing time. Products will ship immediately from the manufacturer or supplier when customers place their order, rather than waiting for individuals at our business to process or fill the order. Currently, however, our site does not have this functionality, and we resubmit incoming orders to our suppliers for shipping.

Notwithstanding the foregoing, we do currently and plan to continue to hold in inventory a small number of customizable gift items, such as t-shirts. We anticipate that most such items will retail between $10 and $40. While these items will not represent a significant profit center, they will serve to draw visitors to our site and build brand loyalty.

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

Results of Operations for the three and six months ended March 31, 2008 and from August 2, 2007 (date of inception) until March 31, 2008.

For the three months ended March 31, 2008, we generated gross revenue from sales of $92. Cost of goods sold of $2,130, operating expenses of $12,513, and interest and other income of $29 resulted in a net loss of $14,522 for the three months ended March 31, 2008. For the six months ended March 31, 2008, we generated gross revenue from sales of $1,725. Cost of goods sold of $3,560, operating expenses of $31,576, and interest and other income of $76 resulted in a net loss of $33,335 for the three months ended March 31, 2008. For the period from August 2, 2007 (date of inception) through March 31, 2008, we generated gross revenue from sales of $1,725. Cost of goods sold of $3,560, operating expenses of $46,715, and interest and other income of $132 resulted in a net loss of $48,418 for the period from August 2, 2007 (date of inception) through March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2008, we had total current assets of $10,758, consisting entirely of Cash. Our total current liabilities as of March 31, 2008 were $28,172.  Thus, we have working capital deficit of $17,414 as of March 31, 2008.

Operating activities used $15,678 in cash for the six months ended March 31, 2008, and $20,594 for the period from August 2, 2007 (Date of Inception) until March 31, 2008. Our net losses of $33,335 and $48,418, respectively, were the primary components of our negative operating cash flow for the periods. Investing Activities neither used nor generated cash for the six months ended March 31, 2008, and used $248 in cash during the period from August 2, 2007 (Date of Inception) until March 31, 2008.  We have incurred in accrued expenses of $27,948 during the period from August 2, 2007 (Date of Inception) until March 31, 2008.  As of March 31, 2008, we had $10,758 in cash.  Therefore, we will need to raise additional funds during the next twelve months in order to execute on our business plan.

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

Off Balance Sheet Arrangements

As of March 31, 2008, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, we have accumulated deficit of $43,166 as of March 31, 2008. We currently have limited liquidity, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that we will be dependent, for the near future, on additional investment capital to fund operating expenses We intend to position ourselves so that we may be able to raise additional funds through the capital markets. In light of our efforts, there are no assurances that we will be successful in this or any of our endeavours or become financially viable and continue as a going concern.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Ms. Ivona Janieszewski.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2008.

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

Mojo Shopping, Inc.

Date:	May 14, 2008

By: /s/ Ivona Janieszewski Ivona Janieszewski Title: Chief Executive Officer and Director