Form 10-Q/A
period 2008-03-31
Mojo Shopping Inc
filed 2008-05-15
CIK 1414953

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

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-QSB, previously filed with the United States Securities and Exchange Commission on May 15, 2008, is to correct a typographical error as the wrong box was inadvertantely checked on the form that reflects the Company's status as a shell company, as defined in Rule 12b-2 of the Securities and Exchange Act of 1934.

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