Form 10-Q
period 2008-06-30
Mojo Shopping Inc
filed 2008-08-14
CIK 1414953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  4,520,000 common shares as of June 30, 2008

 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheet as of June 30, 2008;
F-2	Consolidated Statements of Operations for the three and nine months ended June 30, 2008 and August 2, 2007 (date of inception) to June 30, 2008;
F-3	Consolidated Statement of Stockholder's Equity for the period from inception on August 2, 2007 through June 30, 2008;
F-4	Consolidated Statements of Cash Flows for the three and nine months ended June 30, 2008 and August 2, 2007 (date of inception) to June 30, 2008;
F-5	Notes to Consolidated Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

MOJO SHOPPING, INC.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	June 30, 2008	September 30, 2007
	(Unaudited)	(Audited)
CURRENT ASSETS

Cash and cash equivalents	$9,605	$26,436

Total Current Assets	9,605	26,436

SOFTWARE, net	248	248

OTHER ASSETS

Deposits	348	348

TOTAL ASSETS	$10,201	$27,032

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$41,256	$10,415
Due to officer	224	100

Total Current Liabilities	41,480	10,515

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 4,520,000 shares issued and outstanding	4,520	4,520
Additional paid-in capital	27,080	27,080
Deficit accumulated during the development stage	(62,879)	(15,083)

Total Stockholders' Equity (Deficit)	(31,279)	16,517

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$10,201	$27,032

The accompanying notes are an integral part of these financial statements.

MOJO SHOPPING, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30, 2008	For the Nine Months Ended June 30, 2008	From Inception on August 2, 2007 Through June 30, 2008

REVENUES
Merchandise sales	$-	$1,785	$1,785
Sales discounts	-	(60)	(60)

Total Revenue	-	1,725	1,725

COST OF GOODS SOLD
Cost of goods sold	-	3,425	3,425
Frieght	-	135	135

Total Cost of Goods Sold	-	3,560	3,560

GROSS PROFIT	-	(1,835)	(1,835)

OPERATING EXPENSES
Advertising and promotion	-	3,117	3,117
General and administrative	14,468	42,927	58,066

Total Operating Expenses	14,468	46,044	61,183

LOSS FROM OPERATIONS	(14,468)	(47,879)	(63,018)

OTHER EXPENSES
Interest income	7	82	88
Other income	-	1	51

Total Other Expenses	7	83	139

NET LOSS BEFORE TAXES	(14,461)	(47,796)	(62,879)

Income taxes	-	-	-

NET LOSS	$(14,461)	$(47,796)	$(62,879)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,520,000	4,520,000

The accompanying notes are an integral part of these financial statements.

MOJO SHOPPING, INC.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-In	Deficit Accumulated During Development	Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, August 2, 2007	-	$-	$-	$-	$-

Shares issued at $0.02 per share pursuant to subscription on September 28, 2007	1,000,000	1,000	19,000	-	20,000

Shares issued at $0.005 per share pursuant to Share Purchase Agreement dated August 31, 2007	320,000	320	1,280	-	1,600

Shares issued at $0.003 per share pursuant to Share Purchase Agreement dated August 31, 2007	3,200,000	3,200	6,800	-	10,000

Net loss from inception through September 30, 2007	-	-	-	(15,083)	(15,083)

Balance, September 30, 2007	4,520,000	4,520	27,080	(15,083)	16,517

Net loss for the nine months June 30, 2008 (unaudited)	-	-	-	(47,796)	(47,796)

Balance, June 30, 2008 (unaudited)	4,520,000	$4,520	$27,080	$(62,879)	$(31,279)

The accompanying notes are an integral part of these financial statements.

MOJO SHOPPING, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended June 30, 2008	From Inception on August 2, 2007 Through June 30, 2008

OPERATING ACTIVITIES

Net (loss)	$(47,796)	$(62,879)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Changes in operating assets and liabilities:
Deposits	-	(348)
Accounts payable and accrued expenses	30,841	41,256
Due to officer	124	224

Net Cash Used by Operating Activities	(16,831)	(21,747)

INVESTING ACTIVITIES

Purchase of software	-	(248)

Net Cash Used by Investing Activities	-	(248)

FINANCING ACTIVITIES

Issuance of common stock	-	31,600

Net Cash Provided by Financing Activities	-	31,600

NET INCREASE (DECREASE) IN CASH	(16,831)	9,605

CASH AT BEGINNING OF PERIOD	26,436	-

CASH AT END OF PERIOD	$9,605	$9,605

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

MOJO SHOPPING, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008 and September 30, 2007

1.      CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

2.       GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $62,879 as of June 30, 2008.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our initial repertoire of design products include core categories like modern furniture, lighting, design accessories, rugs & textiles, clothing, gifts, and pets, which contain products ranging from fashion staples to the latest unique gift items and cutting edge electronic gadgetry.

Influenced by pop culture, with a clear sense of the needs and demands of the hip, contemporary individual consumer that has a continual appetite for new and exciting design-oriented products, we present a new entertaining experience in online shopping. MojoShopping.com’s focus is to offer the most exciting lifestyle and design products in today’s modern world.

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

We intend to work closely with our web designer over the next twelve months to further develop our website and our shopping cart functionalities.  In addition, we intend to solidify relationships with our existing suppliers and manufacturers as well as expand our supplier base. Our intent is to develop relationships whereby our suppliers and manufacturers will be willing to ship products offered on our website directly to our customers.

We do not currently and do not plan on maintaining a significant product inventory. We anticipate that the majority of our product suppliers will drop ship products from their respective warehousing facilities directly to our customers. We have already received verbal commitments from several suppliers to that effect. By eliminating the majority of our warehousing and shipping costs, we are able to offer competitive prices to our customers while realizing savings on our own costs.

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

Results of Operations for the three and nine months ended June 30, 2008 and from August 2, 2007 (date of inception) until June 30, 2008.

For the three months ended June 30, 2008, we generated gross revenue from sales of $0. During the same period, we recorded cost of goods sold of $0, operating expenses of $14,468, and interest and other income of $7, resulting in a net loss of $14,461 for the three months ended June 30, 2008. For the nine months ended June 30, 2008, we generated gross revenue from sales of $1,725. During the same period, we recorded cost of goods sold of $3,560, operating expenses of $46,044, and interest and other income of $83, resulting in a net loss of $47,796 for the nine months ended June 30, 2008. For the period from August 2, 2007 (date of inception) through June 30, 2008, we generated gross revenue from sales of $1,725. Cost of goods sold of $3,560, operating expenses of $61,183, and interest and other income of $139 resulted in a net loss of $62,879 for the period from August 2, 2007 (date of inception) through June 30, 2008.

Liquidity and Capital Resources

As of June 30, 2008, we had total current assets of $9,605, consisting entirely of Cash. Our total current liabilities as of June 30, 2008 were $41,480.  Thus, we have working capital deficit of $31,875 as of June 30, 2008.

Operating activities used $16,831 in cash for the nine months ended June 30, 2008, and $21,747 for the period from August 2, 2007 (Date of Inception) until June 30, 2008. Our net losses of $47,796 and $62,879, respectively, were the primary components of our negative operating cash flow for the periods. Investing Activities neither used nor generated cash for the nine months ended June 30, 2008, and used $248 in cash during the period from August 2, 2007 (Date of Inception) until June 30, 2008.  We have incurred accrued expenses of $30,841 during the period from August 2, 2007 (Date of Inception) until June 30, 2008.  As of June 30, 2008, we had $9,605 in cash.  Therefore, we will need to raise additional funds during the next twelve months in order to execute on our business plan.

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

Off Balance Sheet Arrangements

As of June 30, 2008, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, we have accumulated deficit of $62,879 as of June 30, 2008. We currently have limited liquidity, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that we will be dependent, for the near future, on additional investment capital to fund operating expenses. We intend to position ourselves so that we may be able to raise additional funds through the capital markets. In light of our efforts, there are no assurances that we will be successful in this or any of our endeavours or become financially viable and continue as a going concern.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Ms. Ivona Janieszewski.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008.

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

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2008.

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

Mojo Shopping, Inc.

Date:	August 13, 2008

By: /s/ Ivona Janieszewski Ivona Janieszewski Title: Chief Executive Officer and Director