Form 10-Q
period 2008-12-31
Mojo Shopping Inc
filed 2009-02-17
CIK 1414953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-148190

Mojo Shopping, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	26-0884348
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

PO Box 778176, Henderson, NV 89077
(Address of principal executive offices)

866-699-6656
(Issuer’s telephone number)
1505 Dusty Canyon Street, Henderson, NV 89052
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  4,520,000 common shares as of December 31, 2008.

 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of December 31, 2008 (unaudited) and September 30, 2008 (unaudited);

F-2	Statements of Operations for the three months ended December 31, 2008 and 2007 and for the period from August 2, 2007 (Inception) to December 31, 2008 (unaudited);

F-3	Statements of Stockholders’ Equity (Deficit) for period from August 2, 2007 (Inception) to December 31, 2008 (unaudited);

F-4	Consolidated Statements of Cash Flows for the three months ended December 31, 2008 and 2007, and for the period from August 2, 2007 (Inception) to December 31, 2008 (unaudited)

F-5	Notes to Consolidated Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

MOJO SHOPPING, INC.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	December 31, 2008	September 30, 2008
	(unaudited)	(audited)
CURRENT ASSETS

Cash and cash equivalents	$102	$248

Total Current Assets	102	248

SOFTWARE, net	161	173

OTHER ASSETS

Deposits	348	348

TOTAL ASSETS	$611	$769

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$64,286	$53,116
Due to officer	274	224

Total Current Liabilities	64,560	53,340

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 4,520,000 shares issued and outstanding	4,520	4,520
Additional paid-in capital	27,080	27,080
Deficit accumulated during the development stage	(95,549)	(84,171)

Total Stockholders' Equity (Deficit)	(63,949)	(52,571)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$611	$769

The accompanying notes are an integral part of these financial statements.

MOJO SHOPPING, INC.
(A Development Stage Company)
Consolidated Statements of Operations (unaudited)

	For the Three Months Ended December 31,		From Inception on August 2, 2007 Through December 31,
	2008	2007	2008

REVENUES
Merchandise sales	$-	$1,693	$2,507
Sales discounts	-	(60)	(60)

Net Revenues	-	1,633	2,447

COST OF GOODS SOLD
Cost of goods sold	36	1,295	4,392
Frieght	-	135	272

Total Cost of Goods Sold	36	1,430	4,664

GROSS PROFIT (LOSS)	(36)	203	(2,217)

OPERATING EXPENSES
Advertising and promotion	-	3,009	11,617
Depreciation and amortization	12	-	87
General and administrative	11,330	16,054	81,767

Total Operating Expenses	11,342	19,063	93,471

LOSS FROM OPERATIONS	(11,378)	(18,860)	(95,688)

OTHER EXPENSES
Interest income	-	46	88
Other income	-	1	51

Total Other Expenses	-	47	139

NET LOSS BEFORE TAXES	(11,378)	(18,813)	(95,549)

Income taxes	-	-	-

NET LOSS	$(11,378)	$(18,813)	$(95,549)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,520,000	2,260,000

The accompanying notes are an integral part of these financial statements.

MOJO SHOPPING, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During Development	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, August 2, 2007	-	$-	$-	$-	$-

Shares issued at $0.02 per share pursuant to subscription on September 28, 2007	1,000,000	1,000	19,000	-	20,000

Shares issued at $0.005 per share pursuant to Share Purchase Agreement dated August 31, 2007	320,000	320	1,280	-	1,600

Shares issued at $0.003 per share pursuant to Share Purchase Agreement dated August 31, 2007	3,200,000	3,200	6,800	-	10,000

Net loss from inception through September 30, 2007	-	-	-	(15,083)	(15,083)

Balance, September 30, 2007	4,520,000	4,520	27,080	(15,083)	16,517

Net loss for year ended September 30, 2008	-	-	-	(69,088)	(69,088)

Balance, September 30, 2008	4,520,000	4,520	27,080	(84,171)	(52,571)

Net loss for three months ended December 31, 2008	-	-	-	(11,378)	(11,378)

Balance, December 31, 2008	4,520,000	$4,520	$27,080	$(95,549)	$(63,949)

The accompanying notes are an integral part of these financial statements.

MOJO SHOPPING, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows (unaudited)

	For the Three Months Ended December 31,		From Inception on August 2, 2007 Through December 31,
	2008	2007	2008

OPERATING ACTIVITIES

Net income (loss)	$(11,378)	$(18,813)	$(95,549)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation and amortization	12	-	87
Changes in operating assets and liabilities:
Deposits	-	(1,000)	(348)
Accounts payable and accrued expenses	11,170	11,386	64,286
Due to officer	50	224	274

Net Cash Used in Operating Activities	(146)	(8,203)	(31,250)

INVESTING ACTIVITIES

Purchase of software	-	-	(248)

Net Cash Used in Investing Activities	-	-	(248)

FINANCING ACTIVITIES

Issuance of common stock	-	-	31,600

Net Cash Provided by Financing Activities	-	-	31,600

NET INCREASE (DECREASE) IN CASH	(146)	(8,203)	102

CASH AT BEGINNING OF PERIOD	248	26,436	-

CASH AT END OF PERIOD	$102	$18,233	$102

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MOJO SHOPPING, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008 and September 30, 2008

1.      CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2008 audited financial statements.  The results of operations for the periods ended December 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

2.       GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $95,549 as of December 31, 2008.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

We are in the business of online retailing. Specifically, we have created our website, www.mojoshopping.com (“mojoshopping.com”). Through our site, we have sold products, such as furniture, design accessories, art, clothing, music, and a variety of environmentally friendly products, all of which are designed to appeal to the tastes of young, socially conscious professionals.

Ivona Janieszewski is our President, Secretary, Chief Executive Officer, Chief Financial Officer, and sole director.

Results of Operations for the three months ended December 31, 2008 and 2007 and for the Period from August 2, 2007 (Date of Inception) until December 31, 2008

We generated $0 of Gross Revenue for the three months ended December 31, 2008, compared with $1,693 of Gross Revenue for the three months ended December 31, 2007.  We generated $2,507 of Gross Revenue for the period from August 2, 2007 (Date of Inception) until December 31, 2008.

For the three months ended December 31, 2008, we had $0 in sales discounts, Cost of Goods Sold of $36, and Operating Expenses of $11,342, resulting in a Net Loss of $11,378 for the period. Our Operating Expenses for the three months ended December 31, 2008 were primarily due to General and Administrative Expenses of $11,330.

For the three months ended December 31, 2007, we had $60 in Sales Discounts, Cost of Goods Sold of $1,430, and Operating Expenses of $19,063. Our Operating Expenses for the period included General and Administrative expenses of $16,054 and Advertising and Promotion Expenses of $3,009. Our Interest and Other Income was $27 for the three months ended December 31, 2007. Thus, our Net Loss for the period was $18,813.

For the period from August 2, 2007 (Date of Inception) until December 31, 2008, our Sales Discounts were $60, Cost of Goods Sold was $4,664, and Operating Expenses were $93,471. Our Operating Expenses were primarily composed of General and Administrative Expenses of $81,767 and Advertising and Promotion Expenses of $11,617. Our Interest and Other Income was $139 for the period from August 2, 2007 (Date of Inception) until December 31, 2008. Thus, our Net Loss for the period was $95,549.

Liquidity and Capital Resources

As of December 31, 2008, we had total current assets of $102, consisting entirely of cash. Our total current liabilities as of the three months ended December 31, 2008 were $64,560.  Thus, we have a working capital deficit of $64,458, as of December 31, 2008.

Operating Activities used $146 in cash for the three months ended December 31, 2008, $8,203 for the three months ended December 31, 2007, and $31,250 for the period from August 2, 2007 (Date of Inception) until December 31, 2008.  Our net losses of $11,378, $18,813 and $95,549 for those respective periods were the primary components of our negative operating cash flow for the periods, offset by Accounts Payable and Accrued Expenses.

Investing Activities neither used nor generated cash for the three month periods ended December 31, 2008, and December 31, 2007. Investing Activities used $248 in cash during the period from August 2, 2007 (Date of Inception) until December 31, 2008.

Financing Activities neither used nor generated cash for the three month periods ended December 31, 2008, and December 31, 2007. Investing Activities generated $31,600 in cash during the period from August 2, 2007 (Date of Inception) until December 31, 2008, as a result of a private offering of equity securities.

As of December 31, 2008, we had $102 in cash.  Therefore, we will need to raise additional funds during the next twelve months in order to execute on our business plan.

Although our principal has no legal obligation to infuse additional capital, it is anticipated that our principal will do so as reasonably necessary by providing short-term demand loans carrying a market interest rate should it become necessary.  We anticipate that we may have to raise additional capital to meet our financial requirements over the next twelve months.

Off Balance Sheet Arrangements

As of December 31, 2008, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate our continuation as a going concern.  However, we have accumulated deficit of $95,549 as of December 31, 2008. We currently have limited liquidity, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Item 4T.     Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ms. Ivona Janieszewski, our Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting.   Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2007 as the result of a material weakness.   The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.   The Company had the following significant deficiencies at December 31, 2007:

·	The company is effectively insolvent, and only has one employee to oversee bank reconciliations, posting payables, and so forth, so there are no checks and balances on internal controls.

Remediation of Material Weakness

We are unable to remedy our internal controls until we are able to locate another business opportunity, or receive financing to hire additional employees.  At this time, we are effectively not a going concern.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended December 31, 2008.

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

Mojo Shopping, Inc.

Date:	February 13, 2009

By: /s/Ivona Janieszewski Ivona Janieszewski Title: Chief Executive Officer and Director