Form 10-Q
period 2009-03-31
Mojo Shopping Inc
filed 2009-05-15
CIK 1414953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  4,520,000 common shares as of May 12, 2009.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheet as of March 31, 2009 (unaudited) and September 30, 2008 (audited);
F-2	Statements of Operations for the six months ended March 31, 2009 and 2008 and for the period from August 2, 2007 (Inception) to March 31, 2009 (unaudited);
F-3	Statements of Stockholders’ Equity (Deficit) for period from August 2, 2007 (Inception) to March 31, 2009 (unaudited);
F-4	Consolidated Statements of Cash Flows for the six months ended March 31, 2009 and 2008, and for the period from August 2, 2007 (Inception) to March 31, 2009 (unaudited)
F-5	Notes to Consolidated Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

MOJO SHOPPING, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	March 31, 2009	September 30, 2008
ASSETS	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$237	$248

Total Current Assets	237	248

SOFTWARE, net	149	173

OTHER ASSETS

Deposits	348	348

TOTAL ASSETS	$734	$769

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$64,258	$53,116
Due to officer	2,224	224

Total Current Liabilities	66,482	53,340

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 4,520,000 shares issued and outstanding	4,520	4,520
Additional paid-in capital	27,080	27,080
Deficit accumulated during the development stage	(97,348)	(84,171)

Total Stockholders' Equity (Deficit)	(65,748)	(52,571)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$734	$769

The accompanying notes are an integral part of these financial statements.

MOJO SHOPPING, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,		From Inception on August 2, 2007 Through March 31,
	2009	2008	2009	2008	2009

REVENUES
Merchandise sales	$-	$92	$-	$1,785	$2,507
Sales discounts	-	-	-	(60)	(60)

Net Revenues	-	92	-	1,725	2,447

COST OF GOODS SOLD
Cost of goods sold	-	2,130	36	3,425	4,392
Frieght	-	-	-	135	272

Total Cost of Goods Sold	-	2,130	36	3,560	4,664

GROSS PROFIT (LOSS)	-	(2,038)	(36)	(1,835)	(2,217)

OPERATING EXPENSES
Advertising and promotion	-	108	-	3,117	11,617
Depreciation and amortization	12	-	24	-	99
General and administrative	1,817	12,405	13,147	28,459	83,584

Total Operating Expenses	1,829	12,513	13,171	31,576	95,300

LOSS FROM OPERATIONS	(1,829)	(14,551)	(13,207)	(33,411)	(97,517)

OTHER EXPENSES
Interest income	-	29	-	75	88
Other income	30	-	30	1	81

Total Other Expenses	30	29	30	76	169

NET LOSS BEFORE TAXES	(1,799)	(14,522)	(13,177)	(33,335)	(97,348)

Income taxes	-	-	-	-	-

NET LOSS	$(1,799)	$(14,522)	$(13,177)	$(33,335)	$(97,348)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,520,000	4,520,000	4,520,000	4,520,000

The accompanying notes are an integral part of these financial statements.

MOJO SHOPPING, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During Development	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, August 2, 2007	-	$-	$-	$-	$-

Shares issued at $0.02 per share pursuant to subscription on September 28, 2007	1,000,000	1,000	19,000	-	20,000

Shares issued at $0.005 per share pursuant to Share Purchase Agreement dated August 31, 2007	320,000	320	1,280	-	1,600

Shares issued at $0.003 per share pursuant to Share Purchase Agreement dated August 31, 2007	3,200,000	3,200	6,800	-	10,000

Net loss from inception through September 30, 2007	-	-	-	(15,083)	(15,083)

Balance, September 30, 2007	4,520,000	4,520	27,080	(15,083)	16,517

Net loss for year ended September 30, 2008	-	-	-	(69,088)	(69,088)

Balance, September 30, 2008	4,520,000	4,520	27,080	(84,171)	(52,571)

Net loss for six months ended March 31, 2009	-	-	-	(13,177)	(13,177)

Balance, March 31, 2009	4,520,000	$4,520	$27,080	$(97,348)	$(65,748)

The accompanying notes are an integral part of these financial statements.

MOJO SHOPPING, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended March 31,		From Inception on August 2, 2007 Through March 31,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(13,177)	$(33,335)	$(97,348)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation and amortization	24	-	99
Changes in operating assets and liabilities:
Deposits	-	-	(348)
Accounts payable and accrued expenses	11,142	17,533	64,258
Due to officer	2,000	124	2,224

Net Cash Used in Operating Activities	(11)	(15,678)	(31,115)

INVESTING ACTIVITIES

Purchase of software	-	-	(248)

Net Cash Used in Investing Activities	-	-	(248)

FINANCING ACTIVITIES

Issuance of common stock	-	-	31,600

Net Cash Provided by Financing Activities	-	-	31,600

NET DECREASE IN CASH	(11)	(15,678)	237

CASH AT BEGINNING OF PERIOD	248	26,436	-

CASH AT END OF PERIOD	$237	$10,758	$237

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MOJO SHOPPING, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2009 and September 30, 2008

1.      CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at
March 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2008 audited financial statements.  The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

2.       GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $97,348 as of March 31, 2009.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

MOJO SHOPPING, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2009 and September 30, 2008

3.       RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

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

Ivona Janieszewski is our President, Secretary, Chief Executive Officer, Chief Financial Officer, and sole director.

At present, we lack the financial resources to operate and have therefore suspended operations indefinitely.  We will need to raise additional funds during the next twelve months in order to resume operations or otherwise execute on our business plan.  In addition, our management will consider other business opportunities should they arise.

Results of Operations for the three and six months ended March 31, 2009 and 2008 and for the Period from August 2, 2007 (Date of Inception) until March 31, 2009

We generated $0 and $0 of Gross Revenue for the three and six months ended March 31, 2009, compared with $92 and $1,785 of Gross Revenue for the three and six months ended March 31, 2008.  We realized net losses of $1,799 and $13,177 for the three and six months ended March 31, 2009 and $14,522 and $33,335 for the three and six motnhs ended March 31, 2008.  We generated a loss of $93,348 for the period from August 2, 2007 (Date of Inception) until March 31, 2009.

For the three months ended March 31, 2009, we had $0 in sales discounts, Cost of Goods Sold of $0, and Operating Expenses of $1,829. Our net loss for the three months ended March 31, 2009 was substantially less than the net loss for the three months ended March 31, 2008 due to a reduction in our general and administrative expenses.
For the six months ended March 31, 2009, we had $0 in Sales Discounts, Cost of Goods Sold of $36, and Operating Expenses of $13,171.   Our net loss for the six months ended March 31, 2009 was substantially less than the net loss for the six months ended March 31, 2008 due to a reduction in our general and administrative expenses.
For the period from August 2, 2007 (Date of Inception) until March 31, 2009, our Sales Discounts were $60, Cost of Goods Sold was $4,664, and Operating Expenses were $95,300. Our Operating Expenses were primarily composed of General and Administrative Expenses of $83,584 and Advertising and Promotion Expenses of $11,617. Our Interest and Other Income was $169 for the period from August 2, 2007 (Date of Inception) until March 31, 2009. Thus, our Net Loss for the period was $97,348.

Liquidity and Capital Resources

As of March 31, 2009, we had total current assets of $237, consisting entirely of cash. Our total current liabilities as of March 31, 2009 were $66,482.  Thus, we have a working capital deficit of $66,245, as of March 31, 2009.

Operating Activities used $11 in cash for the six months ended March 31, 2009, $15,678 for the six months ended March 31, 2008, and $31,115 for the period from August 2, 2007 (Date of Inception) until March 31, 2009.  Our net losses of $13,177, $33,335 and $97,348 for those respective periods were the primary components of our negative operating cash flow for the periods, offset by increases in Accounts Payable and Accrued Expenses.

Investing Activities neither used nor generated cash for the three month periods ended March 31, 2009, and March 31, 2008. Investing Activities used $248 in cash during the period from August 2, 2007 (Date of Inception) until March 31, 2009.

Financing Activities neither used nor generated cash for the six month periods ended March 31, 2009 and March 31, 2008. Financing Activities generated $31,600 in cash during the period from August 2, 2007 (Date of Inception) until March 31, 2009, as a result of a private offering of equity securities.

As of March 31, 2009, we had $237 in cash.  At present, we lack the financial resources to operate and have therefore suspended operations indefinitely.  We will need to raise additional funds during the next twelve months in order to resume operations or otherwise execute on our business plan.  In addition, our management will consider other business opportunities should they arise.

Off Balance Sheet Arrangements

As of March 31, 2009, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate our continuation as a going concern.  However, we have an accumulated deficit of $97,348 as of March 31, 2009. We also currently have a working capital deficit, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Ms. Ivona Janieszewski, our Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting.   Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2009 as the result of a material weakness.   The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.   The Company had the following significant deficiencies at March 31, 2009:

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2009.

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

Mojo Shopping, Inc.

Date:	May 12, 2009

By: /s/ Ivona Janieszewski Ivona Janieszewski Title: Chief Executive Officer and Director