Form 10-Q
period 2009-06-30
Mojo Shopping Inc
filed 2009-08-14
CIK 1414953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  4,520,000 common shares as of August 7, 2009.

 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of June 30, 2009 (unaudited) and September 30, 2008 (audited)
F-2	Consolidated Statements of Operations for the three and nine months ended June 30, 2009 and 2008 and from inception (August 2, 2007) through June 30, 2009 (unaudited)
F-3	Consolidated Statements of Stockholders’ Deficit as of June 30, 2009 (unaudited);
F-4	Consolidated Statements of Cash Flows for the nine months ended June 30, 2009 and 2008 and from inception (August 2, 2007) to June 30, 2009 (unaudited);
F-5	Notes to Consolidated Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the period ended June 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

MOJO SHOPPING, INC.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	June 30, 2009	September 30, 2008
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$119	$248

Total Current Assets	119	248

SOFTWARE, net	136	173

OTHER ASSETS

Deposits	348	348

TOTAL ASSETS	$603	$769

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$73,551	$53,116
Due to officer	2,259	224

Total Current Liabilities	75,810	53,340

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 4,520,000 shares issued and outstanding	4,520	4,520
Additional paid-in capital	27,080	27,080
Deficit accumulated during the development stage	(106,807)	(84,171)

Total Stockholders' Deficit	(75,207)	(52,571)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$603	$769

The accompanying notes are an integral part of these financial statements.

MOJO SHOPPING, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,		From Inception on August 2, 2007 Through June 30,
	2009	2008	2009	2008	2009

REVENUES
Merchandise sales	$-	$92	$-	$1,785	$2,507
Sales discounts	-	-	-	(60)	(60)

Net Revenues	-	92	-	1,725	2,447

COST OF GOODS SOLD
Cost of goods sold	-	2,130	36	3,425	4,392
Frieght	-	-	-	135	272

Total Cost of Goods Sold	-	2,130	36	3,560	4,664

GROSS PROFIT (LOSS)	-	(2,038)	(36)	(1,835)	(2,217)

OPERATING EXPENSES
Advertising and promotion	-	108	-	3,117	11,617
Depreciation and amortization	12	-	36	-	111
General and administrative	9,447	12,405	22,594	28,459	93,031

Total Operating Expenses	9,459	12,513	22,630	31,576	104,759

LOSS FROM OPERATIONS	(9,459)	(14,551)	(22,666)	(33,411)	(106,976)

OTHER EXPENSES
Interest income	-	29	30	75	88
Other income	-	-	-	1	81

Total Other Expenses	-	29	30	76	169

NET LOSS BEFORE TAXES	(9,459)	(14,522)	(22,636)	(33,335)	(106,807)

Income taxes	-	-	-	-	-

NET LOSS	$(9,459)	$(14,522)	$(22,636)	$(33,335)	$(106,807)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,520,000	4,520,000	4,520,000	4,520,000

The accompanying notes are an integral part of these financial statements.

MOJO SHOPPING, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit

	Common Stock		Additional Paid-In	Deficit Accumulated During Development	Total
	Shares	Amount	Capital	Stockholders'	Deficit

Balance, August 2, 2007	-	$-	$-	$-	$-

Shares issued at $0.02 per share pursuant to subscription on September 28, 2007	1,000,000	1,000	19,000	-	20,000

Shares issued at $0.005 per share pursuant to Share Purchase Agreement dated August 31, 2007	320,000	320	1,280	-	1,600

Shares issued at $0.003 per share pursuant to Share Purchase Agreement dated August 31, 2007	3,200,000	3,200	6,800	-	10,000

Net loss from inception through September 30, 2007	-	-	-	(15,083)	(15,083)

Balance, September 30, 2007	4,520,000	4,520	27,080	(15,083)	16,517

Net loss for year ended September 30, 2008	-	-	-	(69,088)	(69,088)

Balance, September 30, 2008	4,520,000	4,520	27,080	(84,171)	(52,571)

Net loss for nine months ended June 30, 2009 (unaudited)	-	-	-	(22,636)	(22,636)

Balance, June 30, 2009 (unaudited)	4,520,000	$4,520	$27,080	$(106,807)	$(75,207)

The accompanying notes are an integral part of these financial statements.

MOJO SHOPPING, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended June 30,		From Inception on August 2, 2007 Through June 30,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(22,636)	$(33,335)	$(106,807)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation and amortization	37	-	112
Changes in operating assets and liabilities:
Deposits	-	-	(348)
Accounts payable and accrued expenses	20,435	17,533	73,551
Due to officer	2,035	124	2,259

Net Cash Used in Operating Activities	(129)	(15,678)	(31,233)

INVESTING ACTIVITIES

Purchase of software	-	-	(248)

Net Cash Used in Investing Activities	-	-	(248)

FINANCING ACTIVITIES

Issuance of common stock	-	-	31,600

Net Cash Provided by Financing Activities	-	-	31,600

NET DECREASE IN CASH	(129)	(15,678)	119

CASH AT BEGINNING OF PERIOD	248	26,436	-

CASH AT END OF PERIOD	$119	$10,758	$119

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MOJO SHOPPING, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2009

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2008 audited financial statements.  The results of operations for the periods ended June 30, 2009 and June 30, 2008 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had no revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's planned business.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

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

MOJO SHOPPING, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2009

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recent Accounting Pronouncements

In May 2009, the FASB issued FAS 165, “Subsequent Events”.  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R) ”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

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

Results of Operations for the three and nine months ended June 30, 2009 and 2008 and for the Period from August 2, 2007 (Date of Inception) until June 30, 2009

We generated $0 and $0 of Net Revenue for the three and nine months ended June 30, 2009, compared with $92 and $1,725 of Net Revenue for the three and nine months ended June 30, 2008, respectively.  We realized net losses of $9,459 and $22,666 for the three and nine months ended June 30, 2009 and $14,551 and $33,411 for the three and nine months ended June 30, 2008, respectively.  We generated a loss of $106,807 for the period from August 2, 2007 (Date of Inception) until June 30, 2009.

For the three months ended June 30, 2009, we had $0 in sales discounts, Cost of Goods Sold of $0, and Operating Expenses of $9,459. Our net loss for the three months ended June 30, 2009 was substantially less than the net loss for the three months ended June 30, 2008 due to a reduction in our general and administrative expenses.

For the nine months ended June 30, 2009, we had $0 in Sales Discounts, Cost of Goods Sold of $36, and Operating Expenses of $22,630.   Our net loss for the nine months ended June 30, 2009 was substantially less than the net loss for the nine months ended June 30, 2008 due to a reduction in our general and administrative expenses.

For the period from August 2, 2007 (Date of Inception) until June 30, 2009, we realized a loss in Sales Discounts of $60, Cost of Goods Sold was $4,664, and Operating Expenses were $104,759. Our Operating Expenses were primarily composed of General and Administrative Expenses of $93,031 and Advertising and Promotion Expenses of $11,617. Our Interest and Other Income was $169 for the period from August 2, 2007 (Date of Inception) until June 30, 2009. Thus, our Net Loss for the period was $106,807.

Liquidity and Capital Resources

As of June 30, 2009, we had total current assets of $119, consisting entirely of cash. Our total current liabilities as of June 30, 2009 were $75,810.  Thus, we have a working capital deficit of $75,207, as of June 30, 2009.

Operating Activities used $129 in cash for the nine months ended June 30, 2009, $15,678 for the nine months ended June 30, 2008, and $31,233 for the period from August 2, 2007 (Date of Inception) until June 30, 2009.  Our net losses of $22,636, $33,335 and $106,807 for those respective periods were the primary components of our negative operating cash flow for the periods, offset by increases in Accounts Payable and Accrued Expenses.

Investing Activities neither used nor generated cash for the three month periods ended June 30, 2009, and June 30, 2008. Investing Activities used $248 for the purchase of software in cash during the period from August 2, 2007 (Date of Inception) until June 30, 2009.

Financing Activities neither used nor generated cash for the nine month periods ended June 30, 2009 and June 30, 2008. Financing Activities generated $31,600 in cash during the period from August 2, 2007 (Date of Inception) until June 30, 2009, as a result of a private offering of equity securities.

As of June 30, 2009, we had $119 in cash.  At present, we lack the financial resources to operate and have therefore suspended operations indefinitely.  We will need to raise additional funds during the next twelve months in order to resume operations or otherwise execute on our business plan.  In addition, our management will consider other business opportunities should they arise.

Off Balance Sheet Arrangements

As of June 30, 2009, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate our continuation as a going concern.  However, we have an accumulated deficit of $106,807 as of June 30, 2009. We also currently have a working capital deficit, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Ms. Ivona Janieszewski, our Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting.   Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of June 30, 2009 as the result of a material weakness.   The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.   The Company had the following significant deficiencies at June 30, 2009:

•	The company is effectively insolvent, and only has one employee to oversee bank reconciliations, posting payables, and so forth, so there are no checks and balances on internal controls.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2009.

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

Mojo Shopping, Inc.

Date:	August 12, 2009

By: /s/ Ivona Janieszewski Ivona Janieszewski Title: Chief Executive Officer and Director