Form 10-K
period 2009-09-30
Mojo Shopping Inc
filed 2010-01-12
CIK 1414953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

	[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  4,520,000 as of December 31, 2009.

PART IV
Item 15.	Exhibits, Financial Statement Schedules	15

 PART I

Item 1.   Business

Company Overview

We were incorporated on August 2, 2007, in the state of Delaware for the purpose of developing, promoting, and expanding our online retail business. At present, we lack the financial resources to operate and have therefore suspended operations.  We will need to raise additional funds during the next twelve months in order to resume operations or otherwise execute on our business plan.

Our business is online retailing. We have created a website, not presently operational, through which we intend to sell products, such as furniture, design accessories, art, clothing, music, and a variety of environmentally friendly products, all of which are designed to appeal to the tastes of young, socially conscious professionals.

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

Ivona Janieszewski is our President, Secretary, Chief Executive Officer, Chief Financial Officer, and sole director.

Website

Our website is not currently active or capable of processing orders.

Our initial repertoire of design products will include core categories such as modern furniture, lighting, design accessories, rugs & textiles, clothing, gifts, and pet accessories.

We have designed our website in an effort to reach the hip, contemporary individual consumer that has a continual appetite for new and exciting design-oriented products. We will seek to draw and keep that customer by presenting a new, entertaining experience in online shopping and by offering the most exciting lifestyle and design products available in today’s modern world.

However, today’s online retail marketplace is extremely competitive and current economic conditions have curtailed many of the free spending habits of our target market.  We intend to continue to pursue our business plan of developing and marketing our website.  We will require additional financing to do so, however.  At present, we lack sufficient financing to fully implement our business plan and have no immediate prospects to obtain that financing.

We intend to work with our web designer over the next twelve months to further develop our website and our shopping cart functionalities.  In addition, we intend to solidify relationships with our existing suppliers and manufacturers as well as expand our supplier base.

Our intent is to develop relationships whereby our suppliers and manufacturers will be willing to ship products offered on our website directly to our customers.  We do not currently and do not plan on maintaining a significant product inventory. We anticipate that the majority of our product suppliers will drop ship products from their respective warehousing facilities directly to our customers. We have previously received verbal commitments from several suppliers to that effect. By eliminating warehousing and shipping costs, we believe that we will be able to offer competitive prices to our customers while realizing savings on our own costs.

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

Intellectual Property

We do not own any patent, trademark, or legally enforceable claim to proprietary intellectual property.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended September 30, 2009.

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

Fiscal Year Ending September 30, 2009
Quarter Ended	High $	Low $
September 30, 2009	0	0
June 30, 2009	0.10	0
March 31, 2009	0.25	0
December 31, 2008	0.25	0

Fiscal Year Ending September 30, 2007
Quarter Ended	High $	Low $
September 30, 2008	0.25	0.25
June 30, 2008	N/A	N/A
March 31, 2008	N/A	N/A
December 31, 2007	N/A	N/A

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

Holders of Our Common Stock

As of September 30, 2009, we had 4,520,000 shares of our common stock issued and outstanding, held by 31 shareholders of record.

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

Results of Operations for the year ended September 30, 2009 and 2008 and for the period from February 22, 2007 (Date of Inception) until September 30, 2009

We generated $0 of revenue  net of discounts from sales for the year ended September 30, 2009 and $2,447 for the year ended September 30, 2008 and for the period from Inception (August 2, 2007) through September 30, 2009. Our Operating Expenses equaled $28,519, and $63,240 and Cost of Goods Sold was $0 and $4,628 during the year ended September 30, 2009 and 2008, respectively. The primary components of our Operating Expenses during the year ended September 30, 2009 were General and Administrative expenses. The primary components of our Operating Expenses for the year ended September 30, 2008 were General and Administrative Expenses and Advertising and Promotion Expenses.  After considering interest and other income of $0 and $83, our Net Loss for the year ended September 30, 2009 and 2008, was $28,519 and $65,238, respectively. Our Operating Expenses equaled $106,898, and Cost of Goods Sold was $4,628 during the period from Inception (August 2, 2007) through September 30, 2009. The primary components of our Operating Expenses were General and Administrative Expenses, which include Professional Fees and Start-up costs and Advertising and Promotion Expenses. After considering interest and other income of $139, our Net Loss for the year ended September 30, 2008, was $108,940.

Our General and Administrative Expenses are primarily attributable to professional fees associated with the initial development of our business, legal expenses, and consulting fees.

We anticipate our operating expenses will increase as we are able to more fully implement our business plan. The increase will be attributable to expenses to operating our business.

Due to an accounting error we restated the 2008 Consolidated Financial Statements.  The restatement is addressed in further detail in Note 10 of the attached Notes to the Consolidated Financial Statements for the year ended September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2009, we had total current assets of $95. We had $77,906 in current liabilities as of September 30, 2009. Thus, we had a working capital deficit of $77,811 as of September 30, 2009.

For the years ended September 30, 2009, September 30, 2008, and for the period from Inception (August 2, 2007) through September 30, 2008, operating activities have used $2,188, $26,312 and $33,516, respectively. The primary factors in this negative operational cash flow were our net losses of $28,519, $65,338 and $108,940, respectively, offset primarily by an Increase in accrued expenses. We generated $2,035 and $124 from financing activities through officer loans during the years ended September 30, 2009 and September 30, 2008, and we generated $33,859 in cash from financing activities during the period from Inception (August 2, 2007) through September 30, 2009, most of which was due to an equity offering. There was no positive or negative cash flow due to investing activities during the years ended September 30, 2009 and September 30, 2008. Investing Activities used $248 in cash for the period from Inception (August 2, 2007) through September 30, 2009.

Should we be successful in raising additional capital, we anticipate that it will cost approximately $25,000 to further develop and market our website over the coming year. Our accounting, legal and administrative expenses for the next twelve months are anticipated to be $30,000.

As of September 30, 2009, we have insufficient cash to operate our business and have therefore suspended operations. The success of our business plan during the next 12 months and beyond is contingent upon us obtaining additional financing. We intend to obtain business capital through the use of private equity fundraising or shareholders loans. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have experienced losses since our inception of the development stage amounting to $108,940 as of September 30, 2009 and have had minimal operating revenues.  As of September 30 2009, we had a total of $95 in cash.  These factors raise substantial doubt about our ability to continue as a going concern.  Our ability to meet our commitments as they become payable is dependent on our ability to execute our plan to establish a customer base, obtain customers that make purchases, and to obtain necessary financing or achieve a profitable level of operations.  There are no assurances that we will be successful in achieving these goals.

Off Balance Sheet Arrangements

As of September 30, 2009, there were no off balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our “critical accounting polices” are listed in the notes attached to our consolidated financial statements.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are addressed in the notes attached to our consolidated financial statements.

Item 8.   Financial Statements and Supplementary Data

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consoli ated Balance Sheets as of September 30, 2009 and 2008;
F-3	Statements of Operations for the years ended September 30, 2009 and 2008 and the period from August 2, 2007 (inception) to September 30, 2009;
F-4	Statement of Stockholders’ Deficit as of September 30, 2009;
F-5	Statements of Cash Flows for the years ended September 30, 2009 and 2008, and the period from August 2, 2007 (inception) to September 30, 2009;
F-6	Notes to the Consolidated Financial Statements

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Mojo Shopping, Inc.
Henderson, Nevada

We have audited the accompanying balance sheets of Mojo Shopping, Inc. (the “Company”) as of September 30, 2009 and 2008, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and for the period from August 2, 2007 (inception) through September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mojo Shopping, Inc.  as of September 30, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and the period from August 2, 2007 (inception) through September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has negative working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC

Bingham Farms, Michigan
January 11, 2010

MOJO SHOPPING, INC.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND 2008

	2009	2008 (Restated)
ASSETS
Current Assets
Cash and cash equivalents	$95	$248

Property and equipment, net	123	173

Other Assets
Deposits	348	348

Total Assets	$566	$769

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$75,647	$49,366
Due to officer	2,259	224
Total Liabilities	77,906	49,590

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, 90,000,000 shares authorized, 4,520,000 shares issued and outstanding	4,520	4,520
Additional paid in capital	27,080	27,080
Deficit accumulated during the development stage	(108,940)	(80,421)
Total Stockholders’ Deficit	(77,340)	(48,821)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$566	$769

See accompanying notes to financial statements.

MOJO SHOPPING, INC.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
FOR THE PERIOD FROM AUGUST 2, 2007 (INCEPTION) TO SEPTEMBER 30, 2009

	Year ended September 30, 2009	Year ended September 30, 2008 (Restated)	Period from August 2, 2007 (Inception) to September 30, 2009

REVENUES	$0	$2,447	$2,447
COST OF GOODS SOLD	0	4,628	4,628
GROSS PROFIT (LOSS)	0	(2,181)	(2,181)

OPERATING EXPENSES
Advertising and promotion	0	11,617	11,617
Depreciation and amortization	50	75	125
General and administrative	28,469	51,548	96,156
TOTAL OPERATING EXPENSES	28,519	63,240	106,898

NET LOSS FROM OPERATIONS	(28,519)	(65,421)	(109,079)

OTHER INCOME	0	83	139

NET LOSS BEFORE INCOME TAXES	(28,519)	(65,338)	(108,940)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(28,519)	$(65,338)	$(108,940)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	4,520,000	4,520,000

See accompanying notes to financial statements.

MOJO SHOPPING, INC.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
AS OF SEPTEMBER 30, 2009

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Balance, August 2, 2007 (inception)	-	$-	$-	$-	$-

Shares issued at $0.005 per share on August 31, 2007	320,000	320	1,280	-	1,600

Shares issued at $0.003 per share on August 31, 2007	3,200,000	3,200	6,800	-	10,000

Shares issued at $0.02 per share on September 28, 2007	1,000,000	1,000	19,000	-	20,000

Net loss for the period ended September 30, 2007	-	-	-	(15,083)	(15,083)

Balance, September 30, 2007	4,520,000	4,520	27,080	(15,083)	16,517

Net loss for the year ended September 30, 2008	-	-	-	(73,838)	(73,838)

Balance September 30, 2008, as originally reported	4,520,000	4,520	27,080	(88,921)	(57,321)

Correction of accounting error	-	-	-	8,500	8,500

Balance, September 30, 2008, Restated	4,520,000	4,520	27,080	(80,421)	(48,821)

Net loss for the year ended September 30, 2009	-	-	-	(28,519)	(28,519)

Balance, September 30, 2009	4,520,000	$4,520	$27,080	$(108,940)	$(77,340)

See accompanying notes to financial statements.

MOJO SHOPPING, INC.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
FOR THE PERIOD FROM AUGUST 2, 2007 (INCEPTION) TO SEPTEMBER 30, 2009

	Year ended September 30, 2009	Year ended September 30, 2008 (Restated)	Period from August 2, 2007 (Inception) to September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(28,519)	$(65,338)	$(108,940)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	50	75	125
Changes in assets and liabilities:
Increase in Deposits	0	0	(348)
Increase in Accounts payable and accrued expenses	26,281	38,951	75,647
CASH FLOWS USED IN OPERATING ACTIVITIES	(2,188)	(26,312)	(33,516)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of software	0	0	(248)
CASH FLOWS USED IN INVESTING ACTIVITIES	0	0	(248)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	0	0	31,600
Loans from officer	2,035	124	2,259
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,035	124	33,859

NET INCREASE (DECREASE) IN CASH	(153)	(26,188)	95
Cash, beginning of period	248	26,436	0
Cash, end of period	$95	$248	$95

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

MOJO SHOPPING, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000.   At September 30, 2009 and 2008 the Company's bank deposits did not exceed the insured amounts.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2009.

Dividends
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Income Taxes
The Company provides for income taxes using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

Deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

MOJO SHOPPING, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $-0- and $11,617 during the years ended September 30, 2009 and 2008, respectively.

Recent Accounting Pronouncements
In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10)  is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the quarter ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter or year-to-date period then ended. In connection with preparing the accompanying unaudited financial statements as of September 30, 2009 and for the quarter and nine month period ended September 30, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC)..

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” pr ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 nd interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

MOJO SHOPPING, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

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

Stock-Based Compensation
As of September 30, 2009, the Company has not issued any stock-based payments to its employees.

The Company uses the modified prospective method of accounting for stock-based compensation. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the estimated grant-date fair value.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $108,940 as of September 30, 2009.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time which raises substantial doubt about its ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company plans to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

MOJO SHOPPING, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 3 – COMMON AND PREFERRED STOCK

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

The Company did not issue any common or preferred shares during the years ended September 30, 2009 and 2008.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is comprised of software and is stated at cost.  Amortization expense for the periods ended September 30, 2009 and 2008 amounted to $50 and $75, respectively.  Maintenance and repairs are charged to expense as incurred.  As of September 30, 2009 and 2008 property and equipemnt consisted of the following:

	2009	2008
Software	$ 248	$ 248
Accumulated depreciation	(125)	(75)
Net Book Value	$ 123	$ 173

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 30, 2009 and 2008:

	2009	2008 (Restated)
Accrued legal fees	$ 71,394	$ 49,366
Accrued accounting fees	4,250	0
Accrued miscellaneous expense	3	0
Total Accrued Expenses	$ 75,647	$ 49,366

NOTE 6 – DUE TO RELATED PARTY

An officer of the Company has paid certain expenses on behalf of the Company as of September 30, 2009.  The amounts are due to the officer on demand and are unsecured and interest free.  The balance was $2,259 and $224 as of September 30, 2009 and 2008, respectively.

MOJO SHOPPING, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 7 – INCOME TAXES

The provision for Federal income tax consists of the following:

	September 30, 2009	September 30, 2008 (Restated)
Refundable Federal income tax attributable to:
Current Operations	$ 9,696	$ 22,232
Less: valuation allowance	(9,696)	(22,232)
Net provision for Federal income taxes	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2009	September 30, 2008 (Restated)
Deferred tax asset attributable to:
Net operating loss carryover	$ 37,040	$ 27,343
Less: valuation allowance	(37,040)	(27,343)
Net deferred tax asset	$ -	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $108,940 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – COMMITMENTS

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements.

MOJO SHOPPING, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 10 – CORRECTION OF AN ACCOUNTING ERROR

The September 30, 2008 balance sheet has been restated to correct a duplicate recording of an $8,500 accrued expense.

The September 30, 2008 statement of operations has been restated to reflect the reduction in operating expenses due to the duplicate recording of the $8,500 expense.

The September 30, 2008 statement of cash flows has been corrected to account for the corrections in the balance sheet and statement of operations discussed above.

The following are the before and after balances as restated:

Year Ended September 30, 2008
Balance Sheet
Total Assets
Before	$769
After	$769
Current Liabilities
Before	$57,866
After	$49,366
Accumulated Deficit
Before	$88,921
After	$80,421
Statement of Operations
Net Revenues
Before	$2,447
After	$2,447
Cost of Sales
Before	$4,628
After	$4,628
Gross Profit (Loss)
Before	$(2,181)
After	$(2,181)
Operating Expenses
Before	$71,740
After	$63,240
Net (Loss) from Operations
Before	$(73,921)
After	$(65,421)
Net Profit (Loss)
Before	$(73,838)
After	$(65,338)

MOJO SHOPPING, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 10 – CORRECTION OF AN ACCOUNTING ERROR (CONTINUED)

Statement of Cash Flows
Cash flows used in operating activities
Before	$(26,188)
After	$(26,312)
Cash flows used in investing activities
Before	$0
After	$0
Cash flows from financing activities
Before	0
After	0

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial
   Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending September 30, 2009.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting.   Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2009, as the result of a material weakness.   The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. We had the following significant deficiencies at September 30, 2009:

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the name of our sole executive officer and directors, her age as of September 30, 2009 and her present position.

Name	Age	Position Held with the Company
Ivona Janieszewski	43	President, Secretary, CEO, CFO, Director

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

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time.  We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes.

For the fiscal year ending September 30, 2009, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended September 30, 2009 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended September 30, 2006, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended September 30, 2009:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Ivona Janieszewski	0	0	0

Code of Ethics

As of September 30, 2009, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended September 30, 2009, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ivona Janieszewski, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2009 2008 2007	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of September 30, 2009.

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

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our director for all services rendered in all capacities to us for the period from inception (August 2, 2007) through September 30, 2009.

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

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended September 30, 2009.

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

We did not have a stock option plan as of September 30, 2009

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

Name and Address of Beneficial Owners of Common Stock1	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock2
Ivona Janieszewski 1505 Dusty Canyon St. Henderson, NV 89052	Common Stock	3,200,000	70.80%
DIRECTORS AND OFFICERS – TOTAL		3,200,000	70.80%

5% SHAREHOLDERS
Kent Morgan 2479 Antrim Irish Henderson, NV 89044	Common Stock	400,000	400,000
Total of 5% shareholders		400,000	8.85%

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

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended September 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2009	$8,000	$0	$0	$0
2008	$8,500	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Maddox Ungar Silberstein, PLLC, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to the Registration Statement on Form SB-2 filed on December 19, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Mojo Shopping, Inc.

By:	/s/ Ivona Janieszewski
Ivona Janieszewski President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
January 11, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Ivona Janieszewski
Ivona Janieszewski President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
January 11, 2010