Form 10-Q
period 2009-12-31
Mojo Shopping Inc
filed 2010-02-11
CIK 1414953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  4,520,000 common shares as of January 25, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of December 31, 2009 (unaudited) and September 30, 2009 (audited)
F-2	Consolidated Statements of Operations for the three months ended December 31, 2009 and 2008 and from inception (August 2, 2007) through December 31, 2009 (unaudited)
F-3	Consolidated Statements of Stockholders’ Deficit as of December 31, 2009 (unaudited);
F-4	Consolidated Statements of Cash Flows for the three months ended December 31, 2009 and 2008 and from inception (August 2, 2007) to December 31, 2009 (unaudited);
F-5	Notes to Consolidated Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the period ended December 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

MOJO SHOPPING, INC.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	December 31, 2009	September 30, 2009
	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$119	$95

Total Current Assets	119	95

SOFTWARE, net	110	123

OTHER ASSETS
Deposits	348	348

TOTAL ASSETS	$577	$566

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$78,339	$75,647
Due to officer	2,259	2,259

Total Current Liabilities	80,598	77,906

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 4,520,000 shares issued and outstanding	4,520	4,520
Additional paid-in capital	27,080	27,080
Deficit accumulated during the development stage	(111,621)	(108,940)

Total Stockholders' (Deficit)	(80,021)	(77,340)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$577	$566

The accompanying notes are an integral part of these financial statements.

MOJO SHOPPING, INC.
(A Development Stage Company)
Consolidated Statements of Operations (unaudited)

	For the Three Months Ended December 31,		From Inception on August 2, 2007 Through December 31,
	2009	2008	2009

REVENUES	$-	$-	$2,447
COST OF GOODS SOLD	-	36	4,628

GROSS PROFIT (LOSS)	-	(36)	(2,181)

OPERATING EXPENSES
Advertising and promotion	-	-	11,617
Depreciation and amortization	13	12	138
General and administrative	2,668	11,330	97,824

Total Operating Expenses	2,681	11,342	109,579

LOSS FROM OPERATIONS	(2,681)	(11,378)	(111,760)

OTHER INCOME	-	-	139

Total Other Expenses	-	-	139

NET LOSS BEFORE TAXES	(2,681)	(11,378)	(111,621)

Income taxes	-	-	-

NET LOSS	$(2,681)	$(11,378)	$(111,621)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,520,000	4,520,000

The accompanying notes are an integral part of these financial statements.

MOJO SHOPPING, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit (unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During Development	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, August 2, 2007	-	$-	$-	$-	$-

Shares issued at $0.02 per share pursuant to subscription on September 28, 2007	1,000,000	1,000	19,000	-	20,000

Shares issued at $0.005 per share pursuant to Share Purchase Agreement dated August 31, 2007	320,000	320	1,280	-	1,600

Shares issued at $0.003 per share pursuant to Share Purchase Agreement dated August 31, 2007	3,200,000	3,200	6,800	-	10,000

Net loss from inception through September 30, 2007	-	-	-	(15,083)	(15,083)

Balance, September 30, 2007	4,520,000	4,520	27,080	(15,083)	16,517

Net loss for year ended September 30, 2008	-	-	-	(65,338)	(65,338)

Balance, September 30, 2008	4,520,000	4,520	27,080	(80,421)	(48,821)

Net loss for year ended September 30, 2009	-	-	-	(28,519)	(28,519)

Balance, September 30, 2009	4,520,000	4,520	27,080	(108,940)	(77,340)

Net loss for the three months ended December 31, 2009	-	-	-	(2,681)	(2,681)

Balance, December 31, 2009	4,520,000	$4,520	$27,080	$(111,621)	$(80,021)

The accompanying notes are an integral part of these financial statements.

MOJO SHOPPING, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows (unaudited)

	For the Three Months Ended December 31,		From Inception on August 2, 2007 Through December 31,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(2,681)	$(11,378)	$(111,621)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation and amortization	13	12	138
Changes in operating assets and liabilities:
Increase in deposits	-	-	(348)
Increase in accounts payable and accrued expenses	2,692	11,170	78,339

Net Cash Used in Operating Activities	24	(196)	(33,492)

INVESTING ACTIVITIES

Purchase of software	-	-	(248)

Net Cash Used in Investing Activities	-	-	(248)

FINANCING ACTIVITIES

Proceeds from sale of common stock	-	-	31,600
Loans from officer	-	50	2,259

Net Cash Provided by Financing Activities	-	50	33,859

NET DECREASE IN CASH	24	(146)	119

CASH AT BEGINNING OF PERIOD	95	248	-

CASH AT END OF PERIOD	$119	$102	$119

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MOJO SHOPPING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2009 audited financial statements.  The results of operations for the period ended December 31, 2009 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

MOJO SHOPPING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In June 2009, the FASB issued SFAS 168, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” pr ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 4 – EQUITY ACTIVITY

The company did not issue any common or preferred stock during the three months ended December 31, 2009.

NOTE 5 – NOTES PAYABLE AND RELATED PARTY PAYABLES

Various expenses of the Company including advertising, promotional expenses, and general and administrative expenses as well as loans for operating purposes have been paid for or made by the officers of the Company. The related party payables total $2,259 at December 31, 2009, do not bear interest, are unsecured and due upon demand.

MOJO SHOPPING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) Company management reviewed all material events through the date this report was submitted to the Securities and Exchange Commission and there are no material subsequent events to report other than those reported.

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

Results of Operations for the three months ended December 31, 2009 and 2008 and for the Period from August 2, 2007 (Date of Inception) until December 31, 2009

We generated $0, $0 and $2,447 of Net Revenue for the three months ended December 31, 2009 and 2008, and for the period from August 2, 2007 (Date of Inception) until December 31, 2009, respectively.  We realized a Net Loss of $2,681, 11,378 and $111,621 for the three months ended December 31, 2009 and 2008, and for the period from August 2, 2007 (Date of Inception) until December 31, 2009, respectively.

For the three months ended December 31, 2009 and 2008, and for the period from August 2, 2007 (Date of Inception) until December 31, 2009, we had $0, $36, and $4,628 in Cost of Goods Sold.
The primary Operating Expense for the three months ended December 31, 2009 and 2008 was General and Administrative expenses of $2,668 and $11,330.  The primary Operating Expenses for the period from August 2, 2007 (Date of Inception) until December 31, 2009 were Advertising and Promotion expenses of $11,617 and General and Administrative expenses of $97,824, which expenses were offset by $139 of other income. Our net loss for the three months ended December 31, 2009 was substantially less than the net loss for the three months ended December 31, 2008 due to a reduction in our general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2009, we had total current assets of $119, consisting entirely of cash. Our total current liabilities as of December 31, 2009 were $80,598.  Thus, we have a working capital deficit of $80,479, as of December 31, 2009.

Operating Activities generated $24 in cash for the three months ended December 31, 2009, and used $196 for the three months ended December 31, 2008, and $33,492 for the period from August 2, 2007 (Date of Inception) until December 31, 2009.

Investing Activities neither used nor generated cash for the three month periods ended December 31, 2009, and December 31, 2008.  Investing Activities used $248 for the purchase of software in cash during the period from August 2, 2007 (Date of Inception) until December 31, 2009.

Financing Activities generated no cash and $50 from loans from officer for the three month periods ended December 31, 2009 and December 31, 2008. Financing Activities generated $31,600 in cash during the period from August 2, 2007 (Date of Inception) until December 31, 2009, as a result of a private offering of equity securities and $2,259 as a result of loans from the Company’s sole officer, Ivona Janieszewski.

As of December 31, 2009, we had $119 in cash.  At present, we lack the financial resources to operate and have therefore suspended operations indefinitely.  We will need to raise additional funds during the next twelve months in order to resume operations or otherwise execute on our business plan.  In addition, our management will consider other business opportunities should they arise.

Off Balance Sheet Arrangements

As of December 31, 2009, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate our continuation as a going concern.  However, we have an accumulated deficit of $80,598 as of December 31, 2009. We also currently have a working capital deficit, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Ms. Ivona Janieszewski, our Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting.   Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2009 as the result of a material weakness.   The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.   The Company had the following significant deficiencies at December 31, 2009:

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended December 31, 2009.

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

Mojo Shopping, Inc.

Date:	February 9, 2010

By: /s/ Ivona Janieszewski Ivona Janieszewski Title: Chief Executive Officer and Director