Form 10-Q
period 2010-03-31
Mojo Shopping Inc
filed 2010-05-17
CIK 1414953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-148190

Mojo Shopping, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-0884348
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

PO Box 778176, Henderson, NV 89077
(Address of principal executive offices)

(702) 629-0198
(Registrant’s telephone number)
______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  4,520,000 common shares as of May 12, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of March 31, 2010 (unaudited) and September 30, 2009 (audited);
F-2
Statements of Operations for the three month periods ended March 31, 2010 and 2009, the six month periods ended March 31, 2010 and 2009 and for the period from August 2, 2007 (Inception) to March 31, 2010 (unaudited);

F-3	Statements of Stockholders’ Equity (Deficit) for period from August 2, 2007 (Inception) to March 31, 2010 (unaudited);
F-4	Consolidated Statements of Cash Flows for the six months ended March 31, 2010 and 2009, and for the period from August 2, 2007 (Inception) to March 31, 2010 (unaudited)
F-5	Notes to Consolidated Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

MOJO SHOPPING, INC.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	March 31, 2010	September 30, 2009
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$49	$95

Total Current Assets	49	95

SOFTWARE, net	97	123

OTHER ASSETS
Deposits	348	348

TOTAL ASSETS	$494	$566

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$98,407	$75,647
Due to officer	2,259	2,259

Total Current Liabilities	100,666	77,906

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 4,520,000 shares issued and outstanding	4,520	4,520
Additional paid-in capital	27,080	27,080
Deficit accumulated during the development stage	(131,772)	(108,940)

Total Stockholders' Equity (Deficit)	(100,172)	(77,340)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$494	$566

The accompanying notes are an integral part of these financial statements.

MOJO SHOPPING, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,		From Inception on August 2, 2007 Through March 31,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$2,447
COST OF GOODS SOLD	-		-	36	4,628

GROSS PROFIT (LOSS)	-	-	-	(36)	(2,181)

OPERATING EXPENSES
Advertising and promotion	-	-	-	-	11,617
Depreciation and amortization	13	12	26	24	151
General and administrative	20,138	1,817	22,806	13,147	117,962

Total Operating Expenses	20,151	1,829	22,832	13,171	129,730

LOSS FROM OPERATIONS	(20,151)	(1,829)	(22,832)	(13,207)	(131,911)

OTHER INCOME	-	-	-	-	139

Total Other Expenses	-	30	-	30	139

NET LOSS BEFORE TAXES	(20,151)	(1,799)	(22,832)	(13,177)	(131,772)

Income taxes	-	-	-	-	-

NET LOSS	$(20,151)	$(1,799)	$(22,832)	$(13,177)	$(131,772)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,520,000	4,520,000	4,520,000	4,520,000

The accompanying notes are an integral part of these financial statements

MOJO SHOPPING, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-In	Deficit Accumulated During Development	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, August 2, 2007	-	$-	$-	$-	$-

Shares issued at $0.02 per share
pursuant to subscription on
September 28, 2007	1,000,000	1,000	19,000	-	20,000

Shares issued at $0.005 per share
pursuant to Share Purchase
Agreement dated August 31, 2007	320,000	320	1,280	-	1,600

Shares issued at $0.003 per share
pursuant to Share Purchase
Agreement dated August 31, 2007	3,200,000	3,200	6,800	-	10,000

Net loss from inception
through September 30, 2007	-	-	-	(15,083)	(15,083)

Balance, September 30, 2007	4,520,000	4,520	27,080	(15,083)	16,517

Net loss for year ended
September 30, 2008	-	-	-	(65,338)	(65,338)

Balance, September 30, 2008	4,520,000	4,520	27,080	(80,421)	(48,821)

Net loss for year
ended September 30, 2009	-	-	-	(28,519)	(28,519)

Balance, September 30, 2009	4,520,000	4,520	27,080	(108,940)	(77,340)

Net loss for the six months ended
March 31, 2010 (unaudited)	-	-	-	(22,832)	(22,832)

Balance, March 31, 2010 (unaudited)	4,520,000	$4,520	$27,080	$(131,772)	$(100,172)

The accompanying notes are an integral part of these financial statements.

MOJO SHOPPING, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended March 31,		From Inception on August 2, 2007 Through March 31,
	2010	2009	2010

OPERATING ACTIVITIES

Net loss	$(22,832)	$(13,177)	$(131,772)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation and amortization	26	24	151
Changes in operating assets and liabilities:
Increase in deposits	-	-	(348)
Increase in accounts payable and accrued expenses	22,760	11,142	98,407

Net Cash Used in Operating Activities	(46)	(2,011)	(33,562)

INVESTING ACTIVITIES

Purchase of software	-	-	(248)

Net Cash Used in Investing Activities	-	-	(248)

FINANCING ACTIVITIES

Proceeds from sale of common stock	-	-	31,600
Loans from officer	-	2,000	2,259

Net Cash Provided by Financing Activities	-	2,000	33,859

NET INCREASE (DECREASE) IN CASH	(46)	(11)	49

CASH AT BEGINNING OF PERIOD	95	248	-

CASH AT END OF PERIOD	$49	$237	$49

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MOJO SHOPPING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 and September 30, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2009 audited financial statements.  The results of operations for the period ended March 31, 2010 is not necessarily indicative of the operating results for the full year.

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

MOJO SHOPPING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 and September 30, 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810):  Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505):  Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260.  Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below.)

MOJO SHOPPING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 and September 30, 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985):  Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU a material effect 2009-14 to have on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP.  This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 4 – EQUITY ACTIVITY

The Company did not issue any common or preferred stock during the six months ended March 31, 2010.

NOTE 5 – NOTES PAYABLE AND RELATED PARTY PAYABLES

Various expenses of the Company including advertising, promotional expenses, and general and administrative expenses as well as loans for operating purposes have been paid for or made by the officers of the Company. The related party payables total $2,259 at March 31, 2010, do not bear interest, are unsecured and due upon demand.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

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

Ivona Janieszewski is our President, Secretary, Chief Executive Officer, Chief Financial Officer, and sole director.

At present, we lack the financial resources to operate our website and implement our business plan.  We will need to raise additional funds during the next twelve months in order to resume operations or otherwise execute on our business plan.  In addition, our management will consider other business opportunities should they arise.

Results of Operations for the three and six months ended March 31, 2010 and 2009 and for the Period from August 2, 2007 (Date of Inception) until March 31, 2010

We generated $0 and $0 of Gross Revenue for the three and six months ended March 31, 2010 and for the three and six months ended March 31, 2009.  We realized net losses of $20,151 and $22,832 for the three and six months ended March 31, 2010 and $1,799 and $13,177 for the three and six months ended March 31, 2009.  We generated $2,447 of Gross Revenue and realized a net loss $131,772 for the period from August 2, 2007 (Date of Inception) until March 31, 2010.

For the three months ended March 31, 2010, we had $0 in Cost of Goods Sold and Operating Expenses of $20,051. For the three months ended March 31, 2009, we had $0 in Cost of Goods Sold and Operating Expenses of $1,829. Our net loss for the three months ended March 31, 2010 was substantially more than the net loss for the three months ended March 31, 2009 due to an increase in our general and administrative expenses from $1,817 to $20,138.

For the six months ended March 31, 2010, we had $0 Cost of Goods Sold, and Operating Expenses of $22,832.  For the six months ended March 31, 2009, we had $0 in Cost of Goods Sold and Operating Expenses of $13,171.  Our net loss for the six months ended March 31, 2010 was substantially more than the net loss for the six months ended March 31, 2009 due to an increase in our general and administrative expenses from $13,147 to $22,806.

For the period from August 2, 2007 (Date of Inception) until March 31, 2010, our Cost of Goods Sold was $4,628 and Operating Expenses were $129,730. Our Operating Expenses were primarily composed of General and Administrative Expenses of $117,962 and Advertising and Promotion Expenses of $11,617. Our Other Income was $139 for the period from August 2, 2007 (Date of Inception) until March 31, 2010. Thus, our Net Loss for the period was $131,772.

Liquidity and Capital Resources

As of March 31, 2010, we had total current assets of $49, consisting entirely of cash. Our total current liabilities as of March 31, 2010 were $100,666.  Thus, we have a working capital deficit of $100,617, as of March 31, 2010.

Operating Activities used $46 in net cash for the six months ended March 31, 2010, $2,011 for the six months ended March 31, 2009, and $33,562 for the period from August 2, 2007 (Date of Inception) until March 31, 2010.  Our net losses of $22,832, $13,177 and $131,722 for those respective periods were the primary components of our negative operating cash flow for the periods, offset by increases in Accounts Payable and Accrued Expenses.

Investing Activities neither used nor generated cash for the six month periods ended March 31, 2010, and March 31, 2009. Investing Activities used $248 in cash during the period from August 2, 2007 (Date of Inception) until March 31, 2010.

Financing Activities generated $0 and $2,000 in loans from officer for the six month periods ended March 31, 2010 and March 31, 2009 respectively. Financing Activities generated $33,859 in cash during the period from August 2, 2007 (Date of Inception) until March 31, 2010, as a result of a private offering of equity securities and and $2,259 in loans from officers.

At present, our website is not operational and we do not have rights to the domain name, www.mojoshopping.com.  We will need to raise additional funds during the next twelve months in order to execute on our business plan.  In addition, our management will consider other business opportunities should they arise.

Off Balance Sheet Arrangements

As of March 31, 2010, there were no off balance sheet arrangements.

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. Our auditors have indicated that our ability to continue as a going concern is dependent on our obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

In order to continue as a going concern, we will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet our minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that will be successful in accomplishing any of our plans.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Ms. Ivona Janieszewski, our Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting.   Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2010 as the result of a material weakness.   The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.   The Company had the following significant deficiencies at March 31, 2010:

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2010.

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

Mojo Shopping, Inc.

Date:	May 17, 2010

By: /s/ Ivona Janieszweski Ivona Janieszewski Title: Chief Executive Officer and Director