Form 10-Q
period 2010-06-30
Mojo Shopping Inc
filed 2010-08-11
CIK 1414953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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
(Issuer’s telephone number)
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  4,520,000 common shares as of August 9, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of June 30, 2010 (unaudited) and September 30, 2009 (audited);
F-2
Statements of Operations for the three month periods ended June 30, 2010 and 2009, the nine month periods ended June 30, 2010 and 2009 and for the period from August 2, 2007 (Inception) to June 30, 2010 (unaudited);

F-3	Statements of Stockholders’ Equity (Deficit) for period from August 2, 2007 (Inception) to June 30, 2010 (unaudited);
F-4	Consolidated Statements of Cash Flows for the nine months ended June 30, 2010 and 2009, and for the period from August 2, 2007 (Inception) to June 30, 2010 (unaudited)
F-5	Notes to Consolidated Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2010 are not necessarily indicative of the results that can be expected for the full year.

MOJO SHOPPING, INC.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	June 30,	September 30,
	2010	2009
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$479	$95

Total Current Assets	479	95

SOFTWARE, net	84	123

OTHER ASSETS
Deposits	348	348

TOTAL ASSETS	$911	$566

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$106,820	$75,647
Due to officer	2,759	2,259

Total Current Liabilities	109,579	77,906

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 4,520,000 shares issued and outstanding	4,520	4,520
Additional paid-in capital	27,080	27,080
Deficit accumulated during the development stage	(140,268)	(108,940)

Total Stockholders' Equity (Deficit)	(108,668)	(77,340)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$911	$566

The accompanying notes are an integral part of these financial statements.

MOJO SHOPPING, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					From Inception
					on August 2,
	For the Three Months Ended		For the Nine Months Ended		2007 Through
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$2,447
COST OF GOODS SOLD	-	-	-	36	4,628

GROSS PROFIT (LOSS)	-	-	-	(36)	(2,181)

OPERATING EXPENSES
Advertising and promotion	-	-	-	-	11,617
Depreciation and amortization	13	12	39	36	164
General and administrative	8,483	9,447	31,289	22,594	126,445

Total Operating Expenses	8,496	9,459	31,328	22,630	138,226

LOSS FROM OPERATIONS	(8,496)	(9,459)	(31,328)	(22,666)	(140,407)

OTHER INCOME	-	-	-	30	139

Total Other Expenses	-	-	-	30	139

NET LOSS BEFORE TAXES	(8,496)	(9,459)	(31,328)	(22,636)	(140,268)

Income taxes	-	-	-	-	-

NET LOSS	$(8,496)	$(9,459)	$(31,328)	$(22,636)	$(140,268)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,520,000	4,520,000	4,520,000	4,520,000

The accompanying notes are an integral part of these financial statements.

MOJO SHOPPING, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, August 2, 2007	-	$-	$-	$-	$-

Shares issued at $0.02 per share
pursuant to subscription on
September 28, 2007	1,000,000	1,000	19,000	-	20,000

Shares issued at $0.005 per share
pursuant to Share Purchase
Agreement dated August 31, 2007	320,000	320	1,280	-	1,600

Shares issued at $0.003 per share
pursuant to Share Purchase
Agreement dated August 31, 2007	3,200,000	3,200	6,800	-	10,000

Net loss from inception
through September 30, 2007	-	-	-	(15,083)	(15,083)

Balance, September 30, 2007	4,520,000	4,520	27,080	(15,083)	16,517

Net loss for year ended
September 30, 2008	-	-	-	(65,338)	(65,338)

Balance, September 30, 2008	4,520,000	4,520	27,080	(80,421)	(48,821)

Net loss for year
ended September 30, 2009	-	-	-	(28,519)	(28,519)

Balance, September 30, 2009	4,520,000	4,520	27,080	(108,940)	(77,340)

Net loss for the nine months ended
June 30, 2010 (unaudited)	-	-	-	(31,328)	(31,328)

Balance, June 30, 2010 (unaudited)	4,520,000	$4,520	$27,080	$(140,268)	$(108,668)

The accompanying notes are an integral part of these financial statements.

MOJO SHOPPING, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			on August 2,
	For the Nine Months Ended		2007 Through
	June 30,		June 30,
	2010	2009	2010

OPERATING ACTIVITIES

Net loss	$(31,328)	$(22,636)	$(140,268)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation and amortization	39	37	164
Changes in operating assets and liabilities:
Increase in deposits	-	-	(348)
Increase in accounts payable and accrued expenses	31,173	20,435	106,820

Net Cash Used in Operating Activities	(116)	(2,164)	(33,632)

INVESTING ACTIVITIES

Purchase of software	-	-	(248)

Net Cash Used in Investing Activities	-	-	(248)

FINANCING ACTIVITIES

Proceeds from sale of common stock	-	-	31,600
Loans from officer	500	2,035	2,759

Net Cash Provided by Financing Activities	500	2,035	34,359

NET INCREASE (DECREASE) IN CASH	384	(129)	479

CASH AT BEGINNING OF PERIOD	95	248	-

CASH AT END OF PERIOD	$479	$119	$479

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MOJO SHOPPING, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2010 and September 30, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2009 audited financial statements.  The results of operations for the period ended June 30, 2010 is not necessarily indicative of the operating results for the full year.

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
June 30, 2010 and September 30, 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – EQUITY ACTIVITY

The Company did not issue any common or preferred stock during the nine months ended June 30, 2010.

NOTE 5 – NOTES PAYABLE AND RELATED PARTY PAYABLES

Various expenses of the Company including advertising, promotional expenses, and general and administrative expenses as well as loans for operating purposes have been paid for or made by the officers of the Company. The related party payables total $2,759 at June 30, 2010, do not bear interest, are unsecured and due upon demand.

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

Results of Operations for the three and nine months ended June 30, 2010 and 2009 and for the Period from August 2, 2007 (Date of Inception) until June 30, 2010

We generated $0 and $0 of Gross Revenue for the three and nine months ended June 30, 2010 and for the three and nine months ended June 30, 2009.  We realized net losses of $8,496 and $31,328 for the three and nine months ended June 30, 2010 and $9,459 and $22,636 for the three and nine months ended June 30, 2009.  We generated $2,447 of Gross Revenue and realized a net loss $140,268 for the period from August 2, 2007 (Date of Inception) until June 30, 2010.

For the three months ended June 30, 2010, we had $0 in Cost of Goods Sold and Operating Expenses of $8,496. For the three months ended June 30, 2009, we had $0 in Cost of Goods Sold and Operating Expenses of $9,459. General and Administrative Expenses were the primary expense.

For the nine months ended June 30, 2010, we had $0 Cost of Goods Sold, and Operating Expenses of $31,328.  For the nine months ended June 30, 2009, we had $36 in Cost of Goods Sold and Operating Expenses of $22,630.  General and Administrative Expenses were the primary expense.  General and Administrative Expenses also accounted for the increase in our net loss for the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009 as these expenses increased from $22,594 to $31,289.

For the period from August 2, 2007 (Date of Inception) until June 30, 2010, our Cost of Goods Sold was $4,628 and Operating Expenses were $138,226. Our Operating Expenses were primarily composed of General and Administrative Expenses of $126,445 and Advertising and Promotion Expenses of $11,617. Our Other Income was $139 for the period from August 2, 2007 (Date of Inception) until June 30, 2010.

Liquidity and Capital Resources

As of June 30, 2010, we had total current assets of $479, consisting entirely of cash. Our total current liabilities as of June 30, 2010 were $109,579.  Thus, we have a working capital deficit of $109,100, as of June 30, 2010.

Operating Activities used $116 in net cash for the nine months ended June 30, 2010, $2,164 for the nine months ended June 30, 2009, and $33,632 for the period from August 2, 2007 (Date of Inception) until June 30, 2010.  Our net losses of $31,328, $22,636 and $140,268 for those respective periods were the primary components of our negative operating cash flow for the periods, offset by increases in Accounts Payable and Accrued Expenses.

Investing Activities neither used nor generated cash for the nine month periods ended June 30, 2010, and June 30, 2009. Investing Activities used $248 in cash during the period from August 2, 2007 (Date of Inception) until June 30, 2010.

Financing Activities generated $500 and $2,035 in loans from officer for the nine month periods ended June 30, 2010 and June 30, 2009 respectively. Financing Activities generated $34,359 in cash during the period from August 2, 2007 (Date of Inception) until June 30, 2010, as a result of a private offering of equity securities and and $2,759 in loans from officers.

At present, our website is not operational and we do not have rights to the domain name, www.mojoshopping.com.  We will need to raise additional funds during the next twelve months in order to execute on our business plan.  In addition, our management will consider other business opportunities should they arise.

Off Balance Sheet Arrangements

As of June 30, 2010, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2010.

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

Ms. Ivona Janieszewski, our Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting.   Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of June 30, 2010 as the result of a material weakness.   The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.   The Company had the following significant deficiencies at June 30, 2010:

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

Mojo Shopping, Inc.

Date:	August 11, 2010

By: /s/ Ivona Janieszewski Ivona Janieszewski Title: Chief Executive Officer and Director