Form 10-K
period 2010-09-30
Mojo Shopping Inc
filed 2010-12-27
CIK 1414953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-148190

Mojo Shopping, Inc.
(Exact name of registrant as specified in its charter)
Nevada	26-0884348
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
PO Box 778205 Henderson, NV	89077
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 702 349 5750

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class
Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]       No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]       No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  4,520,000 as of December 20, 2010.

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

Item 2.   Properties

We do not presently lease or own any real property.  We receive mail at PO Box 778205, Henderson, NV 89077.  In order to minimize expenses, we conduct our limited operations out of the home of our sole officer and director and intend to do so until such time as our operations necessitate dedicated office space. We further expect that our business model of relying primarily on the manufacturers of the products we sell to ship products directly to our customers will allow us to avoid the expense of dedicated warehouse space for the foreseeable future.  Should we need warehouse space, we anticipate being able to lease such space on a short term basis at competitive rates in light of current economic conditions.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended September 30, 2010.

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

Fiscal Year Ending September 30, 2010
Quarter Ended	High $	Low $
September 30, 2010	0	0
June 30, 2010	0	0
March 31, 2010	0	0
December 31, 2009	0	0

Fiscal Year Ending September 30, 2009
Quarter Ended	High $	Low $
September 30, 2009	0	0
June 30, 2009	0	0
March 31, 2009	0	0
December 31, 2008	0	0

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

Holders of Our Common Stock

As of December 20, 2010, we had 4,520,000 shares of our common stock issued and outstanding, held by 31 shareholders of record.

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

Results of Operations for the year ended September 30, 2010 and 2009 and for the period from August 2, 2007 (Date of Inception) until September 30, 2010

We generated $0 of revenue net of discounts from sales for the years ended September 30, 2010 and 2009 and $2,447 for the period from Inception (August 2, 2007) through September 30, 2010. Our Operating Expenses equaled $73,581 and $28,519 and Cost of Goods Sold was $0 and $0 during the years ended September 30, 2010 and 2009, respectively. The primary components of our Operating Expenses during the years ended September 30, 2010 and 2009 were General and Administrative expenses.  Our Net Loss for the years ended September 30, 2010 and 2009, was $73,581 and $28,519, respectively. Our Operating Expenses equaled $180,479, and Cost of Goods Sold was $4,628 during the period from Inception (August 2, 2007) through September 30, 2010. The primary components of our Operating Expenses were General and Administrative Expenses, which include Professional Fees and Start-up costs and Advertising and Promotion Expenses. After considering interest and other income of $139, our Net Loss for the period from Inception (August 2, 2007) through September 30, 2010 was $182,521.

Our General and Administrative Expenses are primarily attributable to professional fees associated with the initial development of our business, legal expenses, and consulting fees. We anticipate our operating expenses will increase as we are able to more fully implement our business plan. The increase will be attributable to expenses to operating our business.

Liquidity and Capital Resources

As of September 30, 2010, we had total current assets of $479. We had $151,471 in current liabilities as of September 30, 2010. Thus, we had a working capital deficit of $150,992 as of September 30, 2010.

For the years ended September 30, 2010, September 30, 2009, and for the period from Inception (August 2, 2007) through September 30, 2010, operating activities have used Net Cash of $116, $2,188 and $33,632, respectively. The primary factors in this negative operational cash flow were our net losses of $73,581, $28,519 and $182,521, respectively, offset primarily by an Increase in accrued expenses. We generated $500 and $2,035 from financing activities through officer loans during the years ended September 30, 2010 and September 30, 2009, and we generated $34,359 in cash from financing activities during the period from Inception (August 2, 2007) through September 30, 2010, most of which was due to an equity offering. There was no positive or negative cash flow due to investing activities during the years ended September 30, 2010 and September 30, 2009. Investing Activities used $248 in cash for the period from Inception (August 2, 2007) through September 30, 2010.

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

Off Balance Sheet Arrangements

As of September 30, 2010, there were no off balance sheet arrangements.

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

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of September 30, 2010 and 2009;
F-3	Statements of Operations for the years ended September 30, 2010 and September 30, 2009 and the period from inception to September 30, 2010;
F-4	Statement of Stockholders’ Equity for period from inception to September 30, 2010;
F-5	Statements of Cash Flows for the years ended September 30, 2010 and September 30, 2009 and the period from inception to September 30, 2010;
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Mojo Shopping, Inc.
Henderson, Nevada

We have audited the accompanying consolidated balance sheets of Mojo Shopping, Inc. (the “Company”) as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended and for the period from August 2, 2007 (inception) through September 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mojo Shopping, Inc.  as of September 30, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and the period from August 2, 2007 (inception) through September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
December 3, 2010

MOJO SHOPPING, INC.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS	September 30, 2010	September 30, 2009

CURRENT ASSETS
Cash and cash equivalents	$479	$95

Total Current Assets	479	95

SOFTWARE, net	71	123

OTHER ASSETS
Deposits	-	348

TOTAL ASSETS	$550	$566

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$148,712	$75,647
Due to officer	2,759	2,259

Total Current Liabilities	151,471	77,906

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 4,520,000 shares issued and outstanding	4,520	4,520
Additional paid-in capital	27,080	27,080
Deficit accumulated during the development stage	(182,521)	(108,940)

Total Stockholders' Equity (Deficit)	(150,921)	(77,340)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$550	$566

The accompanying notes are an integral part of these financial statements.

MOJO SHOPPING, INC.
(A Development Stage Company)
Consolidated Statements of Operations

	For the Year Ended September 30,		From Inception on August 2, 2007 Through September 30,
	2010	2009	2010

REVENUES	$-	$-	$2,447
COST OF GOODS SOLD	-	-	4,628

GROSS PROFIT (LOSS)	-	-	(2,181)

OPERATING EXPENSES
Advertising and promotion	-	-	11,617
Depreciation and amortization	52	50	177
General and administrative	73,529	28,469	168,685

Total Operating Expenses	73,581	28,519	180,479

LOSS FROM OPERATIONS	(73,581)	(28,519)	(182,660)

OTHER INCOME	-	-	139

Total Other Expenses	-	-	139

NET LOSS BEFORE TAXES	(73,581)	(28,519)	(182,521)

Income taxes	-	-	-

NET LOSS	$(73,581)	$(28,519)	$(182,521)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,520,000	4,520,000

The accompanying notes are an integral part of these financial statements.

MOJO SHOPPING, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-In	Deficit Accumulated During Development	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, August 2, 2007	-	$-	$-	$-	$-

Shares issued at $0.02 per share pursuant to subscription on September 28, 2007	1,000,000	1,000	19,000	-	20,000

Shares issued at $0.005 per share pursuant to Share Purchase Agreement dated August 31, 2007	320,000	320	1,280	-	1,600

Shares issued at $0.003 per share pursuant to Share Purchase Agreement dated August 31, 2007	3,200,000	3,200	6,800	-	10,000

Net loss from inception through September 30, 2007	-	-	-	(15,083)	(15,083)

Balance, September 30, 2007	4,520,000	4,520	27,080	(15,083)	16,517

Net loss for year ended September 30, 2008	-	-	-	(65,338)	(65,338)

Balance, September 30, 2008	4,520,000	4,520	27,080	(80,421)	(48,821)

Net loss for year ended September 30, 2009	-	-	-	(28,519)	(28,519)

Balance, September 30, 2009	4,520,000	4,520	27,080	(108,940)	(77,340)

Net loss for year ended September 30, 2010	-	-	-	(73,581)	(73,581)

Balance, September 30, 2010	4,520,000	$4,520	$27,080	$(182,521)	$(150,921)

The accompanying notes are an integral part of these financial statements.

MOJO SHOPPING, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Year Ended September 30,		From Inception on August 2, 2007 Through September 30,
	2010	2009	2010

OPERATING ACTIVITIES

Net loss	$(73,581)	$(28,519)	$(182,521)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation and amortization	52	50	177
Changes in operating assets and liabilities:
Increase in deposits	348	-	-
Increase in accounts payable and accrued expenses	73,065	26,281	148,712

Net Cash Used in Operating Activities	(116)	(2,188)	(33,632)

INVESTING ACTIVITIES

Purchase of software	-	-	(248)

Net Cash Used in Investing Activities	-	-	(248)

FINANCING ACTIVITIES

Proceeds from sale of common stock	-	-	31,600
Loans from officer	500	2,035	2,759

Net Cash Provided by Financing Activities	500	2,035	34,359

NET INCREASE (DECREASE) IN CASH	384	(153)	479
CASH AT BEGINNING OF PERIOD	95	248	-

CASH AT END OF PERIOD	$479	$95	$479

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MOJO SHOPPING, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010 and 2009

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

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000.   At September 30, 2010 and 2009 the Company's bank deposits did not exceed the insured amounts.

Property and Equipment
Property and equipment is recorded at cost less accumulated depreciation. Depreciation and amortization is calculated using the straight-line method over the expected useful life of the asset, after the asset is placed in service.

Fair Value of Financial Instruments
The Company’s financial instruments as defined by ASC 820, “disclosures about Fair Value of Financial Instruments,” include cash, advances to affiliates, trade accounts receivable, investment in securities available-for-sale, restricted cash, accounts payable and accrued expenses and short-term borrowing.  All instruments other than investment in securities available-for-sale are accounted for on a historical cost basis, which due to the short maturity of these financial instruments approximates fair value at June 30, 2010.

Impairment of Long-Lived Assets
The Company has adopted ASC 360, “Accounting for Impairment or Disposal of Long-Lived Assets.”   In complying with these standards, the company reviews its long-lived assets to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable.  The company determines impairment by comparing the undiscounted future value cash flows estimated to be generated by its assets to their respective carrying amounts whenever events or changes in circumstances indicate that an asset may not be recoverable.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $-0- and $-0- during the years ended September 30, 2010 and 2009, respectively.

MOJO SHOPPING, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010 and 2009

NOTE 1 – COMPANY BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Share-Based Compensation
The Company follows the provisions of ASC 718, “Share-Based Payment” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes pricing model for determining the fair value of stock based compensation.

Equity instruments issued to non-employees for goods or services are accounted for at fair value and are marked to market until service is complete or a performance commitment date is reached, whichever is earlier.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2010.

Income Taxes
The Company provides for income taxes under ASC 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

ASC 740 also requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to net loss before provision for income taxes for the following reasons:

	June 30, 2010	June 30, 2009
Income tax expense at statutory rate	$(25,018)	$(9,696)
Valuation allowance	25,018	9,696
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	June 30, 2010	June 30, 2009
NOL carryover	$62,057	$42,487
Valuation allowance	(62,057)	(42,487)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $182,521 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Recent Accounting Pronouncements
Below is a listing of the most recent accounting pronouncements. The Company has evaluated these pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

MOJO SHOPPING, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010 and 2009

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
September 30, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)
In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.

NOTE 2 – GOING CONCERN

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

The Company did not issue any common or preferred shares during the years ended September 30, 2010 and 2009.

MOJO SHOPPING, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010 and 2009

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is comprised of software and is stated at cost.  Amortization expense for the periods ended September 30, 2010 and 2009 amounted to $50 and $75, respectively.  Gains and losses on sales and disposals of software are included in the statements of operations.  Maintenance and repairs are charged to expense as incurred.  As of September 30, 2010 and 2009 software consisted of the following:

	September 30, 2010	September 30, 2009
Software	$248	$248
Accumulated amortization	(177)	(125)
Total	$71	$123

NOTE 5 – NOTES PAYABLE AND RELATED PARTY PAYABLES

Various expenses of the Company including advertising, promotional expenses, and general and administrative expenses as well as loans for operating purposes have been paid for or made by the officers of the Company. The related party payables total $2,759 and $2,259 at June 30, 2010 and 2009, respectively, do not bear interest, are unsecured and due upon demand.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855 Company management reviewed all material events through the filing of these financial statements and there are no material subsequent events to report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending September 30, 2010.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2010.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting.   Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2010, as the result of a material weakness.   The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. We had the following significant deficiencies at September 30, 2010:

•	The company is effectively insolvent, and only has one employee to oversee bank reconciliations, posting payables, and so forth, so there are no checks and balances on internal controls.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G  of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the name of our sole executive officer and directors, her age as of September 30, 2010 and her present position.

Name	Age	Position Held with the Company
Ivona Janieszewski	44	President, Secretary, CEO, CFO, Director

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

For the fiscal year ending September 30, 2010, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended September 30, 2010 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended September 30, 2006, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended September 30, 2010:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Ivona Janieszewski	0	0	0

Code of Ethics

As of September 30, 2010, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended September 30, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ivona Janieszewski,President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of September 30, 2010.

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

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our director for all services rendered in all capacities to us for the period from inception (August 2, 2007) through September 30, 2010.

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

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended September 30, 2010.

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

We did not have a stock option plan as of September 30, 2010

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of September 30, 2010, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 4,520,000 Shares of Common Stock issued and outstanding as of September 30, 2010.

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

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended September 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2010	$7,850	$0	$0	$0
2009	$8,000	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Silberstein Ungar, PLLC, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to the Registration Statement on Form SB-2 filed on December 19, 2007.

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
December 27, 2010

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
December 27, 2010