Form 10-Q
period 2010-12-31
Mojo Shopping Inc
filed 2011-01-28
CIK 1414953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-148190

Mojo Shopping, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-0884348
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

PO Box 778205, Henderson, NV 89077
(Address of principal executive offices)

702-349-5750
(Registrant’s telephone number)
____________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  4,520,000 common shares as of January 25, 2011.

 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of December 31, 2010 (unaudited) and September 30, 2010 (derived from audited financials)
F-2	Consolidated Statements of Operations for the three months ended December 31, 2010 and 2009 and from inception (August 2, 2007) through December 31, 2010 (unaudited)
F-3	Consolidated Statements of Stockholders’ Deficit as of December 31, 2010 (unaudited);
F-4	Consolidated Statements of Cash Flows for the three months ended December 31, 2010 and 2009 and from inception (August 2, 2007) to December 31, 2010 (unaudited);
F-5	Notes to Consolidated Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the period ended December 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

MOJO SHOPPING, INC.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS	December 31, 2010	September 30, 2010
	(unaudited)	(derived from audited)
CURRENT ASSETS
Cash and cash equivalents	$369	$479

Total Current Assets	369	479

SOFTWARE, net	58	71

OTHER ASSETS
Deposits	-	-

TOTAL ASSETS	$427	$550

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$185,909	$148,712
Due to officer	2,759	2,759

Total Current Liabilities	188,668	151,471

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 4,520,000 shares issued and outstanding	4,520	4,520
Additional paid-in capital	27,080	27,080
Deficit accumulated during the development stage	(219,841)	(182,521)

Total Stockholders' Equity (Deficit)	(188,241)	(150,921)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$427	$550

The accompanying notes are an integral part of these financial statements.

MOJO SHOPPING, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended December 31,		From Inception on August 2, 2007 Through December 31,
	2010	2009	2010

REVENUES	$-	$-	$2,447
COST OF GOODS SOLD	-	-	4,628

GROSS PROFIT (LOSS)	-	-	(2,181)

OPERATING EXPENSES
Advertising and promotion	-	-	11,617
Depreciation and amortization	13	13	190
General and administrative	37,307	2,668	205,992

Total Operating Expenses	37,320	2,681	217,799

LOSS FROM OPERATIONS	(37,320)	(2,681)	(219,980)

OTHER INCOME	-	-	139

Total Other Expenses	-	-	139

NET LOSS BEFORE TAXES	(37,320)	(2,681)	(219,841)

Income taxes	-	-	-

NET LOSS	$(37,320)	$(2,681)	$(219,841)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,520,000	4,520,000

The accompanying notes are an integral part of these financial statements.

MOJO SHOPPING, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During Development	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, August 2, 2007	-	$-	$-	$-	$-

Shares issued at $0.02 per share pursuant to subscription on September 28, 2007	1,000,000	1,000	19,000	-	20,000

Shares issued at $0.005 per share pursuant to Share Purchase Agreement dated August 31, 2007	320,000	320	1,280	-	1,600

Shares issued at $0.003 per share pursuant to Share Purchase Agreement dated August 31, 2007	3,200,000	3,200	6,800	-	10,000

Net loss from inception through September 30, 2007	-	-	-	(15,083)	(15,083)

Balance, September 30, 2007	4,520,000	4,520	27,080	(15,083)	16,517

Net loss for year ended September 30, 2008	-	-	-	(65,338)	(65,338)

Balance, September 30, 2008	4,520,000	4,520	27,080	(80,421)	(48,821)

Net loss for year ended September 30, 2009	-	-	-	(28,519)	(28,519)

Balance, September 30, 2009	4,520,000	4,520	27,080	(108,940)	(77,340)

Net loss for year ended September 30, 2010	-	-	-	(73,581)	(73,581)

Balance, September 30, 2010	4,520,000	4,520	27,080	(182,521)	(150,921)

Net loss for the three months ended December 31, 2010	-	-	-	(37,320)	(37,320)

Balance, December 31, 2010	4,520,000	$4,520	$27,080	$(219,841)	$(188,241)

The accompanying notes are an integral part of these financial statements.

MOJO SHOPPING, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended December 31,		From Inception on August 2, 2007 Through December 31,
	2010	2009	2010

OPERATING ACTIVITIES

Net loss	$(37,320)	$(2,681)	$(219,841)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation and amortization	13	13	190
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	37,197	2,692	185,909

Net Cash Provided by (Used in) Operating Activities	(110)	24	(33,742)

INVESTING ACTIVITIES

Purchase of software	-	-	(248)

Net Cash Used in Investing Activities	-	-	(248)

FINANCING ACTIVITIES

Proceeds from sale of common stock	-	-	31,600
Loans from officer	-	-	2,759

Net Cash Provided by Financing Activities	-	-	34,359

NET INCREASE (DECREASE) IN CASH	(110)	24	369
CASH AT BEGINNING OF PERIOD	479	95	-

CASH AT END OF PERIOD	$369	$119	$369

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MOJO SHOPPING, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010 and September 30, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2010 audited financial statements.  The results of operations for the period ended December 31, 2010 are not necessarily indicative of the operating results for the full year.

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

NOTE 4 – EQUITY ACTIVITY

The Company did not issue any common or preferred stock during the three months ended December 31, 2010.

MOJO SHOPPING, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010 and September 30, 2010

NOTE 5 – NOTES PAYABLE AND RELATED PARTY PAYABLES

Various expenses of the Company including advertising, promotional expenses, and general and administrative expenses as well as loans for operating purposes have been paid for or made by the officers of the Company. The related party payables total $2,759 at December 31, 2010, do not bear interest, are unsecured and due upon demand.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855 Company management reviewed all material events through January 25, 2011, the date these financial statements were issued, and has determined that there are no material subsequent events to report.

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

Results of Operations for the three months ended December 31, 2010 and 2009 and for the Period from August 2, 2007 (Date of Inception) until December 31, 2010

We generated $0, $0 and $2,447 of Net Revenue for the three months ended December 31, 2010 and 2009, and for the period from August 2, 2007 (Date of Inception) until December 31, 2010, respectively.  We realized a Net Loss of $37,320, $2,681and $219,841 for the three months ended December 31, 2010 and 2009, and for the period from August 2, 2007 (Date of Inception) until December 31, 2010, respectively.

For the three months ended December 31, 2010 and 2009, and for the period from August 2, 2007 (Date of Inception) until December 31, 2010, we had $0, $0, and $4,628 in Cost of Goods Sold.
The primary Operating Expense for the three months ended December 31, 2010 and 2009 was General and Administrative expenses of $37,307 and $2,668.  The primary Operating Expenses for the period from August 2, 2007 (Date of Inception) until December 31, 2010 were Advertising and Promotion expenses of $11,617 and General and Administrative expenses of $205,992, which expenses were offset by $139 of other income.

Liquidity and Capital Resources

As of December 31, 2010, we had total current assets of $369, consisting entirely of cash. Our total current liabilities as of December 31, 2010 were $188,668.  Thus, we have a working capital deficit of $188,319, as of December 31, 2010.

Operating Activities used $110 in cash for the three months ended December 31, 2010, and generated $24 for the three months ended December 31, 2009.   Operating Activities used $33,742 in net cash for the period from August 2, 2007 (Date of Inception) until December 31, 2010.

Investing Activities neither used nor generated cash for the three month periods ended December 31, 2010, and December 31, 2009.  Investing Activities used $248 in cash for the purchase of software during the period from August 2, 2007 (Date of Inception) until December 31, 2010.

Financing Activities generated no cash for the three month periods ended December 31, 2010 and December 31, 2009. Financing Activities generated $34,359 in cash during the period from August 2, 2007 (Date of Inception) until December 31, 2010, as a result of a private offering of equity securities raising $31,600 and loans from the Company’s sole officer, Ivona Janieszewski, of $2,759.

As of December 31, 2010, we had $369 in cash.  At present, we lack the financial resources to operate and have therefore suspended operations indefinitely.  We will need to raise additional funds during the next twelve months in order to resume operations or otherwise execute on our business plan.  In addition, our management will consider other business opportunities should they arise.

Off Balance Sheet Arrangements

As of December 31, 2010, there were no off balance sheet arrangements.

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

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any accounting policies currently fit this definition.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 4T.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of December 31, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2010.

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

Ms. Ivona Janieszewski, our Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting.   Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2010 as the result of a material weakness.   The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.   The Company had the following significant deficiencies at December 31, 2010:

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

Item 4.     [Removed and Reserved]

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

Mojo Shopping, Inc.

Date:	January 27, 2011

By: /s /Ivona Janieszewski Ivona Janieszewski Title: Chief Executive Officer and Director