Form 10-Q
period 2011-03-31
Mojo Ventures, Inc
filed 2011-05-17
CIK 1414953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-148190

Mojo Ventures, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-0884348
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

836 Grundy Avenue, Holbrook, New York, 11741
(Address of principal executive offices)

(631) 750-3195
(Registrant’s telephone number)
Mojo Shopping, Inc. - PO Box 778205, Henderson, NV 89077
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,014,985 as of May 13, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of March 31, 2011 (unaudited) and September 30, 2010 (derived from audited);
F-2	Consolidated Statements of Operations for the three and six months ended March 31, 2011 and 2010 and period from August 2, 2007 (Inception) to March 31, 2011 (unaudited);
F-3	Statements of Stockholders’ Equity for period from August 2, 2007 (Inception) to March 31, 2011 (unaudited);
F-4	Statements of Cash Flows for the six months ended March 31, 2011 and 2010 and period from August 2, 2007 (Inception) to March 31, 2011 (unaudited);
F-5	Notes to Consolidated Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

MOJO VENTURES, INC.

(fka MOJO SHOPPING, INC.)

(A Development Stage Company)

Consolidated Balance Sheets

ASSETS
	March 31, 2011	September 30, 2010
	(unaudited)	(derived from audited)
CURRENT ASSETS
Cash and cash equivalents	$327	$479
Total Current Assets	327	479

SOFTWARE, net	45	71

OTHER ASSETS
Deposits	—	—

TOTAL ASSETS	$372	$550

CURRENT LIABILITIES
Accounts payable and accrued expenses	$206,701	$148,712
Due to officer	2,759	2,759

Total Current Liabilities	209,460	151,471

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized, 4,520,000 shares issued and outstanding	113,000	113,000
Additional paid-in capital	(81,400)	(81,400)
Deficit accumulated during the development stage	(240,688)	(182,521)

Total Stockholders' Equity (Deficit)	(209,088)	(150,921)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$372	$550

The accompanying notes are an integral part of these financial statements.

MOJO VENTURES, INC.

(fka MOJO SHOPPING, INC.)

 (A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

					From Inception
					on August 2,
	For the Three Months Ended		For the Three Months Ended		2007 Through
	March 31,		March 31,		March 31
	2011	2010	2011	2010	2011
REVENUES		$—	$—	$—	$2,447
COST OF GOODS SOLD		—	—	—	4,628

GROSS PROFIT (LOSS)		—	—	—	(2,181)

OPERATING EXPENSES
Advertising and promotion		—	—	—	11,617
Depreciation and amortization	13	13	26	26	203
General and administrative	20,834	20,138	58,141	22,806	226,826

Total Operating Expenses	20,847	20,151	58,167	22,832	238,646

LOSS FROM OPERATIONS	(20,847)	(20,151)	(58,167)	(22,832)	(240,827)

OTHER INCOME	—	—	—	—	139

Total Other Expenses	—	—	—	—	139

NET LOSS BEFORE TAXES	(20,847)	(20,151)	(58,167)	(22,832)	(240,688)

Income taxes	—	—	—	—	—

NET LOSS	$(20,847)	$(20,151)	$(58,167)	$(22,832)	$(240,688)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	113,000,000	113,000,000	113,000,000	113,000,000

The accompanying notes are an integral part of these financial statements.

MOJO VENTURES, INC.

(fka MOJO SHOPPING, INC.)

(A Development Stage Company)

Consolidated Statements of Stockholders' Equity (Deficit)

(unaudited)

				Deficit
				Accumulated	Total
			Additional	During	Stockholders’
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Balance, August 2, 2007	—	$—	$—	$—	$—

Shares issued at $0.02 per share pursuant to subscription on September 28, 2007	25,000,000	25,000	(5,000)	—	20,000

Shares issued at $0.005 per share pursuant to Share Purchase Agreement dated August 31, 2007	8,000,000	8,000	(6,400)	—	1,600

Shares issued at $0.003 per share pursuant to Share Purchase Agreement dated August 31, 2007	80,000,000	80,000	(70,000)	—	10,000

Net loss from inception through September 30, 2007	—	—	—	(15,083)	(15,083)

Balance, September 30, 2007	113,000,000	113,000	(81,400)	(15,083)	16,517

Net loss for year ended September 30, 2008	—	—	—	(65,338)	(65,338)

Balance, September 30, 2008	113,000,000	113,000	(81,400)	(80,421)	(48,821)

Net loss for year ended September 30, 2009	—	—	—	(28,519)	(28,519)

Balance, September 30, 2009	113,000,000	113,000	(81,400)	(108,940)	(77,340)

Net loss for year ended September 30, 2010	—	—	—	(73,581)	(73,581)

Balance, September 30, 2010	113,000,000	113,000	(81,400)	(182,521)	(150,921)

Net loss for the six months ended March 31, 2011	—	—	—	(58,167)	(58,167)

Balance, March 31, 2011	113,000,000	$113,000	$(81,400)	$(240,688)	$(209,088)

The accompanying notes are an integral part of these financial statements.

MOJO VENTURES, INC.

(fka MOJO SHOPPING, INC.)

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

			From Inception
			on August 2,
	For the Six Months Ended		2007 Through
	March 31,		March 31,
	2011	2010	2011
OPERATING ACTIVITIES

Net loss	$(58,167)	$(22,832)	$(240,688)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation and amortization	26	26	203
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	57,989	22,760	206,701

Net Cash Used in Operating Activities	(152)	(46)	(33,784)

INVESTING ACTIVITIES

Purchase of software	—	—	(248)

Net Cash Used in Investing Activities	—	—	(248)

FINANCING ACTIVITIES

Proceeds from sale of common stock	—	—	31,600
Loans from officer	—	—	2,759

Net Cash Provided by Financing Activities	—	—	34,359

NET INCREASE (DECREASE) IN CASH	(152)	(46)	327
CASH AT BEGINNING OF PERIOD	479	95	—

CASH AT END OF PERIOD	$327	$49	$327

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$—	$—	$—
Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

MOJO VENTURES, INC.

(fka MOJO SHOPPING, INC.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2011 and September 30, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2010 audited financial statements.  The results of operations for the periods ended March 31, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

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

NOTE 4 – EQUITY ACTIVITY

The Company did not issue any common or preferred stock during the six months ended March 31, 2011.

NOTE 5 – NOTES PAYABLE AND RELATED PARTY PAYABLES

Various expenses of the Company including advertising, promotional expenses, and general and administrative expenses as well as loans for operating purposes have been paid for or made by the officers of the Company. The related party payables total $2,759 at March 31, 2011, do not bear interest, are unsecured and due upon demand.

NOTE 6 – SUBSEQUENT EVENTS

On May 13, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Specialty Beverage and Supplement, Inc., a privately held Nevada corporation (“SBSI”) and SBSI Acquisition Corp., a Nevada corporation and wholly-owned subsidiary of the Company (“Acquisition Sub”), pursuant to which SBSI merged with and into Acquisition Sub (the “Merger”) with the filing of the Articles of Merger with the Nevada Secretary of State on May 13, 2011 and became a wholly-owned subsidiary of the Company. In accordance with the terms of the Merger Agreement, at the closing of the Merger an aggregate of 19,552,128 shares of the Company’s common stock were issued to the holders of SBSI’s common stock in exchange for their shares of SBSI.

On May 13, 2011, simultaneously with the consummation of the Merger, the Company issued 7,462,857 shares of common stock to retire certain debt in SBSI held by the holders of 9% subordinated convertible debentures. These noteholders contributed financing to SBSI and agreed to convert their debt in SBSI into the Company’s common stock.

On May 13, 2011, simultaneously with the consummation of the Merger, in a separate transaction, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with its former Chief Executive Officer and sole director, Ivona Janieszewski. Pursuant to the Purchase Agreement, the Company transferred all of its membership interests in Mojo Shopping, LLC, its wholly owned subsidiary (the “LLC”), to Ms. Janieszewski in exchange for the assumption of account payables that the Company owed to third party creditors in the amount of approximately $200,000, the cancellation of 80,000,000 of her shares of the Company’s common stock, and the cancellation of indebtedness owed by the Company to Ms. Janieszewski in the amount of $2,759. Also, simultaneously with the consummation of the Merger, two minority shareholders cancelled an aggregate of 8,000,000 shares of the Company’s common stock.

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

Company Overview

The Company was incorporated in the State of Delaware on August 2, 2007 under the name Mojo Shopping, Inc. for the purpose of developing, promoting, and expanding an online retail business. The Company was in the development stage and was focused on online retailing of products such as furniture, design accessories, art, clothing, music and a variety of environmentally friendly products which are designed to appeal to the tastes of young, socially conscious professionals. The Company generated only nominal revenues in the pursuit of its business plan and lacked the financial resources to maintain operations. The Company searched for investment capital to no avail and decided to seek and investigate alternate business opportunities for its shareholders.

On April 28, 2011, the Company filed an amendment to its Certificate of Incorporation in Delaware to (i) change its name from Mojo Shopping, Inc. to Mojo Ventures, Inc. and (ii) to increase the number of its authorized shares from 100,000,000 shares to 200,000,000, consisting of 190,000,000 shares of common stock and 10,000,000 shares of preferred stock.

The Company also effectuated a forward stock split in which each shareholder was issued 25 shares of common stock in exchange for each one share of common stock held by them. The forward split was declared effective by the Financial Industry Regulatory Authority (“FINRA”) on May 9, 2011. Immediately prior to the stock split 4,520,000 shares of the Company’s common stock was issued and outstanding and upon the effectiveness of the stock split there was 113,000,000 shares issued and outstanding.

On May 13, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Specialty Beverage and Supplement, Inc., a privately held Nevada corporation (“SBSI”) and SBSI Acquisition Corp., a Nevada corporation and wholly-owned subsidiary of the Company (“Acquisition Sub”), pursuant to which SBSI merged with and into Acquisition Sub (the “Merger”) with the filing of the Articles of Merger with the Nevada Secretary of State on May 13, 2011 and became a wholly-owned subsidiary of the Company. In accordance with the terms of the Merger Agreement, at the closing of the Merger an aggregate of 19,552,128 shares of the Company’s common stock were issued to the holders of SBSI’s common stock in exchange for their shares of SBSI.

On May 13, 2011, simultaneously with the consummation of the Merger, the Company issued 7,462,857 shares of common stock to retire certain debt in SBSI held by the holders of 9% subordinated convertible debentures. These noteholders contributed financing to SBSI and agreed to convert their debt in SBSI into the Company’s common stock.

Upon the closing of the Merger, Ms. Janieszewski resigned as President, Secretary, Chief Executive Officer and Chief Financial Officer of the Company and the sole director of the Company. Peter Scalise III was appointed as Chief Executive Officer and Chairman, Scott Ferrari was appointed President and Chief Operating Officer and Neil Rosenberg was appointed Secretary and Treasurer. Simultaneous with the closing, Peter Scalise, Scott Ferrari, Neil Rosenberg, Duncan Weir and Rich Hall were appointed as directors.

On May 13, 2011, simultaneously with the consummation of the Merger, in a separate transaction, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with its former Chief Executive Officer and sole director, Ms. Janieszewski. Pursuant to the Purchase Agreement, the Company transferred all of its membership interests in Mojo Shopping, LLC, its wholly owned subsidiary (the “LLC”), to Ms. Janieszewski in exchange for the assumption of account payables that the Company owed to third party creditors in the amount of approximately $200,000, the cancellation of 80,000,000 of her shares of the Company’s common stock, and the cancellation of indebtedness owed by the Company to Ms. Janieszewski in the amount of $2,759. Also, simultaneously with the consummation of the Merger, two minority shareholders cancelled an aggregate of 8,000,000 shares of the Company’s common stock.

The Company intends to carry on SBSI’s business as its sole line of business. The Company has relocated its executive offices to 836 Grundy Avenue, Holbrook, New York 11741 and its telephone number is (631)-750-3195

SBSI was incorporated in the State of Nevada on April 3, 2008. SBSI is currently engaged in the development of beverage products and vitamin supplements, such as energy drinks, sports drinks, wellness beverages, ready to drink (“RTD”) iced teas and vitamin enhanced kids drinks. SBSI is also developing vitamin and supplement lines for the sports, fitness and health industries.

Form 10 information concerning SBSI, the Merger and related transactions will be contained in a Current Report on Form 8-K that will be filed within 4 business days of the closing of the Merger.

Results of Operations for the three and six months ended March 31, 2011 and 2010 and for the Period from August 2, 2007 (Date of Inception) until March 31, 2011

We generated no revenues for the three or six months ended March 31, 2011 and 2010, and only $2,447 for the period from August 2, 2007 (Date of Inception) until March 31, 2011.

We incurred $20,847 in operating expenses for the three months ended March 31, 2011, as compare with $20,151 in operating expenses for the same period ended March 31, 2010. We incurred $58,167 in operating expenses for the six months ended March 31, 2011, as compare with $22,832 in operating expenses for the same period ended March 31, 2010. For all periods mentioned our operating expenses consisted of general and administrative expenses. Our operating expenses from August 2, 2007 (Date of Inception) until March 31, 2011 were $238,646.

We expect that our operating expenses will increase as we are able to locate funds and pursue business operations. Until then, our operating expenses will include general and administrative expenses for accounting fees, legal costs and other miscellaneous items.

We had a net loss of $20,847 for the three months ended March 31, 2011, as compared with a net loss of $20,151 for the same period ended March 31, 2010. We had a net loss of $58,167 for the six months ended March 31, 2011, as compared with a net loss of $22,832 for the same period ended March 31, 2010. We have an accumulated net loss of $240,688 from August 2, 2007 (Date of Inception) until March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2011, we had total current assets of $327, consisting entirely of cash. Our total current liabilities as of March 31, 2011 were $209,460. Thus, we have a working capital deficit of $209,133, as of March 31, 2011.

Operating Activities used $33,784 in net cash for the period from August 2, 2007 (Date of Inception) until March 31, 2011. Investing Activities used $248 in cash for the purchase of software during the period from August 2, 2007 (Date of Inception) until March 31, 2011. Financing Activities generated $34,359 in cash during the period from August 2, 2007 (Date of Inception) until March 31, 2011, as a result of a private offering of equity securities raising $31,600 and loans from the Company’s sole officer, Ivona Janieszewski, of $2,759.

As of March 31, 2011, we had $327 in cash. At present, we lack the financial resources to operate and have therefore suspended operations indefinitely. We will need to raise additional funds during the next twelve months in order to resume operations or otherwise execute on our business plan. In addition, our management will consider other business opportunities should they arise.

Off Balance Sheet Arrangements

As of March 31, 2011, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

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

Ms. Ivona Janieszewski, our Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting.   Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2011 as the result of a material weakness.   The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.   The Company had the following significant deficiencies at March 31, 2011:

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

Item 1A:Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Removed and Reserved

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
10

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mojo Ventures, Inc.

Date:	May 17, 2011

By:	/s/ Peter Scalise III
Peter Scalise III
Title:	Chief Executive Officer and Director

