Form 10-Q
period 2011-06-30
Mojo Ventures, Inc.
filed 2011-08-15
CIK 1414953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

 ☐Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-148190

Mojo Ventures, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-0884348
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

836 Grundy Avenue, Holbrook, New York, 11741
(Address of principal executive offices)

(631) 750-3195
(Registrant’s telephone number)

______________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
 ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer Accelerated filer	☐ Non-accelerated filer
☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: _____________ as of August __, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010 (derived from audited);

Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 ;

Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010  ;

Notes to Consolidated Financial Statements;

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

MOJO VENTURES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$442,307	$35,015
Accounts receivable	8,318	-
Other current assets	31,300	-
Total Current Assets	481,925	35,015

Property and equipment, net	350,596	163,750
Restricted cash - related party	73,944	-
Other assets - rent security	10,000	10,000

TOTAL ASSETS	$916,465	$208,765

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$303,671	$512,319
Accrued interest	334,393	220,652
Notes payable	359,950	974,450
Total Current Liabilities	998,014	1,707,421

LONG TERM LIABILITIES:
Notes payable related parties	1,329,275	1,485,000

TOTAL LIABILITIES	2,327,289	3,192,421

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000,000 shares authorized at $0.001 par value, 0 shares issued and outstanding	-	-

Common stock, 190,000,000 shares authorized at $0.001 par value, 58,885,244 and 123,725,018 shares issued and outstanding, respectively	58,885	123,725
Additional paid in capital	5,534,021	-
Accumulated deficit	(7,003,730)	(3,107,381)
Total Stockholders' Deficit	(1,410,824)	(2,983,656)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$916,465	$208,765

See accompanying notes to consolidated financial statements.

MOJO VENTURES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2011	2010	2011	2010
Revenues	$-	$-	$-	$-

Operating Expenses
Advertising and promotions	172,008		134,052	-
Research and development	275,378		150,238	-
Merger and acquisition costs	410,000		410,000	-
General and administrative	3,156,230	351,214	2,859,627	162,775
Total Operating Expenses	4,013,616	351,214	3,553,917	162,775

Loss from Operations	(4,013,616)	(351,214)	(3,553,917)	(162,775)

Other Income (Expense)
Other Income	27,440	-	27,440	-
Interest expense	(119,262)	(94,810)	(43,449)	(48,036)
Total Other Income (Expenses)	(91,822)	(94,810)	(16,009)	(48,036)

Net Loss	(4,105,438)	(446,024)	(3,569,926)	(210,811)

Basic and diluted loss per common share	$(0.09)	$(0.00)	$(0.07)	$(0.00)

Weighted average common shares outstanding	46,460,553	123,725,018	48,347,963	123,725,018

See accompanying notes to consolidated financial statements.

MOJO VENTURES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(4,105,438)	$(446,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	401,889	-
Stock based compensation expense	2,389,920
Liabilities exchanged for capital	209,461	-
Depreciation	35,836	-
Changes to operating assets and liabilities:
Accounts receivable	(8,318)	-
Other current assets	(31,300)	-
Accounts payable and accrued expenses	(208,648)	272,066
Accrued interest	113,741	94,810
Net cash used in operating activities	(1,202,857)	(79,148)

Cash flows from investing activities:
Purchase of property and equipment	(222,682)	(4,300)
Restricted cash pledged as collateral	(73,944)	-
Net cash used in investing activities	(296,626)	(4,300)

Cash flows from financing activities:
Proceeds from notes payable	2,214,000	83,448
Repayments of notes payable	(151,500)	-
Repayments of related party notes payable	(155,725)	-
Net cash provided by financing activities	1,906,775	83,448

Net increase in cash	407,292	-

Cash at beginning of period	35,015	-

Cash at end of period	$442,307	$-

See accompanying notes to consolidated financial statements.

Mojo Ventures Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Line of Business

Mojo Ventures Inc., formerly known as Mojo Shopping Inc., (hereinafter referred to as “MOJO” or the “Company”), was incorporated in the State of Delaware on August 2, 2007.

On May 13, 2011, MOJO, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Specialty Beverage and Supplement, Inc., a privately held Nevada corporation (“SBSI”) and SBSI Acquisition Corp., a Nevada corporation and wholly-owned subsidiary of the Company (“Acquisition Sub”), pursuant to which SBSI merged with and into Acquisition Sub (the “Merger”) with the filing of the Articles of Merger with the Nevada Secretary of State on May 13, 2011 and became a wholly-owned subsidiary of the Company. In accordance with the terms of the Merger Agreement, an aggregate of 19,552,128 shares of the Company’s common stock were issued at the closing to the holders of SBSI’s common stock in exchange for their shares of SBSI.

On May 13, 2011, simultaneously with the consummation of the Merger, the Company issued 7,462,848 shares of common stock to retire certain debt in SBSI held by the holders of 9% subordinated convertible debentures. These noteholders contributed financing to SBSI and agreed to convert their debt in SBSI into the Company’s common stock.

On May 13, 2011, simultaneously with the consummation of the Merger, in a separate transaction, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with its former Chief Executive Officer and sole director, Ivona Janieszewski. Pursuant to the Purchase Agreement, the Company transferred all of its membership interests in Mojo Shopping, LLC, our wholly owned subsidiary (the “LLC”), to Ms. Janieszewski in exchange for the assumption of account payables that the Company owed to third party creditors in the amount of approximately $200,000, the cancellation of 80,000,000 of Ms. Janiezewski’s shares of the Company’s common stock, and the cancellation of indebtedness owed by the Company to Ms. Janieszewski in the amount of $2,759.  Also, simultaneously with the consummation of the Merger, two minority shareholders cancelled an aggregate of 8,000,000 shares of the Company’s common stock.

The Company through its wholly owned subsidiary, SBSI, currently is engaged in the development of beverage products and vitamin supplements, such as energy drinks, sports drinks, wellness beverages, ready to drink (“RTD”) iced teas and vitamin enhanced kids drinks. SBSI is also developing vitamin and supplement lines for the sports, fitness and health industries and has developed a patent pending liquid/powder dispensing cap technology (“DCT”) for the beverage and pharmaceutical industries. Additionally, SBSI is involved in full service brand development and has an in-house formulator and graphics department. Graphic Gorilla LLC (“Graphic Gorilla”), the Company’s wholly-owned subsidiary, is the Company’s in-house graphics department which is responsible for brand development, corporate identity and design and packaging for all of the products the Company is developing.

Mojo Ventures Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Organization and Line of Business (continued)

Graphic Gorilla also markets its services to third parties.  SBSI acquired Graphic Gorilla in March 2011 and issued 1,000,000 shares of its common stock in exchange for all of the issued and outstanding equity of Graphic Gorilla.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Specialty Beverage and Supplement Inc., and Graphic Gorilla LLC.  All significant inter-company accounts and transactions were eliminated in consolidation.

The Merger is being accounted for as a reverse acquisition and recapitalization. SBSI is the acquirer for accounting purposes and the Company is the issuer. Accordingly, SBSI’s historical financial statements for periods prior to the acquisition become those of the acquirer retroactively restated for the equivalent number of shares received in the Merger. The accumulated deficit of SBSI is carried forward after the acquisition. Operations prior to the Merger are those of SBSI. Earnings per share for the period prior to the Merger are restated to reflect the equivalent number of shares outstanding.

The consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2010 audited financial statements included in the Company’s Form 10-K and SBSI’s 2010 audited financial statements included in the Company’s Form 8-K. The results for the six months ended June 30, 2011, are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

As a result of the acquisition of SBSI through a reverse merger transaction, the board of directors approved a change in the Company’s fiscal year end from September 30 to December 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and

Mojo Ventures Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (CONTINUED)

Recent Accounting Pronouncements –(continued)

the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted these amendments in the first quarter of 2010 and the adoption did not have a material impact on the disclosures of the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09 “Subsequent Events - Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends FASB ASC Topic 855, Subsequent Events, so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated  in originally issued and revised financial statements. ASU No. 2010-09 was effective immediately and the Company adopted these new requirements in the first quarter of 2010. The adoption did not have a material impact on the disclosures of the Company’s consolidated financial statements.

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income.  ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements.  The new guidance removes the presentation options in Accounting Standards Codification (ASC) 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) in other comprehensive income.  ASU 2011-05 will be effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011.  The adoption will not have a material effect on the Company’s consolidated financial statements.  There are currently no other accounting standards that have been issued that will have a significant impact on the Company’s financial position, results of operations and cash flows upon adoption.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents include investment instruments, CD’s and time deposits purchased with a maturity of three months or less.

Mojo Ventures Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (CONTINUED)

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents are not available for immediate use. Such cash cannot be used by the Company until a certain point or event in the future and includes items like fixed or time deposits pledged as collateral.

Property, Equipment and Leasehold Improvements

Property and equipment is stated at cost and is depreciated using the straight line method over the estimated useful lives of the respective assets.  Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. Additions and major replacements or improvements are capitalized, while minor replacements and maintenance costs are charged to expense as incurred. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.  Leasehold improvements are recorded at cost and amortized on a straight-line basis over the lease term.  Rent expense for operating leases with rent-free periods or scheduled increases are accounted for on a straight-line basis over the lease term, including the related rent-free period.

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

Advertising Costs

The Company’s policy is to expense advertising when incurred.

Research and Development

The Company’s policy is to expense all research and development costs when incurred.

Mojo Ventures Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (CONTINUED)

Net Loss Per Common Share

The Company computes per share amounts in accordance with Statement of Financial Accounting Standards ASC Topic 260, “Earnings per Share”.  ASC Topic 260 requires presentation of basic and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods.

Income Taxes

The Company accounts for income taxes under the asset and liability method. The Company recognizes deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax basis and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Management evaluates the realizability of deferred tax assets on a regular basis for each taxable jurisdiction. In making this assessment, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all available evidence, both positive and negative, in making this assessment.

If the Company determines that it expects to realize deferred tax assets in excess of the recorded net amounts, a reduction in the deferred tax asset valuation allowance would decrease income tax expense in the period such determination is made. Alternatively, if the Company determines that it no longer expects to realize a portion of its net deferred tax assets, an increase in the deferred tax asset valuation allowance would increase income tax expense in the period such determination is made.

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. See Note 4 – Income Taxes.

Mojo Ventures Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (CONTINUED)

Stock-Based Compensation

ASC Topic 718, “Accounting for Stock-Based Compensation” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights.

ASC Topic 718 requires employee compensation expense to be recorded using the fair value method.  This standard was effective as of the first interim or annual fiscal period that began after December 15, 2005. The Company accounts for employee stock based compensation in accordance with the provisions  of ASC Topic 718, and has since its adoption. For non-employee options and warrants, the company uses the fair value method as prescribed in ASC Topic 718, and has done so since inception.

Revenue Recognition

The Company recognizes sales revenue upon shipment of goods to customers, net of discounts, and the Company's estimate of returns, allowances, and co-op advertising.

Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories.

Subsequent Events

The Company has evaluated subsequent events from the date of the consolidated balance sheet through August 12, 2011, the date the financial statements were issued. During this period, no material recognizable subsequent events were identified.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has an accumulated deficit of $7,003,730 as of June 30, 2011.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Mojo Ventures Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010

NOTE 3 - GOING CONCERN (CONTINUED)

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

NOTE 4 – INCOME TAX

Deferred taxes are provided on a liability method.  Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are  reduced by a  valuation  allowance  when,  in the opinion of  management,  it is more  likely  than not  that  some portion or all of the deferred  tax assets will to be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The provision for income taxes differs from the amounts which would be provided by applying the statutory combined federal and state income tax rate of 46% to the net loss before provision for income taxes for the following reasons:

	June 30, 2011	June 30, 2010
Income tax expense at statutory rate	$(763, 806)	$(190,197)
Valuation allowance	763,806	190,197
Income tax expense	$-	$-

At June 30, 2011, the Company had  net operating loss carry forwards of approximately $ 945,983  that may be offset against future taxable income through 2030.  No tax benefit has been reported in the June 30, 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

NOTE 5 - RELATED PARTY

Related Party Notes Payable

The Company issued unsecured notes to three of its officers in lieu of payments for services provided.  As of June 30, 2011 and December 31, 2010, the balances for the related party notes outstanding were $1,329,275 and $1,485,000 respectively. The terms of the notes are as follows:

			Balance as of
Description	Interest Rate	Maturity Date	June 30, 2011	December 31,2010
Related party note	15%	January 2012	$874,275	$1,010,000
Related party note	10%	January 2012	390,000	410,000
Related party note	10%	March 2011	65,000	65,000
			$1,329,275	$1,485,000

For the six months ended June 30, 2011, the company repaid $155,725 in principal on the related party notes and accrued approximately $99,000 of interest expense.

Mojo Ventures Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010

NOTE 5 - RELATED PARTY (CONTINUED)

Restricted Cash – Related Party

The Company deposited $75,000 in a five year certificate of deposit to secure a car loan for the CEO of the Company.  Loan payments are automatically paid from the CD and applied against the officer’s car and unaccountable allowances which are part of the CEO’s compensation package. Both the car and unaccountable allowance are included in the March 2011 employment agreement, which was approved by the Board of Directors.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company maintains its principal offices pursuant to a three-year lease for 10,000 square feet of office space, manufacturing and distribution facilities. The lease, which commenced on September 2010, provides for monthly lease payments of $5,000, $5,833 and $6,666 in the first, second and third years of the lease, respectively, and expires December 15, 2013.

Future minimum annual lease payments for the years ending December 31 are as follows:

2011	$50,833
2012	70,833
2013	73,334
$195,000

For the six months ended June 30, 2011, rent expense for operating leases was approximately $30,000.

NOTE 7 – MERGER RELATED COSTS

The Company entered into an agreement (the “Agreement”) with The Broadsmoore Group, LLC (“Broadsmoore”) on June 7, 2011, to satisfy the terms of outstanding monetary obligations SBSI owed to Broadsmoore under a letter of intent dated March 3, 2011 (the “Letter of Intent”).  Pursuant to the Letter of Intent, SBSI was obligated to issue and deliver to Broadsmoore a note in the amount of $500,000 together with transaction expenses related to assistance SBSI received in connection with the Company’s recent merger with Specialty Beverage & Supplement, Inc.  The Agreement revises the obligations set forth under the Letter of Intent. Pursuant to the Agreement, The Company is now required to remit $400,000 in cash to Broadsmoore and in exchange, Broadsmoore agreed to waive the right to any transaction expenses and further agreed to subscribe for 1,142,857 shares of the Company’s common stock at $0.35 per share.

Mojo Ventures Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010

NOTE 8 – NOTES PAYABLE

Notes payable at June 30, 2011 and December 31, 2010 were $359,951 and $974,451 respectively. The notes are unsecured and consist of the following:

			Balance as of
Description	Interest Rate	Maturity Date	June 30,2011	December 31,2010
150 day convertible bond	14%	May 2009 *	54,500	56,500
Convertible bond	14%	March 2010 *	8,000	8,000
Bridge loan	12%	March 2010	-	40,000
Convertible bond	15%	March 2010	-	20,000
120 day bond	15%	April 2010	-	20,000
Promissory note	0%	May 2010 *	13,200	13,200
Promissory note	10%	May 2010 *	140,000	140,000
6 month bond	7.50%	May 2010 *	12,500	20,000
Promissory note	0%	June 2010 *	88,000	88,000
Promissory note	7.50%	August 2010	-	25,000
Convertible debenture	9%	October 2010	-	300,000
Promissory note	8%	August 2011	23,750	23,750
Promissory note	8%	September 2011	20,000	20,000
Convertible debenture	9%	December 2011	$-	$200,000
			$359,950	$974,450

During the six months ended June 30, 2011, the Company received $2,214,000 in proceeds from the sale of notes and debentures, converted $2,612,000 of debentures to shares of common stock, and repaid $151,500 to certain note holders of outstanding loans.  The 9% subordinated convertible debentures were converted to 7,462,848 shares of common stock at $.35 per share on May 13, 2011 simultaneously with the consummation of the Merger.

* The Company is in default with respect to the terms of this note. No legal action has been taken by the noteholder as of the date of this report.

NOTE 9 – STOCKHOLDERS’ DEFICIT

On April 28, 2011, the Company filed an amendment to its Certificate of Incorporation in Delaware to (i) change its name from Mojo Shopping, Inc. to Mojo Ventures, Inc. and (ii) to increase the number of its authorized shares from 100,000,000 shares to 200,000,000, consisting of 190,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Mojo Ventures Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010

The Company also effectuated a forward stock split in which each shareholder was issued 25 shares of common stock in exchange for one share of each common stock share held by them. The forward split was declared effective by the Financial Industry Regulatory Authority (“FINRA”) on May 9, 2011. Immediately prior to the stock split 4,520,000 shares of the Company’s common stock was issued and outstanding. Upon the effectiveness of the stock split there were 113,000,000 shares issued and outstanding before giving effect to the stock issuances in the Merger and the cancellation of 88,000,000 shares by Ms. Janieszewski and two minority shareholders. Following these transactions, there were 52,014,976 shares outstanding.  The Company also established a stock option plan and issued 6,847,872 shares of common stock to its employees, directors and consultants.

NOTE 10 – STOCK BASED COMPENSATION

Stock-based compensation expense for all stock-based award programs, including grants of stock options and warrants, is recorded in accordance with "Compensation—Stock Compensation", Topic 718 of the FASB ASC. Stock-based compensation expense, which is calculated net of estimated forfeitures, is computed using the grant date fair-value method on a straight-line basis over the requisite service period for all stock awards that vest during the period. The grant date fair value for stock options is calculated using the Black-Scholes option valuation model. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Stock-based compensation expense is reported under general and administrative expenses on the accompanying consolidated statements of operations.

In May 2011, the Company adopted the 2011 Incentive Plan (the “2011 Plan”). The 2011 Plan is a shareholder approved plan that provides for broad-based equity grants to employees, officers, directors, consultants, agents, advisors and independent contractors of the Company.  The 2011 Plan allows for the granting of awards including options, stock appreciation rights, stock awards, restricted stock, performance based awards, cash-based awards or other incentive payable in cash or in shares of common stock.

The 2011 Plan provides for the granting of options to purchase up to 8,000,000 shares of common stock.  6,847,872 options have been granted and exercised to date.  Options granted under the 2011 Plan have a 1-year term and may be incentive stock options or non-qualified stock options. The awards that have been granted to date are at an exercise price equal to $.001 and generally vest immediately. The Company recognized $2,389,920 in compensation expense ratably over the vesting period.  At June 30, 2011, there were no options outstanding under the 2011 Plan.

Stock option plan activity during the six months ended June 30, 2011 follows:

	Options	Average Exercise Price	Weighted Average Fair Value
Options outstanding at January 1, 2011	-
Options Granted	6,847,872		$0.35
Options Exercised	(6,847,872)	$0.001
Options outstanding at June 30, 2011	-	-

Mojo Ventures Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010

NOTE 10 – STOCK BASED COMPENSATION (CONTINUED)

The fair value of options granted is estimated on the date of grant based on the weighted-average assumptions in the table below.   The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date.  The calculated value method using the historical volatility of the Food and Beverages industry is used as the basis for the volatility assumption.

Six months ended June 30, 2011
Weighted average risk-free rate	0.18%
Average expected life in years	1.00
Expected dividends	None
Volatility	10.70%
Forfeiture rate	0.00%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes a number of forward looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward looking statements, which apply only as of the date of this quarterly report. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Company Overview

We were incorporated in the State of Delaware on August 2, 2007 under the name Mojo Shopping, Inc. for the purpose of developing, promoting, and expanding an online retail business. We were in the development stage and were focused on online retailing of products such as furniture, design accessories, art, clothing, music and a variety of environmentally friendly products which are designed to appeal to the tastes of young, socially conscious professionals. We generated only nominal revenues in the pursuit of our business plan and lacked the financial resources to maintain operations. We searched for investment capital to no avail and decided to seek and investigate alternate business opportunities for our shareholders.

Recent Developments

On April 28, 2011, we filed an amendment to our Certificate of Incorporation in Delaware to (i) change our name from Mojo Shopping, Inc. to Mojo Ventures, Inc. and (ii) to increase the number of our authorized shares from 100,000,000 shares to 200,000,000, consisting of 190,000,000 shares of common stock and 10,000,000 shares of preferred stock.

We also effectuated a forward stock split in which each shareholder was issued 25 shares of common stock in exchange for each one share of common stock held by them. The forward split was declared effective by the Financial Industry Regulatory Authority (“FINRA”) on May 9, 2011. Immediately prior to the stock split 4,520,000 shares of our common stock were issued and outstanding and upon the effectiveness of the stock split there were 113,000,000 shares issued and outstanding.

On May 13, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Specialty Beverage and Supplement, Inc., a privately held Nevada corporation (“SBSI”) and SBSI Acquisition Corp., a Nevada corporation and our wholly-owned subsidiary (“Acquisition Sub”), pursuant to which SBSI merged with and into Acquisition Sub (the “Merger”) with the filing of the Articles of Merger with the Nevada Secretary of State on May 13, 2011 and became our wholly-owned subsidiary. In accordance with the terms of the Merger Agreement, at the closing of the Merger an aggregate of 19,552,128 shares of our common stock were issued to the holders of SBSI’s common stock in exchange for their shares of SBSI.

On May 13, 2011, simultaneously with the consummation of the Merger, we issued 7,462,857 shares of common stock to retire certain debt in SBSI held by the holders of 9% subordinated convertible debentures. These noteholders contributed financing to SBSI and agreed to convert their debt in SBSI into our common stock.

Upon the closing of the Merger, Ms. Janieszewski resigned as our President, Secretary, Chief Executive Officer and Chief Financial Officer and sole director. Peter Scalise III was appointed as Chief Executive Officer and Chairman, Scott Ferrari was appointed President and Chief Operating Officer and Neil Rosenberg was appointed Secretary and Treasurer. Simultaneous with the closing, Peter Scalise, Scott Ferrari, Neil Rosenberg, Duncan Weir and Rich Hall were appointed as directors.

On May 13, 2011, simultaneously with the consummation of the Merger, in a separate transaction, we entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with our former Chief Executive Officer and sole director, Ms. Janieszewski. Pursuant to the Purchase Agreement, we transferred all of our membership interests in Mojo Shopping, LLC, our wholly owned subsidiary (the “LLC”), to Ms. Janieszewski in exchange for the assumption of account payables that we owed to third party creditors in the amount of approximately $200,000, the cancellation of 80,000,000 of her shares of our common stock, and the cancellation of indebtedness owed by us to Ms. Janieszewski in the amount of $2,759. Also, simultaneously with the consummation of the Merger, two minority shareholders cancelled an aggregate of 8,000,000 shares of our common stock.

On June 9, 2011, Silberstein Ungar, PLLC (the “Former Accountant”) was dismissed as the Company’s accountant. The Company has engaged ZS Consulting Group, LLP (“New Accountant”) as its principal accountants effective June 9, 2011. The decision to change accountants was approved by the Company’s board of directors.  The Company provided the Former Accountant with its disclosures in Form 8-K filed 6/10/2011 disclosing the dismissal of the Former Accountant and requested in writing that the Former Accountant furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures. The Former Accountant’s response is filed as an exhibit to the Form 8-K.

We intend to carry on SBSI’s business as our sole line of business. We have relocated our executive offices to 836 Grundy Avenue, Holbrook, New York 11741 and our telephone number is (631)-750-3195

SBSI was incorporated in the State of Nevada on April 3, 2008. SBSI is currently engaged in the development of beverage products and vitamin supplements, such as energy drinks, sports drinks, wellness beverages, ready to drink (“RTD”) iced teas and vitamin enhanced kids drinks. SBSI is also developing vitamin and supplement lines for the sports, fitness and health industries.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 and Three Months Ended June 30, 2010

Revenues

We did not generate any revenues from product sales for the three months ended June 30, 2011 and 2010.

Total operating expenses

For the three months ended June 30, 2011 and 2010, total operating expenses were $3,553,917 and $162,775, respectively.  Operating expenses increased $3,391,142 during the second quarter of 2011 compared to the same period of 2010.  This increase was due primarily to an increase in merger and acquisition costs, stock based compensation, headcount, and related expenses to support expanded fund raising, R&D and marketing activities. We expect that our operating expenses will increase as we are able to locate funds and pursue business operations.

Net loss

For the three months ended June 30, 2011 and 2010, net loss was $3,569,926 and $210,811, respectively.

Six Months Ended June 30, 2011 and Six Months Ended June 30, 2010

Revenues

We did not generate any revenues from product sales for the six months ended June 30, 2011 and 2010.

Total operating expenses

For the six months ended June 30, 2011 and 2010, total operating expenses were $4,013,616 and $351,214, respectively.  Operating expenses increased $3,662,402 during the first six months of 2011 compared to the same period of 2010.  This increase was due primarily to an increase in merger and acquisition costs, stock based compensation, headcount, and related expenses to support expanded fund raising, R&D and marketing activities.  We expect that our operating expenses will increase as we are able to locate funds and pursue business operations.

Net loss

For the six months ended June 30, 2011 and 2010, net loss was $4,105,438 and $446,024, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance at June 30, 2011 was $442,307 as compared to $35,015 at December 31, 2010.

To date, we have financed our operations through the issuance of equity and debt to private investors. On May 13, 2011, SBSI issued twelve-month 9% convertible subordinated debentures (the “Debentures”) to accredited investors in a private placement for aggregate gross proceeds of $2,612,000. Interest on the Debentures accrued at the rate of 9% per annum and was payable in shares of SBSI common stock. The Debentures were convertible into shares of common stock of SBSI at a conversion price of $0.35 per share and were mandatorily converted in accordance with their terms, into an aggregate of 7,462,848 shares of our common stock upon the effectiveness of the Merger on May 13, 2011. The investors in the Debentures have the right to appoint a director to our Board of Directors. The Debentures were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(2) of the Securities Act.

We presently do not have any available credit, bank financing or other external sources of liquidity other than the remaining net proceeds from the sale of the Debentures. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We believe that, at our current level of operation, we do not have sufficient cash to meet our expenses for the next six months. We expect that we will need to obtain additional capital in order to maintain our public company regulatory requirements and execute our business plan, build our operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or debt securities, or borrow funds from private lenders or banking institutions. We have not made any decisions with respect to any such financing. There can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all. If we are unable to raise additional funding as necessary, we may have to suspend our operations temporarily or cease operations entirely.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

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

In order to continue as a going concern, we will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management, significant shareholders and third parties through the sale of equity and/or debt financing sufficient to meet our minimal operating expenses. However management cannot provide any assurances that will be successful in accomplishing any of our plans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

The management of Mojo Ventures, Inc. is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our senior management, consisting of Peter Scalise III and Neil Rosenberg, our Chief Executive Officer and Treasurer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Treasurer concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective because of the identification of what might be deemed a material weakness in our internal control over financial reporting which is identified below.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our sole officer concluded that, during the period covered by this quarterly report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of June 30, 2011; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

1.
We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

2.
We did not maintain proper segregation of duties for the preparation of our financial statements. We currently only have one officer overseeing all transactions. This has resulted in several deficiencies including the lack of control over preparation of financial statements, and proper application of accounting policies:

Management believes that the material weaknesses set forth the two items above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside Directors on our Board of Directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate the following series of measures once we have the financial resources to do so:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside Directors, who shall be appointed to a fully functioning audit committee, would remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 1A: RISK FACTORS

See the “Risk Factors” section set forth in our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2011 and incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
31.1/31.2	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1/32.2	Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mojo Ventures, Inc.

Date:	August 15, 2011

By:	/s/ Peter Scalise III
Peter Scalise III
Title:	Chief Executive Officer and Director