Form 10-Q
period 2011-09-30
Mojo Ventures, Inc.
filed 2011-11-21
CIK 1414953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-148190

Mojo Ventures, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-0884348
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

560 Lexington Ave., 16th Fl., New York, New York 10022
(Address of principal executive offices)

(212) 521-0322
(Registrant’s telephone number)
836 Grundy Avenue, Holbrook, New York, 11741
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer	☐Accelerated filer
☒ Smaller reporting company	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,818,748 as of November 14, 2011.

TABLE OF CONTENTS

			Page

		PART I - FINANCIAL INFORMATION
Item	1	: Financial Statements	3

Item	2	: Management’s Discussion and Analysis of Financial	19
		Condition and Results of Operations

Item	3	: Quantitative and Qualitative Disclosures About Market Risk	23

Item	4	: Controls and Procedures	23

		PART II - OTHER INFORMATION
Item	1	: Legal Proceedings	25

Item	1	A: Risk Factors	25

Item	2	: Unregistered Sales of Equity Securities and Use of Proceeds	25

Item	3	: Defaults Upon Senior Securities	25

Item	4	: (Removed and Reserved)	25

Item	5	: Other Information	25

Item	6	: Exhibits	25

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010 (derived from audited);

Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 ;

Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 ;

Notes to Consolidated Financial Statements;

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

MOJO VENTURES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2011	2010
CURRENT ASSETS:
Cash and cash equivalents	4,502	$34,646
Accounts Receivable	8,100
Restricted cash	636	-
Total Current Assets	13,238	34,646

Property and Equipment, Net	428,438	163,692
Other Assets	34,099	10,000
TOTAL ASSETS	$475,775	$208,338

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$169,841	$323,651
Accrued interest	382,612	220,652
Notes payable	359,950	1,039,450
Notes payable related parties	1,307,138	-
Total Current Liabilities	2,219,541	1,583,753

LONG TERM LIABILITIES:
Notes payable related parties
Total Long Term Liabilities	-	1,420,000
TOTAL LIABILITIES	2,219,541	3,003,753

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 10,000,000 authorized at $0.001 par value,
0 issued and outstanding	-	-

Common stock, 190,000,000 shares authorized at $0.001 par value,
58,885,244 and 123,725,018 shares issued and outstanding,
respectively,	58,885	123,725
Additional Paid In Capital	5,534,021	-
Accumulated deficit	(7,336,672)	(2,919,140)
Total Stockholders' Equity (Deficit)	(1,743,766)	(2,795,415)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$475,775	$208,338

See accompanying notes to consolidated financial statements.

MOJO VENTURES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$-	$-	$-	$-
Cost of Sales	-		-
Gross Profit	-	-	-	-

Operating Expenses
Advertising and promotions	204,240	-	32,232	-
Research and development	275,378	-	-	-
Merger and acquisition costs	410,000	-	-	-
General and administrative	3,399,252	73,581	243,022	21,406
Total Operating Expenses	4,288,870	73,581	275,254	21,406
Loss from Operations	(4,288,870)	(73,581)	(275,254)	(21,406)

Other Income (Expense)
Other Income	39,679	-	12,239	-
Interest expense	(168,341)	(94,810)	(49,079)	(48,036)
Total Other Income (Expenses)	(128,662)	(94,810)	(36,840)	(48,036)

Loss Before Provision for Income Taxes	(4,417,532)	(168,391)	(312,094)	(69,442)

Provision for Income Taxes	-	-	-	-

Net Loss	(4,417,532)	$(168,391)	$(312,094)	$(69,442)
Basic loss per share	$(0.08)	$(0.00)	$(0.01)	$(0.00)
Diluted loss per share	$(0.08)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding:
Basic weighted average number of common shares outstanding	58,885,244	123,725,018	58,885,244	123,725,018
Diluted weighted average number of common shares outstanding	58,885,244	123,725,018	58,885,244	123,725,018

See accompanying notes to consolidated financial statements.

MOJO VENTURES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
	For the Nine Months Ended
	September
	2011	2010

Net loss	$(4,417,532)	(446,024)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Stock issued for services	358,109
Stock based compensation expense	2,389,920
Accounts Receivable	(8,100)
Depreciation	32,105	-
Changes to operating assets and liabilities:
Other assets	(32,304)
Accounts payable and accrued expenses	(155,696)	307,081
Accrued interest	161,961	94,810
Net cash (used in) operating activities	(1,671,537)	(44,133)

Cash flows from investing activities:
Restricted cash	(636)	-
Purchase of property and equipment	(264,746)	(4,300)
Net cash (used in) investing activities	(265,382)	(4,300)

Cash flows from financing activities:
Proceeds from notes payable	2,214,000	83,448
Repayments of notes payable	(151,500)
Repayments of related party notes payable	(155,725)

Net cash provided by financing activities	1,906,775	83,448

Net increase (decrease) in cash	(30,144)	35,015

Cash at beginning of year	34,646	-

Cash at end of the period	$4,502	$35,015

See accompanying notes to consolidated financial statements.

Mojo Ventures, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2011 and 2010

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Line of Business
Mojo Ventures Inc., formerly known as Mojo Shopping Inc., (hereinafter referred to as the “MOJO” or the “Company”), was incorporated in the State of Delaware on August 2, 2007.

On May 13, 2011, MOJO, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Specialty Beverage and Supplement, Inc., a privately held Nevada corporation (“SBSI”) and SBSI Acquisition Corp., a Nevada corporation and wholly-owned subsidiary of the Company (“Acquisition Sub”), pursuant to which SBSI merged with and into Acquisition Sub (the “Merger”) with the filing of the Articles of Merger with the Nevada Secretary of State on May 13, 2011 and became a wholly-owned subsidiary of the Company. In accordance with the terms of the Merger Agreement, at the closing an aggregate of 19,552,128 shares of the Company’s common stock were issued to the holders of SBSI’s common stock in exchange for their shares of SBSI.

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

The Company through its wholly owned subsidiary, SBSI, currently is engaged in the development of beverage products and vitamin supplements, such as energy drinks, sports drinks, wellness beverages, ready to drink (“RTD”) iced teas and vitamin enhanced kids drinks. SBSI is also developing vitamin and supplement lines for the sports, fitness and health industries and has developed a patent pending liquid/powder dispensing cap technology (“DCT”) for the beverage and pharmaceutical industries. Additionally, SBSI is involved in full service brand development and has an in-house formulator, graphics and engineering departments.  Graphic

Mojo Ventures, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2011 and 2010

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Gorilla LLC (“Graphic Gorilla”), the Company’s wholly-owned subsidiary, is the Company’s in-house graphics department which is responsible for brand development, corporate identity and design and packaging for all of the products the Company is developing.  Graphic Gorilla also markets its services to third parties.  SBSI acquired in March 2011 pursuant to an agreement of sale. SBSI issued 1,000,000 shares of its common stock in exchange for all of the issued and outstanding equity of Graphic Gorilla.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements
In January 2010, the Financial FASB issued Accounting Standard Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities

Mojo Ventures, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2011 and 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (CONTINUED)

Recent Accounting Pronouncements –(continued)
measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted these amendments in the first quarter of 2010 and the adoption did not have a material impact on the disclosures of the Company’s consolidated financial statements.

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

Mojo Ventures, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2011 and 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (CONTINUED)

Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents are not available for immediate use. Such cash cannot be used by the Company until a certain point or event in the future and includes items like fixed or time deposits pledged as collateral.  During the current period the company utilized approximately $74,000 of restricted cash which was collateral to a note used to purchase a vehicle by the company.  The restricted funds were applied against this note and the vehicle is now owned by the company free any encumbrances.

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

Net Loss Per Common Share
The Company computes per share amounts in accordance with Statement of Financial Accounting Standards ASC Topic 260, “Earnings per Share”.  ASC Topic 260 requires presentation of basic and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the

Mojo Ventures, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2011 and 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (CONTINUED)

Net Loss Per Common Share (Continued)
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

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. See Note 3 – Income Taxes.

Mojo Ventures, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2011 and 2010

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

Subsequent Events
The Company has evaluated subsequent events from the date of the consolidated balance sheet through the date the financial statements were issued. During this period, the company identified one such event which is discussed in Note 11.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has an accumulated deficit of $7,336,672 as of September 30, 2011.  The Company’s
Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Mojo Ventures, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2011 and 2010

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the follow as of September 30, 2011:

Furniture	$41,705
Equipment	192,342
Leasehold Improvements	226,496
460,543
Less: Accumulated Depreciation	(32,105)
Property & Equipment, net	$428,438

Depreciation expense for the nine months ended September 30, 2011 amounted to $32,105.

NOTE 5 – INCOME TAX

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory combined federal and state income tax rate of 43% to the net loss before provision for income taxes for the following reasons:

	September 30, 2011	September 30, 2010
Income tax expense at statutory rate	$(1,899,539)	$(72,408)
Valuation allowance	1,899,539	72,408
Income tax expense	$-	$-

At September 30, 2011, the Company had a net operating loss carry forwards of approximately $7,300,000 that may be offset against future taxable income through 2030.  No tax benefit has been reported in the September 30, 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Mojo Ventures, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2011 and 2010

NOTE 6 - RELATED PARTY NOTES PAYABLE

The Company issued unsecured notes to three of its officers in lieu of payments for services provided.  As of September 30, 2011 and December 31, 2010, the balances for the related party notes outstanding were $1,307,138 and $1,485,000 respectively. The terms of the notes are as follows:

			Balance as of
Description	Interest Rate	Maturity Date	September 30, 2011	December 31, 2010
Related party note	15%	January 2012	$852,138	$1,010,000
Related party note	10%	January 2012	390,000	410,000
Related party note	10%	March 2011	65,000	-
			$1,307,138	$1,420,000

For the nine months ended September 30, 2011, the company repaid $177,862 in principal on the related party notes and accrued approximately $129,991 of interest expense.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company maintains its principal offices pursuant to a three-year lease for 10,000 square feet of office space, manufacturing and distribution facilities. The lease, which commenced on September 2010, provides for monthly lease payments of $5,000, $5,833 and $6,666 in the first, second and third years of the lease, respectively, and expires December 15, 2013.  The lease provides for minimum payments of $195,000 over the lease term. The Company’s possession of the space commenced in August 2010 and lease payments began in March 2011.  For the nine months ended September 30, 2011, rent expense for operating leases was approximately $45,000.  Pursuant to the split off described in note 13, as of October 24, 2011 the Company is no longer obligated to the office lease commitment.

NOTE 8 – MERGER RELATED COSTS

The Company entered into an agreement (the “Agreement”) with The Broadsmoore Group, LLC (“Broadsmoore”) on June 7, 2011, to satisfy the terms of outstanding monetary obligations SBSI owed to Broadsmoore under a letter of intent dated March 3, 2011 (the “Letter of Intent”).  Pursuant to the Letter of Intent, SBSI was obligated to issue and deliver to Broadsmoore a note in the amount of $500,000 together with transaction expenses related to assistance SBSI received in connection with the Company’s recent merger with Specialty Beverage & Supplement, Inc.  The Agreement revises the obligations set forth under the Letter of Intent. Pursuant to the Agreement, The Company is now required to remit $400,000 in cash to Broadsmoore and in exchange, Broadsmoore agreed to waive the right to any transaction expenses and received 1,142,857 shares of the Company’s common stock at $0.35 per share.

Mojo Ventures, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2011 and 2010

NOTE 9 – NOTES PAYABLE

Notes payable at September 30, 2011 and December 31, 2010 were $359,951 and $974,451 respectively. The notes are unsecured and consist of the following:

			Balance as of
Description	Interest Rate	Maturity Date	September 30, 2011	December 31, 2010	Conversion Rate
150 day convertible bond	14%	May 2009	54,500	56,500	$1 to 10 Shares
Convertible bond	14%	March 2010	8,000	8,000	$1 to 1 Share
Bridge loan	12%	March 2010	-	40,000
Convertible bond	15%	March 2010	-	20,000	$1 to 1 Share
120 day bond	15%	April 2010	-	20,000
Promissory note	0%	May 2010	13,200	13,200
Promissory note	10%	May 2010	140,000	140,000
6 month bond	7.50%	May 2010	12,501	20,001
Promissory note	10.00%	March 2011		65,000
Promissory note	0%	June 2010	88,000	88,000
Promissory note	7.50%	August 2010	-	25,000
Convertible debenture	9%	October 2010	-	300,000	$1 to 4 Shares
Promissory note	8%	August 2011	23,750	23,750
Promissory note	8%	September 2011	20,000	20,000
Convertible debenture	9%	December 2011	$-	$200,000	$1 to 4 Shares
			$359,951	$1,039,451

During the nine months ended September 30, 2011, the Company received $2,214,000 in proceeds from the sale of notes and debentures, converted $2,612,000 of debentures to shares of common stock, and  repaid $151,500 to certain note holders of outstanding loans.  The 9% subordinated convertible debentures were converted to 7,462,848 shares of common stock at $.35 per share on May 13, 2011 simultaneously with the consummation of the Merger.

As of September 30, 2011 all of the notes payable are in default.  As of the financial statement date there has been no legal action by the note holders.

Mojo Ventures, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2011 and 2010

NOTE 10 – SHAREHOLDERS EQUITY

On April 28,, 2011, the Company filed an amendment to its Certificate of Incorporation in Delaware to (i) change its name from Mojo Shopping, Inc. to Mojo Ventures, Inc. and (ii) to increase the number of its authorized shares from 100,000,000 shares to 200,000,000, consisting of 190,000,000 shares of common stock and 10,000,000 shares of preferred stock.

The Company also effectuated a forward stock split in which each shareholder was issued 25 shares of common stock in exchange for each one share of common stock held by them. The forward split was declared effective by the Financial Industry Regulatory Authority (“FINRA”) on May 9, 2011. Immediately prior to the stock split 4,520,000 shares of the Company’s common stock was issued and outstanding and upon the effectiveness of the stock split there was 113,000,000 shares issued and outstanding before giving effect to the stock issuances in the Merger and the cancellation of 88,000,000 shares by Ms. Janieszewski and two minority shareholders. Following these transactions, there were 52,037,372 shares outstanding.  The Company also established a stock option plan and issued 6,847,872 share of common stock to its employees, directors and consultants.  As of September 30, 2011, shares of common stock issued and outstanding are as follows:

Common Shares Issued to	Amount $

Existing Mojo Shareholders	$25,000,000
SBSI Shareholders for purchase of SBSI	19,552,128
SBSI Noteholders for conversion to equity	7,485,244
52,037,372
SBSI Shareholders for stock option plan	6,847,872

Total common shares issued as of September 30, 2011	$58,885,244

NOTE 11 – STOCK BASED COMPENSATION

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

Mojo Ventures, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2011 and 2010

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

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

The 2011 Plan provides for the granting of options to purchase up to 8,000,000 shares of common stock.  6,748,232 options have been granted and exercised to date.  Options granted under the 2011 Plan have a 1-year term and may be incentive stock options or non-qualified stock options. The awards that have been granted to date are at an exercise price equal to $.001 and generally vest immediately. The Company recognized $2,389,920 in compensation expense ratably over the vesting period.  At June 30, 2011, there were no options outstanding under the 2011 Plan.

Stock option plan activity during the nine months ended September 30, 2011 follows:

	Options	Average Exercise Price	Weighted Average Fair Value
Options outstanding at January 1, 2011	-
Options Granted	6,847,872		$0.35
Options Exercised	(6,847,872)	$0.001
Options outstanding at September 30, 2011	-	-

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

Nine months ended September 30, 2011
Weighted average risk-free rate	0.18%
Average expected life in years	1.00
Expected dividends	None
Volatility	10.70%
Forfeiture rate	0.00%

Mojo Ventures, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2011 and 2010

NOTE 12 - OTHER MATERIAL ITEMS

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

NOTE 13 – SUBSEQUENT EVENTS

As mentioned in Note 2, on October 24, 2011 the board of directors approved a spilt off agreement with SBSI Acquisition Corp, a privately held Nevada corporation (“SBSI”). In the Split Off, the Company assigned and transferred to SBSI all of the issued and outstanding shares of capital stock of the Specialty Beverage and Supplement Inc. (“the Sub”) in exchange for the surrender by certain stockholders to the Company for cancellation an aggregate to 24,192,747 shares (the “Shares”) of the Company’s common stock, which constituted approximately 39.8% of the issued and outstanding shares of the Company’s common stock prior to the Split-Off.  20,966,496 of such Shares were delivered on October 27, 2011 (the “Closing Date”), and the balance are to be delivered within 30 days after the Closing Date.

In the Split-Off, SBSI assigned the Dispensing Cap and Pinch assets (including all related intellectual property (patent pending and trademarks)) to Mojo Organics, Inc., the Company’s wholly owned subsidiary newly organized to receive these assets, and retained all of its other assets and all liabilities, including its (and the Company’s former) principal office and distribution facilities in Holbrook, New York, as well as the Company’s other subsidiary, Graphic Gorilla LLC.

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

Company Overview

We were incorporated in the State of Delaware on August 2, 2007 under the name Mojo Shopping, Inc. for the purpose of developing an online retail business focused on merchandise for young professionals. We generated only nominal revenues and because we lacked the financial resources to maintain operations, we decided to seek a business opportunity for our shareholders.

Recent Developments

Merger with Specialty Beverage and Supplement, Inc.

On May 13, 2011, we closed a merger (the “Merger”) with Specialty Beverage and Supplement, Inc., a privately held Nevada corporation (“Specialty Beverage”), pursuant to which Specialty Beverage merged with and into SBSI Acquisition Corp., a Nevada corporation and our wholly-owned subsidiary (“SBSI”).  Specialty Beverage, incorporated in the State of Nevada on April 3, 2008, was engaged in the development of beverage products and vitamin supplements, such as energy drinks, sports drinks, wellness beverages, ready to drink iced teas and vitamin enhanced kids drinks.

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

As a result of the Merger, the offices of Specialty Beverage at 836 Grundy Avenue, Holbrook, New York 11741 became our corporate headquarters. We intended to carry on Specialty Beverage’s business as our sole line of business.

Split-Off of SBSI

In October 2011, we determined to restructure our business to focus our activities on the continued development of our Dispensing Cap Technology and our Pinch zero-calorie natural and organic sweetener, as well as other marketing and branding opportunities.  To this end, we split off (the “Split-Off”) our other products in development to certain of our stockholders (the “Buyers”).

To accomplish this restructuring, we entered into a split-off agreement dated October 27, 2011 by and among us, our newly organized wholly owned subsidiary Mojo Organics, Inc., a Delaware corporation (“Mojo Organics”), SBSI and the Buyers.   We closed the Split-Off on October 26, 2011.

In the Split-Off, we assigned and transferred to the Buyers all of the issued and outstanding shares of capital stock of the SBSI in exchange for the surrender by the Buyers to us for cancellation an aggregate to 24,192,747 shares (the “Shares”) of our common stock, which constituted approximately 39.8% of the issued and outstanding shares of our common stock prior to the Split-Off.  20,966,496 of such Shares were delivered on October 27, 2011 (the “Closing Date”), and the balance are to be delivered within 30 days after the Closing Date.

In the Split-Off, SBSI assigned the Dispensing Cap and Pinch assets (including all related intellectual property (patent pending and trademarks)) to Mojo Organics and retained all of its other assets and all liabilities, including its (and the Company’s former) principal office and distribution facilities in Holbrook, New York, as well as our other subsidiary, Graphic Gorilla LLC.

Prior to the closing of the Split-Off, our Board of Directors appointed Glenn Simpson as a director and our Chief Executive Officer, effective as of the closing of the Split-Off.  At the closing of the Split-Off, Peter Scalise III, Scott Ferrari, Neil Rosenberg, Duncan Weir and Richard Hall, all of whom were among the Buyers that repurchased SBSI, resigned as members of our Board of Directors, and Mr. Scalise resigned as our Chief Executive Officer, Mr. Ferrari resigned as our President and Mr. Rosenberg resigned as our Secretary and Treasurer.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 and Three Months Ended September 30, 2010

Revenues

We did not generate any revenues from product sales for the three months ended September 30, 2011 and 2010.

Total operating expenses

For the three months ended September 30, 2011 and 2010, total operating expenses were $275,254 and $21,406, respectively.  Operating expenses increased $253,848 during the third quarter of 2011 compared to the same period of 2010.  This increase was due primarily to an increase in stock based compensation, headcount, and related expenses to support expanded fund raising, R&D and marketing activities. We expect that our operating expenses will increase as we are able to locate funds and pursue business operations.

Net loss

For the three months ended September 30, 2011 and 2010, net loss was $312,094 and $69,442, respectively.

Nine Months Ended September 30, 2011 and Nine Months Ended September 30, 2010

Revenues

We did not generate any revenues from product sales for the nine months ended September 30, 2011 and 2010.

Total operating expenses

For the nine months ended September 30, 2011 and 2010, total operating expenses were $4,288,870 and $73,581 respectively.  Operating expenses increased $4,215,289 during the first nine months of 2011 compared to the same period of 2010.  This increase was due primarily to an increase in merger and acquisition costs, stock based compensation, headcount, and related expenses to support expanded fund raising, R&D and marketing activities.  We expect that our operating expenses will increase as we are able to locate funds and pursue business operations.

Net loss

For the nine months ended September 30, 2011 and 2010, net loss was $4,417,532 and $168,391, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance at September 30, 2011 was $4,502 as compared to $34,646 at December 31, 2010.

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

The management of Mojo Ventures, Inc. is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our senior management, consisting of Glenn Simpson, our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive and Financial Officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective because of the identification of what might be deemed a material weakness in our internal control over financial reporting which is identified below.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our sole officer concluded that, during the period covered by this quarterly report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of September 30, 2011; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

In reviewing the agreements included as exhibits to this Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit Number	Description of Exhibit
2.1	Split-Off Agreement, dated as of October 27, 2011, by and among Mojo Ventures, Inc., SBSI Acquisition Corp., Mojo Organics, Inc., and the Buyers party thereto (1)
3.1 (a)	Certificate of Incorporation of Mojo Ventures, Inc. (2)
3.1 (b)	Certificate of Amendment to Certificate of Incorporation of Mojo Ventures, Inc. (3)
3.2	Amended and Restated Bylaws of Mojo Ventures, Inc. (4)
10.1	General Release Agreement, dated as of October 27, 2011, by and among Mojo Ventures, Inc., Mojo Organics, Inc. and SBSI Acquisition Corp. (1)
31.1/31.2	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1/32.2	Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

(1)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2011.

(2)	Incorporated by reference herein to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 19, 2007.

(3)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011.

(4)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2011.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mojo Ventures, Inc.

Date:	November 21, 2011

By:	/s/ Glenn Simpson
Name:	Glenn Simpson
Title:	Chief Executive Officer and Director