Form 10-Q/A
period 2011-09-30
Mojo Ventures, Inc.
filed 2011-11-22
CIK 1414953

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

☐ Large accelerated filer	☐ Non-accelerated filer
☒ Smaller reporting company	☐Accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,818,748 as of November 14, 2011

EXPLANATORY NOTE

This Amendment No. 1 to Mojo Ventures, Inc.’s (the Company”) Quarterly Report on Form 10-Q for the period ended September 30, 2011 (“Form 10-Q”), as filed with the Securities and Exchange Commission on November 21, 2011, is being filed to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.  Exhibit 101 to this Amendment No. 1 to Form 10-Q furnishes the following items in eXtensible Business Reporting Language: (i) the Company’s cpnsolidated balance sheets as of September 30, 2011 (unaudited) and September 30, 2010, (ii) the Company’s unaudited consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, (iii) the Company’s unaudited consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010, and (iv) the notes to the Company’s consolidated financial statements (unaudited).

The Company is also amending Part I, Item 4, Controls and Procedures, of the Form 10-Q to include the entire definition of the term “disclosure controls and procedures” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 and amending Part I, Item 4 described above. This Amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

PART I, ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. This information is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

PART II, ITEM 6. EXHIBITS

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

The following exhibits are included as part of this report:

Exhibit Number	Description of Exhibit

2.1	Split-Off Agreement, dated as of October 27, 2011, by and among Mojo Ventures, Inc., SBSI Acquisition Corp., Mojo Organics, Inc., and the Buyers party thereto (1)

3.1 (a)	Certificate of Incorporation of Mojo Ventures, Inc. (2)

3.1 (b)	Certificate of Amendment to Certificate of Incorporation of Mojo Ventures, Inc. (3)

3.2	Amended and Restated Bylaws of Mojo Ventures, Inc. (4)

10.1	General Release Agreement, dated as of October 27, 2011, by and among Mojo Ventures, Inc., Mojo Organics, Inc. and SBSI Acquisition Corp. (1)

*31.1/31.2	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1/32.2	Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*** 101.INS	XBRL Instance Document

*** 101.SCH	XBRL Taxonomy Extension Schema Document

*** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*  Previously filed.

** This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

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

***
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

Mojo Ventures, Inc.

Date:	November 22, 2011

By:	/s/ Glenn Simpson
Name:	Glenn Simpson
Title:	Chief Executive Officer and Director