Form 10-K
period 2011-12-31
Mojo Organics, Inc.
filed 2012-05-02
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 333-140148

Mojo Organics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-0884348
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

101 Hudson Street, 21st Floor
Jersey City, New Jersey	07302
(Address of principal executive offices)	(Postal Code)

Registrant’s telephone number: (201) 633-2300

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

On June 30, 2011, there were 58,885,244 shares of the registrant's common stock, par value $0.001, issued and outstanding. Of these, 38,153,241 shares were held by non-affiliates of the registrant. The market value on June 30, 2011 of those shares held by non-affiliates was $30,141,060, based on the closing price of $0.79 per share for the registrant’s common stock. Shares of common stock held by each officer and director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to “Mojo,” “Mojo Organics,” the “Company,” “we,” “us” or “our” are to Mojo Organics, Inc. and its wholly owned subsidiary.

PART I

ITEM 1.	BUSINESS

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

To accomplish this restructuring, we entered into a split-off agreement dated October 27, 2011 by and among us, our newly organized wholly owned subsidiary Mojo Organics Operating Company, Inc., a Delaware corporation formerly known as Mojo Organics, Inc. (“Mojo Organics”), SBSI and the Buyers. We closed the Split-Off on October 27, 2011.

In the Split-Off, we assigned and transferred to the Buyers all of the issued and outstanding shares of capital stock of the SBSI in exchange for the surrender by the Buyers to us for cancellation an aggregate to 23,307,748 shares (the “Shares”) of our common stock, which constituted approximately 38% of the issued and outstanding shares of our common stock prior to the Split-Off.

In the Split-Off, SBSI assigned the Dispensing Cap and Pinch assets (including all related intellectual property (patent pending and trademarks)) to the Company and retained all of its other assets and all liabilities, including its (and the Company’s former) principal office and distribution facilities in Holbrook, New York, as well as our other former subsidiary, Graphic Gorilla LLC.

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

Recent Developments

On December 15, 2011, our Board of Directors dismissed ZS Consulting Group, LLP as our independent registered public accountant, and approved the engagement of Friedman LLP to serve as our independent registered public accountant for our fiscal year ending December 31, 2011. Friedman LLP was engaged on December 15, 2011.

On December 28, 2011, we changed our name to Mojo Organics, Inc. from Mojo Ventures, Inc. We also changed the name of our wholly owned operating subsidiary to Mojo Organics Operating Company, Inc. We effected these name changes to better reflect our focus on the organic beverage market.

On January 27, 2012, we appointed Jeffrey A. Devlin and J. Robert LeShufy to serve as members of our Board of Directors.

Current Status of Business

We are currently evaluating our plans with respect to the further development of our Dispensing Cap Technology and our Pinch zero-calorie natural and organic sweetener. At the same time, we are evaluating other marketing and branding opportunities.

We had filed a U.S. patent application entitled Tamper-Evident Bottle Cap Having A Pre-Sealed Insertable Storage Chamber (serial no. 61/381,580) with the U.S. Patent and Trade Mark Office (the “PTO”) on September 10, 2010. This patent application was supposed to have been converted to a non-provisional application and patent cooperation treaty/international application by September 10, 2011. We have not converted this application.

Our Dispensing Cap Technology trade mark application was published on Feb. 14, 2012 in the PTO's Official Gazette and we expect to be issued a Notice of Allowance on this trademark in the near future. The PTO recently issued Notices of Allowance for our other 3 trademarks: “Pinch Organically Sweet,” “Pinch Organically Sweet (stylized)” and “All You Need is Pinch.”

Employees

As of April 30, 2012, we had one full time employee.

ITEM 1A.	RISK FACTORS

Because we are a “smaller reporting company” as that term is defined by the SEC, we are not required to present risk factors at this time.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

None.

ITEM 3.	LEGAL PROCEEDINGS

No legal or governmental proceedings are presently pending or, to our knowledge, threatened, to which we are a party.

ITEM 4.	MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently dually quoted on the OTC Bulletin Board under the symbol “MOJO.OB” and on the OTCQB under the symbol “MOJO.”

For the period from January 2, 2009 to December 31, 2011, the table sets forth the best high and low closing bid prices based upon information obtained from inter-dealer quotations on the OTC Bulletin Board and the OTCQB without retail markup, markdown, or commission and may not necessarily represent actual transactions:

Fiscal Year Ended December 31, 2011
Quarter Ended	High Bid	Low Bid
January 3 through March 31, 2011	$0.25	$0.10
April 1 through May 6, 2011	$7.00	$0.25
May 9 through June 30 (1)	$0.75	$0.041
July 1 through September 30	$0.62	$0.25
October 3 through December 30	$0.39	$0.151
(1) After 25 for 1 forward stock split.

Fiscal Year Ended December 31, 2010
Quarter Ended	High Bid	Low Bid
January 4 through March 31, 2010	$0.05	$0.02
April 1 through June 30, 2010	$0.05	$0.05
July 1 through September 30, 2010	$0.05	$0.05
October 1 through December 31, 2010	$0.05	$0.05

Because our common stock is thinly traded, bid information on our common stock does not necessarily represent its fair market value.

Holders

As of April 30, 2012, we had 40,620,3531 shares of our common stock issued and outstanding held by 69 shareholders of record.

Securities Authorized For Issuance Under Equity Compensation Plans

On May 24, 2011, our Board of Directors adopted our 2011 Equity Incentive Plan (the “2011 Plan”), which provides for various types of equity awards with respect to an aggregate of up to 8,000,000 shares of our common stock. On the same date, our Board of Directors issued nonqualified stock options to officers, directors and employees to purchase an aggregate of 7,770,264 shares of our common stock, all of which options were exercised at a price of $0.001 per share. As part of the Split-Off, 6,074,830 shares of our common stock issued under the 2011 Plan were returned to our treasury for cancellation and are now available for reissuance under the 2011 Plan. As of the date of this report, we have 6,304,566 shares of our common stock available for issuance under the 2011 Plan.

1.	Includes 1,142,857 shares of our common stock approved for issuance to The Broadsmoore Group, LLC but not yet issued.

Dividends

We have never declared any cash dividends with respect to our common stock. Future payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

Recent Sales of Unregistered Securities

Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of the Company’s financial condition and results of operations are based on the preparation of our financial statements in accordance with U.S. generally accepted accounting principles.  You should read the discussion and analysis together with such financial statements and the related notes thereto.

Results of Operations

Fiscal year Ended December 31, 2011 and 2010

Revenues

We did not generate any revenues from for the years ended December 31, 2011 and 2010.

Total operating expenses

For the years ended December 31, 2011 and 2010, total operating expenses were $165,994 and $0, respectively. Administrative expenses increased $165,994 during the year ended December 31, 2011 to $165,994 compared to $0 for the year ended December 31, 2010. This increase was due primarily to an increase in professional fees and merger and acquisition costs. As a result of the Merger and subsequent Split-Off, administrative expenses for the year ended December 31, 2010 are included in the loss for discontinued operations.

Discontinued operations

As more fully described in Note (4) to our consolidated financial statements, in October 2011, we determined to restructure our business to focus our activities on the continued development of our Dispensing Cap Technology and our Pinch zero-calorie natural and organic sweetener, as well as other marketing and branding opportunities.  To this end, we split off (the “Split-Off”) our other products in development to certain of our stockholders (the “Buyers”). To accomplish this restructuring, we entered into a split-off agreement dated October 27, 2011 by and among us, our newly organized wholly owned subsidiary Mojo Organics Operating Company, Inc., a Delaware corporation formerly known as Mojo Organics, Inc. (“Mojo Organics”), SBSI and the Buyers. We closed the Split-Off on October 27, 2011. In the Split-Off, we assigned and transferred to the Buyers all of the issued and outstanding shares of capital stock of the SBSI in exchange for the surrender by the Buyers to us for cancellation an aggregate to 23,307,748 shares (the “Shares”) of our common stock, which constituted approximately 38% of the issued and outstanding shares of our common stock prior to the Split-Off. In the Split-Off, SBSI assigned the Dispensing Cap and Pinch assets (including all related intellectual property (patent pending and trademarks)) to the Company and retained all of its other assets and all liabilities, including its (and the Company’s former) principal office and distribution facilities in Holbrook, New York, as well as our other former subsidiary, Graphic Gorilla LLC. We assigned no value to these assets.

Accounting Standards Codification Topic 205-20, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“ASC 205-20”) provides accounting guidance for accounting for operations to be disposed by sale and, in our circumstances, requires us to report SBSI as a discontinued operation. In accordance with ASC 205-20, we classified all assets and liabilities of SBSI as “Current assets from discontinued operations”, “Non-current assets from discontinued operations”, “Current liabilities of discontinued operations” and “Non-current liabilities of discontinued operations” in the accompanying Consolidated Balance Sheets as of December 31, 2011 and 2010. ASC 205-20 also requires us to report SBSI’s operating results as a separate summarized component after net loss from continuing operations for each year presented. For the year ended December 31, 2011 and 2010, we incurred a loss from discontinued operations of $5,656,954 and $1,178,126, respectively. The accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows contain all appropriate reclassifications for each year presented.

Net Loss

Our net losses for years ended December 31, 2011 and 2010 were $5,822,948 and $1,178,126 respectively, which consisted primarily of losses from discontinued operations.

We have generated no revenues and our accumulated deficit as of December 31, 2011 was $8,742,088.

Liquidity and Capital Resources

As of December 31, 2011, our cash and cash equivalents was $0 and our negative working capital was $165,994.

Prior to the Split-Off, we financed our operations through the issuance of equity and debt to private investors. On May 13, 2011, SBSI issued twelve-month 9% convertible subordinated debentures (the “Debentures”) to accredited investors in a private placement for aggregate gross proceeds of $2,612,000. Interest on the Debentures accrued at the rate of 9% per annum and was payable in shares of SBSI common stock. The Debentures were convertible into shares of common stock of SBSI at a conversion price of $0.35 per share and were mandatorily converted in accordance with their terms, into an aggregate of 7,462,848 shares of our common stock upon the effectiveness of the Merger on May 13, 2011. In the Split-Off, SBSI retained all of its liabilities and the Company retained its accounts payable to its various vendors and service providers.

Working Capital Needs

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our historical operating losses, our operations have not been a source of liquidity. At our current level of operation, we do not have sufficient cash to meet our expenses for the next twelve months. We expect that we will need to obtain additional capital in order to meet our current working capital needs, execute our business plan, build our operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or debt securities, or borrow funds from private lenders or banking institutions. We have not made any decisions with respect to any such financing. There can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all. If we are unable to raise additional funding as necessary, we may have to suspend our operations temporarily or cease operations entirely.

Our auditors have included an explanatory paragraph in their report on our consolidated financial statements relating to the uncertainty of our business as a going concern, due to our limited operating history, our lack of historical profitability, and our limited funds. We believe that we will be able to raise the required funds for operations and to achieve our business plan.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS

Our audited financial statements are included beginning immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Under the supervision and with the participation of our senior management, consisting of Glenn Simpson, our Chief Executive and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive and Chief Financial Officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective because of the identification of what might be deemed a material weakness in our internal control over financial reporting which is identified below.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our sole officer concluded that, during the period covered by this annual report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of December 31, 2011; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

1.	We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

2.	We did not maintain proper segregation of duties for the preparation of our financial statements. We currently only have one officer overseeing all transactions. This has resulted in several deficiencies including the lack of control over preparation of financial statements, and proper application of accounting policies.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our Chief Executive and Chief Financial Officer. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding the Company’s current executive officers and directors:

Name	Age	Title	Date First Appointed

Glenn Simpson	59	Chief Executive Officer, President and Director	October 27, 2011

Jeffrey A. Devlin	65	Director	January 27, 2012

J. Robert LeShufy	90	Director	January 27, 2012

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified.

Currently, directors are not compensated for their services, although their expenses in attending meetings may be reimbursed. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Biographical resumes of each officer and director are set forth below.

Certain biographical information of our directors and officers:

Glenn Simpson: Glenn Simpson, a beverage industry veteran, was Vice President and Chief Financial Officer of Coca-Cola Bottlers, Inc. in Tashkent, Uzbekistan from 1995 to 2000.  His primary responsibilities included corporate strategy and supervision of bottling and distribution operations.  His accomplishments included growing revenues from a base at $5 million to over $160 million annually.  The company was awarded “Bottler of the Year” by The Coca-Cola Company for two consecutive years in 1996 and 1997 based on product quality and revenue growth.  From 2005 to 2009, Mr. Simpson served as chief operating officer, chief financial officer and director of Even Technologies Inc. and IVIDEO Corporation, technology companies with patented technology for the delivery of HD video to wireless devices.  Most recently, from 2009 to 2011, Mr. Simpson was engaged in beverage projects on a consulting basis in Russia and Afghanistan.  Mr. Simpson is a Certified Public Accountant and holds an MBA from Columbia University School of Business.

Jeffrey A. Devlin: Jeffrey Devlin has over 25 years of advertising and business development experience. He held various executive and creative positions over the course of his advertising career, including serving as Vice President of New Business Development for Doner Advertising. He also previously served as a Senior Vice President at Lintas Worldwide Advertising, as the head of television accounts. His honors include 17 CLIO Awards; 16 Andy Awards for advertising excellence; 21 Telly Awards for outstanding commercials; four Effie Media Awards; and a Gold Camera from the U.S. International Film Festival.

J. Robert Lehufy: J. Robert LeShufy has been involved in a wide range of ventures as entrepreneur for over 40 years. In the 1970s he created The Collectors' Guild Ltd. and Consolidated Fine Arts. In the late 1980's, he joined the board of IMT Inc. in Washington D.C, a company which evaluated aspects of naval research. In the 1990s, he formed a joint-venture with certain Russian companies in the Siberian oil fields. Subsequently, J. R. LeShufy formed a joint venture Panax Pharmaceuticals with the Komarov Institute. He took the company public under the new name Inkine Pharmaceutical. In 2004, LeShufy was one of the founders of Glyconix Corp., a company specializing in sugar chemistry to improve the efficacy of small molecule drugs. In 2010, he became a Senior Advisor to The Broadsmoore Group, a merchant bank involved in financing innovative start-up enterprises.

Employment Agreements with Our Executives

None.

Board Committees

The Company currently has not established any committees of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees in the future. We do not have a nominating committee or a nominating committee charter. Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations. Our two directors perform all functions that would otherwise be performed by committees. Given the present size of our board it is not practical for us to have committees. If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

Shareholder Communications

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations.

Code of Ethics

We have adopted a written code of ethics (the “Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We believe that the Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. To request a copy of the Code of Ethics, please make written request to our President at 560 Lexington Avenue, 16th Floor, New York, NY 10022.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Exchange Act. Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended December 31, 2011 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2011; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2011; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2011 that received annual compensation during the fiscal year ended December 31, 2011 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non-qualified Deferred Compen- sation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	I	(d)	I	(f)	(g)	(h)	(i)	(j)

Peter Scalise III, Chief Executive and Chief Financial Officer (1)	2010 2011	75,000 95,189	0 0	0 0	0 1,050,000(2)	0 0	0 0	1,010,000(3) 0	1,085,000 1,145,189
Glenn Simpson, Chief Executive and Chief Financial Officer (4)	2011	0	0	0	0	0	0	0	0
Scott Ferrari, President (5)	2010	0	0	0	0	0	0	410,000 (7)	410,000
	2011	76,154	0	0	287,000(6)	0	0	0	363,154

(1)	Mr. Scalise resigned as our Chief Executive and Chief Financial Officer on October 27, 2011.
(2)	On June 22, 2011, we issued 3,000,000 restricted shares of our common stock valued at $1,050,000 to Peter Scalise III as compensation for services rendered to us as our Chief Executive Officer. Mr. Scalise contributed these shares to us as consideration in connection with the Split-Off of SBSI and they have been cancelled and returned to our authorized but unissued common stock.
(3)	On January 1, 2010, SBSI issued a 15% promissory note in the principal amount of $800,000 and on December 31, 2010, a 15% promissory note in the principal amount of $210,000 to Peter Scalise, our then-Chairman and Chief Executive Officer, in lieu of compensation. Upon the Split-Off, these promissory notes remained liabilities of SBSI and we have no obligations with respect to them.
(4)	Mr. Simpson was appointed as our Chief Executive Officer on October 27, 2011.
(5)	Mr. Ferrari resigned as our President on October 27, 2011.
(6)	On June 22, 2011, we issued 820,001 restricted shares of our common stock valued at $287,000 to Scott Ferrari as compensation for services rendered to us as our President. Mr. Ferrari contributed these shares to us as consideration in connection with the Split-Off of SBSI and they have been cancelled and returned to our authorized but unissued common stock.
(7)	On January 1, 2010, SBSI issued a 10% promissory note in the principal amount of $300,000 and on December 31, 2010, a 10% promissory note in the principal amount of $110,000 to Scott Ferrari, our then-President and Chief Operating Officer, in lieu of compensation. Upon the Split-Off, these promissory notes remained liabilities of SBSI and we have no obligations with respect to them.

We have not issued Equity Incentive stock options or maintained any stock option or other incentive plans other than our 2011 Plan. (See “Item 5. Market for Common Equity and Related Stockholder Matters – Securities Authorized for Issuance Under Equity Compensation Plans” above.) We have no other plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding stock options held by the Company’s Named Executive Officers at December 31, 2011.

	Option awards
Name and Principal Position	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option plan exercise price ($)	Option expiration date
(a)	(b)	I	(d)	I	(f)
Glenn Simpson, Chief Executive Officer	0	0	0	-	-

During the year ended December 31, 2011, options exercisable for an aggregate of 4,886,669 shares of our common stock were granted to a number of our former executive officers and directors. These options were all exercised, but on October 27, 2011, all 4,886,669 of these shares were returned to our treasury and cancelled as part of the Split-Off. There are no stock awards outstanding as of December 31, 2011.

Equity Compensation Plan Information

The following table sets forth information about the Company’s equity compensation plans as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	-	-	6,304,566

Total	-	-	6,304,566

Compensation of Directors

None of our current directors receives any compensation for serving as such, for serving on committees (if any) of the Board of Directors or for special assignments. During the fiscal year ended December 31, 2011, except as set forth below, there were no arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

Prior to the Split-Off of SBSI, we issued 800,000 shares of our common stock valued at $760,000 to Duncan Weir, a non-employee director, and 233,334 shares of our common stock valued at $221,667 to Richard Hall, a non-employee director. All of these shares were contributed to us as consideration in connection with the Split-Off of SBSI and have been cancelled and returned to our authorized but unissued common stock.

Each of Messrs. Devlin and LeShufy received a grant of 1,000,000 restricted shares of our common stock upon being appointed to our Board of Directors in January 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of April 30, 2012 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

NAME OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF COMMON STOCK (2)

Glenn Simpson	Common Stock	-	-

Jeffrey A. Devlin	Common Stock	1,000,000	2.5%

J. Robert LeShufy	Common Stock	1,714,284	4.2%

All Officers and Directors	Common Stock	2,714,284	6.7%
As a Group (3 persons)

Iroquois Master Fund Ltd.	Common Stock	4,500,000	11.1%
c/o Iroquois Capital management, LLC
641 Lexington Avenue, 26th Floor New York, NY 10022

Thomas P. Black	Common Stock	2,750,000	6.8%
1427 East 65th Street Brooklyn, NY 11234

Fidelis Holding LLC	Common Stock	2,562,856	6.3%
560 Lexington Avenue, 16th Floor New York, NY 10022 Central, Hong Kong Hong Kong SAR

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 30, 2012 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage based upon 40,620,353 shares of common stock outstanding as of April 30, 2012. Includes 1,142,857 shares of our common stock approved for issuance to The Broadsmoore Group, LLC but not yet issued.

Securities Authorized for Issuance Under Equity Compensation Plans

On May 24, 2011, our Board of Directors adopted the 2011 Plan which reserves a total of 8,000,000 shares of common stock for issuance under the 2011 Plan.  If an incentive award granted under the 2011 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2011 Plan.

Our Board of Directors issued nonqualified stock options to officers, directors and employees to purchase an aggregate of 6,870,264 shares of our common stock, all of which options were exercised at a price of $0.001 per share. As part of the Split-Off, 6,074,830 shares of our common stock issued under the 2011 Plan were returned to our treasury for cancellation and are now available for reissuance under the 2011 Plan. As of the date of this report, we have 6,304,566 shares of our common stock available for issuance under the 2011 Plan and no options or other awards are currently outstanding under the 2011 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below and in this Annual Report, there have been no transactions, since January 1, 2011, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any of our directors, executive officers or beneficial holders of more than 5% of our outstanding common stock, or any of their respective immediate family members, has had or will have any direct or material indirect interest.

On June 22, 2011, we issued 3,000,000 restricted shares of our common stock valued at $1,050,000 to Peter Scalise III as compensation for services rendered to us as our Chief Executive Officer. On June 22, 2011, we issued 820,001 restricted shares of our common stock valued at $287,000 to Scott Ferrari as compensation for services rendered to us as our President. On that date we also issued 800,000 shares of our common stock valued at $280,000 to Duncan Weir, a director, 233,334 shares of our common stock valued at $81,667 to Richard Hall, a director, and 33,334 shares of our common stock valued at $11,667 to Neil Rosenberg, our Secretary, Treasurer and director. All of these shares were contributed to us as consideration in connection with the Split-Off of SBSI and have been cancelled and returned to our authorized but unissued common stock.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to (and we do not) have our Board of Directors comprised of a majority of “Independent Directors.”

Our Board of Directors has considered the independence of its directors in reference to the definition of “independent director” established by the Nasdaq Marketplace Rule 5605(a)(2). In doing so, the Board of Directors has reviewed all commercial and other relationships of each director in making its determination as to the independence of its directors. After such review, the Board of Directors has determined that Messrs. LeShufy and Devlin qualify as independent under the requirements of the Nasdaq listing standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2011 and 2010 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2011	Fiscal year ended December 31, 2010
Audit fees (1)	$28,500	$25,000
Audit-related fees (2)
Tax fees (3)	-	-
All other fees (4)	-	$15,000
Total fees	$28,500	$40,000

(1)	Audit fees consists of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consists of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consists of fees billed for all other services.

Audit Committee’s Pre-Approval Practice.

We currently do not have an audit committee. However, our board of directors has approved the services described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

The consolidated financial statements of Mojo Organics, Inc. are listed on the Index to Financial Statements on this annual report on Form 10-K beginning on page F-1.

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description

2.1	2.1	Agreement and Plan of Merger by and among Specialty Beverage and Supplement, Inc., SBSI Acquisition Corp. and Mojo Ventures, Inc. dated May 13, 2011 (1)

2.2	2.1	Split-Off Agreement, dated as of October 27, 2011, by and among Mojo Ventures, Inc., SBSI Acquisition Corp., Mojo Organics, Inc., and the Buyers party thereto (2)

3.1	3.1	Certificate of Incorporation of Mojo Shopping, Inc., (3)

3.2	3.1	Amendment to Certificate of Incorporation of Mojo Ventures, Inc. (4)

3.3	3.1	Certificate of Amendment to Certificate of Incorporation of Mojo Ventures, Inc. (5)

34.	3.4	Articles of Merger (1)

3.5	3.2	Bylaws of Mojo Shopping, Inc. (3)

3.6	3.1	Amended and Restated Bylaws of Mojo Ventures, Inc. (6)

10.1	10.14	Membership Interest Purchase Agreement dated May 13, 2011 between Ivona Janieszewski and Mojo Ventures, Inc. (1)

10.2	10.1	2011 Equity Incentive Plan (7)

10.3	10.1	Agreement dated as June 7, 2011 by and between the Registrant and The Broadsmoore Group, LLC (8)

Exhibit No.	SEC Report Reference Number	Description

10.4	10.1	General Release Agreement dated as of October 27, 2011, by and among Mojo Ventures, Inc., SBSI Acquisition Corp., Mojo Organics, Inc., and the Buyers party thereto (2)

14.1	*	Code of Ethics

16.1	16.1	Letter, dated June 10, 2011, from Silberstein Ungar LLP (9)

16.2	16.1	Letter, dated December 15, 2011, from ZS Consulting Group LLP (10)

21	*	List of Subsidiaries

23.1	*	Consent of Independent Registered Public Accounting Firm

31.1/31.2	*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1/32.2	*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

 ____________________

* Filed herewith.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the Securities and Exchange Commission (the “SEC”) on May 18, 2011

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on November 2, 2011

(3)	Incorporated by reference to the Registrant's Registration Statement on Form SB-2 as an exhibit, numbered as indicated above, filed with the SEC on December 19, 2007

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on May 4, 2011

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on January 4, 2012

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on October 31, 2011

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on August 12, 2011

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on June 8, 2011

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on June 10, 2011

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on December 20, 2011

** This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOJO ORGANICS, INC.

Dated: April 30, 2012	By:	/s/Glenn Simpson
Glenn Simpson, President and Chief Executive Officer and Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Glenn Simpson	Director	April 30, 2012
Glenn Simpson

/s/Jeffrey A. Devlin
Jeffrey A. Devlin	Director	April 30, 2012

/s/J. Robert LeShufy
J. Robert LeShufy	Director	April 30, 2012

PART IV – FINANCIAL INFORMATION

ITEM 15.	FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F-2 – F-3

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-4

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010	F-5

Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2011 and 2010	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010	F-7

Notes to Consolidated Financial Statements	F-8 – F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Mojo Organics, Inc.

We have audited the accompanying consolidated balance sheet of Mojo Organics, Inc. and its subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards established by the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has incurred substantial accumulated deficits and operating losses and will require additional financing in 2012 to meet its obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 3. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/Friedman LLP

Marlton, New Jersey

April 30, 2012

ZS CONSULTING GROUP, LLP

Certified Public Accountants and Advisors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Specialty Beverage & Supplement, Inc.

We have audited the accompanying balance sheets of Specialty Beverage & Supplement, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit) and cash flows for the 'years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Specialty Beverage & Supplement, Inc. as of December 31,2010 and 2009, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ZS Consulting Group LLP

Melville, NY
March 23, 2011

MOJO ORGANICS, INC.

(Formerly Mojo Ventures, Inc. and Mojo Shopping, Inc.)

Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS:
Current assets from discontinued operations	$-	$34,646

Total Current Assets	-	34,646

Non-current assets from discontinued operations	-	173,692
TOTAL ASSETS	$-	$208,338

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$165,994	$-
Current liabilities from discontinued operations	-	1,583,753
Total Current Liabilities	165,994	1,583,753

Long-term liabilities from discontinued operations	-	1,420,000

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000,000 and 25,000,000 authorized at $0.001
par value, respectively, 0 shares issued or outstanding	-	-
Common stock, 190,000,000 and 135,000,000 shares authorized at $0.001 par value, 38,620,353 and 44,505,899 shares issued and outstanding,
respectively,	38,620	44,506
Common stock subscription	(1,143)	-
Additional paid in capital	8,538,617	79,219
Accumulated deficit	(8,742,088)	(2,919,140)
Total Stockholders' Deficit	(165,994)	(2,795,415)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$208,338

The accompanying notes are an integral part of these consolidated financial statements.

MOJO ORGANICS, INC.

(Formerly Mojo Ventures, Inc. and Mojo Shopping, Inc.)

Consolidated Statements of Operations

For the Years Ended December 31, 2011 and 2010

	2011	2010

Revenues	$-	$-

Cost of Revenues	-	-

Gross Profit	-	-

Operating Expenses
General and administrative	165,994	-
Total Operating Expenses	165,994	-

Loss from continuing operations	(165,994)	-

Discontinued Operations
Loss from discontinued operations	(5,656,954)	(1,178,126)

Net Loss	$(5,822,948)	$(1,178,126)

Net loss from continuing operations per common share, basic and fully diluted	$(0.00)	$-

Net loss from discontinued operations per common share, basic and fully diluted	$(0.12)	$(0.04)

Weighted average number of common shares outstanding, basic and fully diluted	48,991,442	27,805,936

The accompanying notes are an integral part of these consolidated financial statements.

 MOJO ORGANICS, INC.

(Formerly Mojo Ventures, Inc. and Mojo Shopping, Inc.)

Consolidated Statements of Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Subscription	Capital	Deficit	(Deficit)
Balance, December 31, 2009	25,000,000	$25,000	17,048,752	$17,049	$-	$30,346	$(1,741,014)	$(1,668,619)

Conversion of preferred stock to common stock by founders	(25,000,000)	(25,000)	17,985,812	17,986	-	32,014	-	25,000

Issuance of common stock	-	-	9,471,335	9,471	-	16,859	-	26,330

Net loss from discontinued operations	-	-	-	-	-	-	(1,178,126)	(1,178,126)

Balance, December 31, 2010	-	-	44,505,899	44,506	-	79,219	(2,919,140)	(2,795,415)

Sale of common stock	-	-	46,233	46	-	45,154	-	45,200

Conversion of debt and interest to common stock	-	-	7,462,848	7,463	-	2,604,537	-	2,612,000

Common stock issued under stock incentive plan	-	-	7,770,264	7,770	-	2,704,052	-	2,711,822

Issuance of common stock for services rendered	-	-	1,000,000	1,000	-	419,000	-	420,000

Common stock per subscription agreement	-	-	1,142,857	1,143	(1,143)	-	-	-

Acquisition of common shares in connection with Split-Off	-	-	(23,307,748)	(23,308)	-	2,686,655	-	2,663,347

Net loss from discontinued operations	-	-	-	-	-	-	(5,656,954)	(5,656,954)

Net loss from continuing operations	-	-	-	-	-	-	(165,994)	(165,994)

Balance, December 31, 2011	-	$-	38,620,353	$38,620	$(1,143)	$8,538,617	$(8,742,088)	$(165,994)

The accompanying notes are an integral part of these consolidated financial statements.

MOJO ORGANICS, INC.

(Formerly Mojo Ventures, Inc. and Mojo Shopping, Inc.)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011 and 2010

	2011	2010
Cash flows from operating activities
Net loss	$(5,822,948)	$(1,178,126)
Loss from discontinued operations	5,656,954	1,178,126
Loss from continuing operations	(165,994)	-
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	165,994	-
Net cash provided by (used in) operating activities	-	-

Cash flows from investing activities:	-	-

Cash flows from financing activities:	-	-

Net decrease in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of year	-	-

Cash and cash equivalents at end of year	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for the conversion of convertible debt	$2,612,000	$-
Common stock issued under stock incentive plan	$2,711,822	$-
Common stock issued for services rendered	$420,000	$-
Acquisition of common shares in connection with split-off	$2,663,347	$-
Conversion of preferred stock to common stock by founders	$-	$25,000

The accompanying notes are an integral part of these consolidated financial statements.

MOJO ORGANICS, INC.

(Formerly Mojo Ventures, Inc. and Mojo Shopping, Inc.)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Corporate Changes and History of Company

Mojo Organics, Inc. (the “Company”) was incorporated in the State of Delaware on August 2, 2007.

On May 13, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Specialty Beverage and Supplement, Inc., a privately held Nevada corporation (“SBSI”) and SBSI Acquisition Corp., a Nevada corporation and wholly-owned subsidiary of the Company (“Acquisition Sub”), pursuant to which SBSI merged with and into Acquisition Sub (the “Merger”) with the filing of the Articles of Merger with the Nevada Secretary of State on May 13, 2011. The Merger was accounted for as a reverse acquisition and recapitalization in which SBSI became the acquirer for accounting purposes and the Company became the issuer. The value of Mojo’s common stock that was issued was the historical cost of Mojo’s net tangible assets, which did not differ materially from their fair value. As a result of the acquisition of SBSI through the reverse merger transaction, the board of directors approved a change in the Company’s fiscal year end from September 30 to December 31.

In accordance with the terms of the Merger Agreement, at the closing, an aggregate of 19,552,128 shares of the Company’s common stock were issued to the holders of SBSI’s common stock in exchange for their shares of SBSI.

On May 13, 2011, simultaneously with the consummation of the Merger, the Company issued 7,462,848 shares of common stock to retire certain debt in SBSI held by the holders of 9% subordinated convertible debentures.

On May 13, 2011, simultaneously with the consummation of the Merger, in a separate transaction, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with its former Chief Executive Officer and sole director. Pursuant to the Purchase Agreement, the Company transferred all of its membership interests in Mojo Shopping, LLC, a wholly owned subsidiary of the Company (the “LLC”), to the former Chief Executive Officer in exchange for the assumption of Company account payables in the amount of approximately $200,000, the cancellation of 80,000,000 of the former Chief Executive Officer’s shares of the Company’s common stock, and the cancellation of indebtedness owed by the Company to the former Chief Executive Officer in the amount of $2,759.  Also, simultaneously with the consummation of the Merger, the Company cancelled an aggregate of 8,000,000 shares of the Company’s common stock held by two shareholders.

On October 27, 2011 the board of directors approved a Split-Off agreement with Acquisition Sub. In the Split-Off, the Company assigned and transferred to Acquisition Sub all of the issued and outstanding shares of capital stock of SBSI in exchange for the surrender by certain stockholders to the Company for cancellation an aggregate to 23,307,748 shares (the “Shares”) of the Company’s common stock.

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

The financial position and activity of the Company prior to Split-Off were accounted for as a discontinued operations (See Note 4).

Corporate Name Changes

On April 28, 2011, the Company filed an amendment to its Certificate of Incorporation in Delaware to change its name from Mojo Shopping, Inc. to Mojo Ventures, Inc.

On December 21, 2011, the board of directors adopted resolutions authorizing an amendment to the Company’s Certificate of Incorporation to change its name from Mojo Ventures, Inc. to Mojo Organics, Inc.   On December 28, 2011, the Company filed the amendment with the Secretary of State of the State of Delaware effecting the name change. Additionally, the name change was submitted to The Financial Industry Regulatory Authority (“FINRA”).

MOJO ORGANICS, INC.

(Formerly Mojo Ventures, Inc. and Mojo Shopping, Inc.)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

The Company has not asked FINRA to authorize a new trading symbol and thus, its trading symbol will remain “MOJO”.

On December 27, 2011, the Company’s wholly owned operating subsidiary, Mojo Organics, Inc. changed its name to Mojo Organics Operating Company, Inc.

Line of Business

The Company is currently evaluating its plans with respect to the further development of its Dispensing Cap Technology and Pinch zero-calorie natural and organic sweetener. In addition, the Company is evaluating other marketing and branding opportunities.

Basis of Presentation

For 2011, the accompanying consolidated financial statements include the accounts of the Company and its formerly wholly-owned subsidiaries, SBSI Acquisition Corp, Specialty Beverage and Supplement Inc., and Graphic Gorilla LLC. All significant inter-company accounts and transactions were eliminated in consolidation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

MOJO ORGANICS, INC.

(Formerly Mojo Ventures, Inc. and Mojo Shopping, Inc.)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

ASC 740 also requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Tax returns for the years from 2009 to 2011 are subject to examination by tax authorities.

Stock-Based Compensation

ASC Topic 718, “Accounting for Stock-Based Compensation” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights.

ASC Topic 718 requires employee compensation expense to be recorded using the fair value method.  This standard was effective as of the first interim or annual fiscal period that began after December 15, 2005. The Company accounts for employee stock based compensation in accordance with the provisions of ASC Topic 718. For non-employee options and warrants, the company uses the fair value method as prescribed in ASC Topic 718.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As shown in the accompanying consolidated financial statements for the year ended December 31, 2011, the Company incurred net losses from continuing operations of $165,994. At December 31, 2011, the Company had a working capital deficit of $165,994 and accumulated losses of $8,742,088 which includes accumulated losses from discontinued operations of $8,576,094. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 4 – DISCONTINUED OPERATIONS

In connection with the Split-Off discussed in Note 1, the following table summarizes the loss from discontinued operations for the years ended December 31, 2011 and 2010.

	Year Ended December 31,
	2011	2010
Loss from discontinued operations	$(5,656,954)	$(1,178,126)

Loss from discontinued operations	$(5,656,954)	$(1,178,126)

MOJO ORGANICS, INC.

(Formerly Mojo Ventures, Inc. and Mojo Shopping, Inc.)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

The assets and liabilities from discontinued operations are presented in the balance sheet under the caption “assets and liabilities from discontinued operations" and relate to the discontinued operations of SBSI Acquisition Corp. The carrying amounts of these assets and liabilities as of December 31, 2010 are summarized as follows:

December 31, 2010
Assets:
Cash and cash equivalents	$34,646
Total current assets from discontinued operations	34,646

Property and equipment, net	163,692
Security deposit	10,000
Total assets from discontinued operations	$208,338

Liabilities:
Accounts payable	$ 323 651
Accrued interest	220,652
Notes payable	1.039,450
Total current liabilities from discontinued operations	1,583,753

Notes payable - related parties	1,420,000
Total liabilities from discontinued operations	$3,003,753

NOTE 5 – INCOME TAX

The Company accounts for income taxes under the assets and liability method.  Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are  reduced by a  valuation  allowance  when,  in the opinion  of  management,  it is more  likely  than not  that  some portion or all of the deferred  tax assets will be realized.

The reported provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate of 34% to the loss before income taxes as follows:

	Year Ended December 31,
	2011	2010
Income tax expense at statutory rate	$(56,400)	$-
Valuation allowance	56,400	-
Income tax expense	$-	$-

Net deferred tax assets consist of the following components:

	Year Ended December 31,
	2011	2010
Net operating loss carryover	$(56,400)	$-
Valuation allowance	56,400	-
Net deferred tax asset	$-	$-

MOJO ORGANICS, INC.

(Formerly Mojo Ventures, Inc. and Mojo Shopping, Inc.)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a change of ownership as described in Section 382 of the Internal Revenue Code. A limitation under these provisions would reduce the amount of losses available to offset future taxable income of the Company. Management believes that at December 31, 2011, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $166,000 expiring through the year 2031 that may be used to offset future taxable income.

NOTE 6 –RELATED PARTY TRANSACTIONS

Pursuant to the Purchase Agreement, the Company transferred all of its membership interests in Mojo Shopping, LLC, a wholly owned subsidiary of the Company (the “LLC”), to its former chief executive officer in exchange for her assuming the liability for the Company’s account payable in the amount of approximately $200,000, the cancellation of 80,000,000 of  shares of the Company’s common stock held by the former chief executive officer, and the cancellation of indebtedness owed by the Company to former chief executive officer in the amount of $2,759.

During the year, various expenses of the Company, including loans for operating purposes, have been paid for or made by the officers of the Company. At December 31, 2011, there were no loans due to or from related parties.

The Company uses office space from a shareholder at no charge.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Under the terms of the Split-Off agreement, Acquisition Sub assumed liability for $72,500 in professional fees for which the Company may be liable in the event that Acquisition Sub does not satisfy its obligation.

NOTE 8 – SHAREHOLDERS EQUITY

Preferred stock

The Company has authorized 10,000,000 shares of Preferred Stock with a par value $0.001.

Common stock

On April 28, 2011, the Company filed an amendment to its Certificate of Incorporation in Delaware to increase the number of its authorized shares from 100,000,000 shares to 200,000,000, consisting of 190,000,000 shares of common stock and 10,000,000 shares of preferred stock, each having a par value of $0.001.

During the year ended December 31, 2011, the Company converted debt and accrued interest of $2,612,000 into 7,462,848 shares of common stock.

During the year ended December 31, 2011, the Company granted options to purchase 7,770,264 shares of common stock under the 2011 Stock Incentive Plan (the “2011 Plan”). All options granted were excercised during 2011.

During the year ended December 31, 2011, the Company sold 46,233 shares of common stock at an average price of $0.98 per share.

During the year ended December 31, 2011, the Company issued 1,000,000 shares of common stock, valued at $420,000, in exchange for services rendered.

During the year ended December 31, 2011, the Company entered into a subscription agreement to sell 1,142,857 shares of common stock at a price of $0.35 per share.

MOJO ORGANICS, INC.

(Formerly Mojo Ventures, Inc. and Mojo Shopping, Inc.)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Stock incentive plans

In May 2011, the Company adopted the 2011 Stock Incentive Plan. The 2011 Plan is a shareholder approved plan that provides for broad-based equity grants to employees, officers, directors, consultants, agents, advisors and independent contractors of the Company.  The 2011 Plan allows for the granting of awards including options, stock appreciation rights, stock awards, restricted stock, performance based awards, cash-based awards or other incentive payable in cash or in shares of common stock.

The 2011 Plan provides for the granting of options to purchase up to 8,000,000 shares of common stock.  There were 7,770,264 options granted and exercised to date.  Options granted under the 2011 Plan have a 1-year term and may be incentive stock options or non-qualified stock options. The awards that have been granted to date are at an exercise price equal to $.001 vest immediately. The Company recognized $2,711,822 in compensation expense.  At December 31, 2011, there were no options outstanding under the 2011 Plan.

Stock option plan activity for the year ended December 31, 2011 was as follows:

	Options	Average Exercise Price	Weighted Average Fair Value
Options outstanding at January 1, 2011	-
Options Granted	7,770,264		$0.35
Options Exercised	(7,770,264)	$0.001
Options outstanding at December 31, 2011	-	-

The fair value of options granted is estimated on the date of grant based on the Black-Scholes valuation model. The significant assumptions considered by the model were the per share stock price, the risk free rate and the expected volatility. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date.  The calculated value method using the historical volatility of the Food and Beverages industry is used as the basis for the volatility assumption.

Year ended December 31, 2011
Per share common stock price	$0.35
Weighted average risk-free rate	0.18%
Average expected life in years	1.00
Expected dividends	None
Volatility	10.70%
Forfeiture rate	0.00%

NOTE 9 – SUBSEQUENT EVENTS

On February 17, 2012, the Company issued 1,000,000 shares of common stock to each of its new directors who were appointed on January 27, 2012.

In March 2012, the board of directors authorized the issuance of 1,142,857 shares of common stock in satisfaction of a subscription agreement.

