Form 10-K/A
period 2011-12-31
Mojo Organics, Inc.
filed 2012-05-04
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Not Applicable.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the period ended December 31, 2011, as filed with the Securities and Exchange Commission on April 13, 2012, is to furnish Exhibits 101 to the Form 10-K as required by Rule 405 of Regulation S-T.

No changes have been made to the Annual Report other than the furnishing of Exhibit 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE described above. This Amendment No. 1 to Form 10-K does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

2

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

The consolidated financial statements of Mojo Organics, Inc. are listed on the Index to Financial Statements on this annual report on Form 10-K beginning on page F-1.

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit	SEC Report
No.	Reference Number	Description

2.1	2.1	Agreement and Plan of Merger by and among Specialty Beverage and Supplement, Inc., SBSI Acquisition Corp. and Mojo Ventures, Inc. dated May 13, 2011 (1)

2.2	2.1	Split-Off Agreement, dated as of October 27, 2011, by and among Mojo Ventures, Inc., SBSI Acquisition Corp., Mojo Organics, Inc., and the Buyers party thereto (2)

3.1	3.1	Certificate of Incorporation of Mojo Shopping, Inc., (3)

3.2	3.1	Amendment to Certificate of Incorporation of Mojo Ventures, Inc. (4)

3.3	3.1	Certificate of Amendment to Certificate of Incorporation of Mojo Ventures, Inc. (5)

34.	3.4	Articles of Merger (1)

3.5	3.2	Bylaws of Mojo Shopping, Inc. (3)

3.6	3.1	Amended and Restated Bylaws of Mojo Ventures, Inc. (6)

10.1	10.14	Membership Interest Purchase Agreement dated May 13, 2011 between Ivona Janieszewski and Mojo Ventures, Inc. (1)

10.2	10.1	2011 Equity Incentive Plan (7)

10.3	10.1	Agreement dated as June 7, 2011 by and between the Registrant and The Broadsmoore Group, LLC (8)

3

Exhibit	SEC Report
No.	Reference Number	Description

10.4	10.1	General Release Agreement dated as of October 27, 2011, by and among Mojo Ventures, Inc., SBSI Acquisition Corp., Mojo Organics, Inc., and the Buyers party thereto (2)

14.1	14.1	Code of Ethics (12)

16.1	16.1	Letter, dated June 10, 2011, from Silberstein Ungar LLP (9)

16.2	16.1	Letter, dated December 15, 2011, from ZS Consulting Group LLP (10)

21	21	List of Subsidiaries (11)

23.1	23.1	Consent of Independent Registered Public Accounting Firm (11)

31.1/31.2	*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1/32.2	*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	*	XBRL Instance Document***

101.SCH	*	XBRL Taxonomy Extension Schema Document***

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Filed/furnished herewith.

**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

***	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

4

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the Securities and Exchange Commission (the “SEC”) on May 18, 2011

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on November 2, 2011

(3)	Incorporated by reference to the Registrant's Registration Statement on Form SB-2 as an exhibit, numbered as indicated above, filed with the SEC on December 19, 2007

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on May 4, 2011

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on January 4, 2012

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on October 31, 2011

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on August 12, 2011

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on June 8, 2011

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on June 10, 2011

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on December 20, 2011

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as an exhibit, numbered as indicated above, filed with the SEC on May 2, 2012

(12)	To be filed with the Registrant’s Quarterly Report on Form 10-Q as an exhibit, numbered as indicated above, for the quarter ended March 31, 2012

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOJO ORGANICS, INC.

Dated: May 3, 2012	By:	/s/Glenn Simpson
Glenn Simpson, President and Chief
Executive Officer and Interim Chief
Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Glenn Simpson	Director	May 3, 2012
Glenn Simpson

/s/Jeffrey A. Devlin
Jeffrey A. Devlin	Director	May 3, 2012

/s/J. Robert LeShufy
J. Robert LeShufy	Director	May 3, 2012

6