Form 10-Q
period 2012-03-31
Mojo Organics, Inc.
filed 2012-05-15
CIK 1414953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-148190

Mojo Organics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-0884348
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

101 Hudson Street, 21st Floor, Jersey City, New Jersey 07302
(Address of principal executive offices)

(201) 633-2300
(Registrant’s telephone number)
560 Lexington Ave., 16th Fl., New York, New York 10022
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer Accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,620,253 shares of common stock as of May 15, 2012.

1

PART I – ITEM 1

MOJO ORGANICS, INC
Condensed Consolidated Balance Sheets
(unaudited)

ASSETS
	March 31,	December 31,
	2012	2011
CURRENT ASSETS:
	$-	$-

Total Current Assets	-	-

	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$244,999	$165,994
Due to related party	15,000	-
Total Current Liabilities	259,999	165,994

	-	-
Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000,000 authorized at $0.001
par value, respectively, 0 shares issued or outstanding	-	-
Common stock, 190,000,000 shares authorized at $0.001,
par value, 39,620,253 and 38,620,253 shares issued and outstanding,
respectively,	39,620	38,620
Common stock subscription	(1,143)	(1,143)
Additional paid in capital	8,667,617	8,538,617
Accumulated deficit	(8,966,093)	(8,742,088)
Total Stockholders' deficit	(259,999)	(165,994)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOJO ORGANICS, INC
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2012 and 2011
(unaudited)

	Three Months Ended
	March 31,
	2012	2011

Revenues	$-	$-

Cost of Revenues	-	-

Gross Profit	-	-

Operating Expenses
General and administrative	224,005	-
Total Operating Expenses	224,005	-

Loss from Continuing Operations	(224,005)	-

Discontinued Operations
Loss from discontinued operations	-	(498,391)

Net Loss	$(224,005)	$(498,391)

Net loss from continuing operations per common share, basic and fully diluted	$(0.01)	$(0.00)

Net loss from discontinued operations per common share, basic and fully diluted	$(0.00)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	39,092,780	44,528,761

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MOJO ORGANICS, INC
Condensed Consolidated Statements of Cash Flows
For the three moths ended March 31, 2012 and 2011
(unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities
Net loss	(224,005)	(498,391)
Loss from discontinued operations	-	498,391
Loss from continuing operations	(224,005)	-

Stock issued for compensation	130,000	-

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	79,005	-
Net cash used in operating activities	(15,000)	-

Cash flows from financing activities:
Due to related party	15,000	-

Net cash provided by financing activities	15,000	-

Net increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOJO ORGANICS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Basis of Presentation

For 2011, the accompanying condensed consolidated financial statements include the accounts of the Company and its formerly wholly-owned subsidiaries, SBSI Acquisition Corp, Specialty Beverage and Supplement Inc. and Graphic Gorilla LLC. For 2012, the accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Mojo Organics Operating Company, Inc. All significant inter-company accounts and transactions were eliminated in consolidation.

Interim Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Accounting principles accepted in the United States of America (“GAAP”) and in conformity with the instructions to form 10-Q and article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2012 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2011 included in our Annual Report on form

10-K.

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

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of March 31, 2012, the Company incurred net loss from continuing operations of $224,005. At March 31, 2012, the Company had a working capital deficit of $259,999 and accumulated losses of $8,966,093 which includes accumulated losses from discontinued operations of $8,576,094. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. These conditions raise substantial doubt about the Company’s ability to continue as going concern.

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

NOTE 4 – DISCONTINUED OPERATIONS

In connection with the Split-Off discussed in Note 1, the following table summarizes the loss from discontinued operations for the period ended March 31, 2011:

Loss from discontinued operations	$498,391

There were no assets or liabilities from discontinued operations at December 31, 2011

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

The reported provision for income tax differs from the amount computed by applying the statutory U.S. federal income tax rate of 34% to the loss before income tax as follows:

	Three Months Ended March 31,
	2012	2011
Income tax expense at statutory rate	$76,000	-
Valuation allowance	(76,000)	-
Income tax expense	$-	-

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a change of ownership as described in Section 382 of the Internal Revenue Code. A limitation under these provisions would reduce the amount of losses available to offset future taxable income of the Company. Management believes that at March 31, 2012, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $390,000 expiring through the year 2031 that may be used to offset future taxable income.

NOTE 6 –RELATED PARTY TRANSACTIONS

During the year, various expenses of the Company, including advances for operating purposes, have been paid for or made by the officers and shareholders of the Company. At March 31, 2012, amounts due to related parties totaled $15,000. Those amounts bare no interest and are due on demand.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Under the terms of the Split-Off agreement, Acquisition Sub assumed liability for $72,500 in professional fees for which the Company may be liable in the event that Acquisition Sub does not satisfy its obligation.

NOTE 8 – SHAREHOLDERS EQUITY

On February 17th, 2012 the Company issued 1,000,000 shares of common stock to a director. The shares were valued at $0.13 per share.

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

Company Overview

We were incorporated in the State of Delaware on August 2, 2007 under the name Mojo Shopping, Inc. for the purpose of developing an online retail business focused on merchandise for young professionals. We discontinued that business due to a lack of financial resources and decided to seek a new business opportunity for our shareholders.

Recent History

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

Split-Off of SBSI

In October 2011, we determined to restructure our business to focus our activities on the continued development of our Dispensing Cap Technology and our Pinch zero-calorie natural and organic sweetener, as well as other marketing and branding opportunities.  To this end, we split off (the “Split-Off”) SBSI and our other products in development to certain of our stockholders (the “Buyers”).

In the Split-Off which closed on October 26, 2011, SBSI assigned the Dispensing Cap and Pinch assets (including all related intellectual property (patent pending and trademarks)) to us and retained all of its other assets and all liabilities, including its (and the Company’s former) principal office and distribution facilities in Holbrook, New York, as well as our other former subsidiary, Graphic Gorilla LLC.

In the Split-Off, we assigned and transferred to the Buyers all of the issued and outstanding shares of capital stock of the SBSI in exchange for the surrender by the Buyers to us for cancellation an aggregate to 23,307,748 shares of our common stock, which constituted approximately 38% of the issued and outstanding shares of our common stock prior to the Split-Off.

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

Current Developments

On December 28, 2011, we changed our name to Mojo Organics, Inc. from Mojo Ventures, Inc. We also changed the name of Specialty Beverage, our wholly owned operating subsidiary, to Mojo Organics Operating Company, Inc. We effected these name changes to better reflect our focus on the organic beverage market.

On January 27, 2012, we appointed Jeffrey A. Devlin and J. Robert LeShufy to serve as members of our Board of Directors.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 and Three Months Ended March 31, 2011

Revenues

We did not generate any revenues from product sales for the three months ended March 31, 2012 and 2011.

Total operating expenses

For the three months ended March 31, 2012 and 2011, total operating expenses were $224,005 and $0, respectively.  Operating expenses increased $224,005 during the first quarter of 2012 compared to the same period of 2011.  This increase was due primarily to increased professional fees. We expect that our operating expenses will increase as we are able to locate funds and pursue business operations.

Discontinued Operations

In connection with the Split-Off, we incurred a loss from discontinued operations of $498,391 for the three months ended March 31, 2011.

Net loss

For the three months ended March 31, 2012 and 2011, net loss was $224,005 and $498,391, respectively.

LIQUIDITY AND CAPITAL RESOURCES

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

The management of Mojo Organics, Inc. is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our senior management, consisting of Glenn Simpson, our principal executive and financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive and financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective because of the identification of what might be deemed a material weakness in our internal control over financial reporting which is identified below.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our sole officer concluded that, during the period covered by this quarterly report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of March 31, 2012; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

1.	We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

2.	We did not maintain proper segregation of duties for the preparation of our financial statements. We currently only have one officer overseeing all transactions. This has resulted in several deficiencies including the lack of control over preparation of financial statements, and proper application of accounting policies:

Management believes that the two material weaknesses set forth above did not have an effect on our financial results. However, management believes the two material weaknesses set forth above could result in a material misstatement in our financial statements in future periods.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate the following series of measures once we have the financial resources to do so:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function. Additionally, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6. Exhibits

The following Exhibits are being filed with this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31	Certification pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mojo Organics, Inc.

Date:	May 15, 2012

By:	/s/ Glenn Simpson
Name:	Glenn Simpson
Title:	Chief Executive Officer and Director

