Form 10-Q
period 2012-06-30
Mojo Organics, Inc.
filed 2013-06-25
CIK 1414953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

(201) 633-6519
(Registrant’s telephone number)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,293,481 shares of common stock as of June 24, 2013.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	F -1

Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2012 and June 30, 2011	F - 2

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011	F - 3

Notes to the Condensed Consolidated Financial Statements	F - 4

MOJO ORGANICS, INC.
Condensed Consolidated Balance Sheets
(unaudited)

ASSETS
	June 30,	December 31,
	2012	2011
CURRENT ASSETS:
Cash	$1,551	$-

PROPERTY AND EQUIPMENT	2,780	-

OTHER ASSETS
Security deposits	5,798	-

TOTAL ASSETS	$10,129	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$235,491	$165,994
Notes payable to related parties	60,000	-
Total Current Liabilities	295,491	165,994

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000,000 authorized at $0.001
par value, 0 shares issued or outstanding	-	-
Common stock, 190,000,000 shares authorized at $0.001
par value, 8,080,212 and 3,862,025 shares issued and outstanding, respectively	8,080	3,862
Common stock subscription	-	(1,143)
Additional paid in capital	8,849,021	8,573,375
Accumulated deficit	(9,142,463)	(8,742,088)
Total Stockholders' deficit	(285,362)	(165,994)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,129	$-

See accompanying notes to unaudited condensed consolidated financial statements.

MOJO ORGANICS, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues	$-	$-	$-	$-

Cost of Revenues	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses
General and administrative	176,370	-	400,375	-
Total Operating Expenses	176,370	-	400,375	-
Loss from Continuing Operations	(176,370)	-	(400,375)	-

Discontinued Operations
Loss from discontinued operations	-	(1,204,700)	-	(1,703,091)

Loss Before Provision for Income Taxes	(176,370)	(1,204,700)	(400,375)	(1,703,091)

Provision for Income Taxes	-	-	-	-

Net Loss	$(176,370)	$(1,204,700)	$(400,375)	$(1,703,091)

Net loss from continuing operations per common share, basic and fully diluted	$(0.04)	$(0.00)	$(0.09)	$(0.00)

Net loss from discontinued operations per common share, basic and fully diluted	$(0.00)	$(0.26)	$(0.00)	$(0.35)

Basic and diluted weighted average number of common shares outstanding	4,311,581	4,646,055	4,285,207	4,834,796

See accompanying notes to unaudited condensed consolidated financial statements.

MOJO ORGANICS, INC.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2012 and 2011
(unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(400,375)	$(1,703,091)
Loss from discontinued operations	-	(1,703,091)
Loss from continuing operations	(400,375)	-

Depreciation	74	-
Stock issued for compensation	281,007	-

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Increase in security deposits	(5,798)	-
Increase in accounts payable and accrued expenses	69,497	-
Net cash used in operating activities	(55,595)	-

Net cash used in investing activities:
Purchases of property and equipment	(2,854)	-

Net cash provided by financing activities:
Notes Payable to related parties	60,000	-

Net increase in cash and cash equivalents	1,551	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$1,551	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

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

In accordance with the terms of the Merger Agreement, at the closing, an aggregate of 1,955,213 shares of the Company’s common stock were issued to the holders of SBSI’s common stock in exchange for their shares of SBSI.

On May 13, 2011, simultaneously with the consummation of the Merger, the Company issued 746,285 shares of common stock to retire certain debt in SBSI held by the holders of 9% subordinated convertible debentures.

On May 13, 2011, simultaneously with the consummation of the Merger, in a separate transaction, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with its former Chief Executive Officer and sole director. Pursuant to the Purchase Agreement, the Company transferred all of its membership interests in Mojo Shopping, LLC, a wholly owned subsidiary of the Company (the “LLC”), to the former Chief Executive Officer in exchange for the assumption of Company account payables in the amount of approximately $200,000, the cancellation of 8,000,000 of the former Chief Executive Officer’s shares of the Company’s common stock, and the cancellation of indebtedness owed by the Company to the former Chief Executive Officer in the amount of $2,759.  Also, simultaneously with the consummation of the Merger, the Company cancelled an aggregate of 800,000 shares of the Company’s common stock held by two shareholders.

On October 27, 2011 the board of directors approved a Split-Off agreement with Acquisition Sub.  In the Split-Off, the Company assigned and transferred to Acquisition Sub all of the issued and outstanding shares of capital stock of SBSI in exchange for the surrender by certain stockholders to the Company for cancellation an aggregate to 2,330,775 shares (the “Shares”) of the Company’s common stock.

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

Interim Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Accounting principles accepted in the United States of America (“GAAP”) and in conformity with the instructions to form 10-Q and article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the six months ended June 30, 2012 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2011 included in our Annual  Report on form 10-K.

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

Property and Equipment and Depreciation
Property and equipment are stated at cost.  Depreciation for both financial reporting and income tax purposes is computed using combinations of the straight line and accelerated methods over the estimated lives of the respective assets. During the six months ended June 30, 2012, the Company purchased computer equipment totaling $2,854. Computer equipment is depreciated over 5 years.  Maintenance and repairs are charged to expense when incurred.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.  Depreciation expense of $74 was charged to operations for the six months ended June 30, 2012.

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

Income Taxes
The Company provides for income taxes under ASC 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as an entity exempt from Federal and State income taxes.

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

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of June 30, 2012, the Company incurred net loss from continuing operations of $400,375. At June 30, 2012, the Company had a working capital deficit of $293,940 and accumulated losses of $9,142,463 which includes accumulated losses from discontinued operations of $8,576,094. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. These conditions raise substantial doubt about the Company’s ability to continue as going concern.

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

NOTE 4 – DISCONTINUED OPERATIONS

In connection with the Split-Off discussed in Note 1, the following table summarizes the loss from discontinued operations for the six months ended June 30, 2011:

Loss from discontinued operations	$1,703,091

There were no assets or liabilities from discontinued operations at December 31, 2011.

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

The reported provision for income tax differs from the amount computed by applying the statutory U.S. federal income tax rate of 34% to the loss before income tax as follows:

	Six Months Ended June 30,
	2012	2011
Income tax expense at statutory rate	$(136,100)	-
Valuation allowance	136,100	-
Income tax expense	$-	-

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a change of ownership as described in Section 382 of the Internal Revenue Code. A limitation under these provisions would reduce the amount of losses available to offset future taxable income of the Company.

NOTE 6 –RELATED PARTY TRANSACTIONS

During the period, various expenses of the Company, including advances for operating purposes, have been paid for or made by the officers and shareholders of the Company. At June 30, 2012, amounts due to related parties totaled $60,000 in notes payable. The notes bear interest at rates varying between 8% and 10% and are due on September 15, 2013.  Interest expense of $1,182 was charged to operations for the six months ended June 30, 2012.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Lease Commitment
The Company entered into an office service agreement for office space for a term of 12 months effective April 16, 2012.  The monthly office fee under the agreement is $2,899.

NOTE 8 – SHAREHOLDERS’ DEFICIT

On February 17, 2012, the Company issued 100,000 shares of common stock to a director. The shares were valued at $1.30 per share.

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

The 2011 Plan provides for the granting of options to purchase up to 800,000 shares of common stock.  There were 777,026 options granted and exercised to date.  Options granted under the 2011 Plan have a 1-year term and may be incentive stock options or non-qualified.  The Company recognized $2,711,822 in compensation expense.  At June 30, 2012 and December 31, 2011, there were no options outstanding under the 2011 Plan.

On May 21, 2012, the Company issued an aggregate of approximately 4,200,000 shares of restricted stock to certain of its directors, executive officers and employees. The shares will vest in three equal annual installments ending in 2015.  Unvested restricted shares are subject to forfeiture.  The Company records compensation expense over the vesting period based on the fair market value on the date of grant for each share, adjusted for forfeitures. During the six months ended June 30, 2012, compensation expense of $151,007 was recorded in connection with these shares.

NOTE 9 – SUBSEQUENT EVENTS

On April 1, 2013, the Company executed a one-for-ten reverse stock split of the issued and outstanding shares of common stock.   The number of authorized shares and the par value of the common stock were not changed.  The accompanying financial statements have been restated to reflect this reverse stock split.

In accordance with FASB ASC 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the consolidated financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the consolidated financial statements as of June 30, 2012. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred through the date these consolidated financial statements were issued.

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

Company Overview

We were incorporated in the State of Delaware on August 2, 2007.  In October 2011, we transferred our Specialty Beverage subsidiary and related assets to certain of our stockholders in exchange for their surrender to us of approximately 23 million shares of our outstanding common stock then owned by them (the “Split Off”).  The Split Off was effected in order to enable the Company to focus on marketing and branding opportunities available to us in the natural and organic beverage market.  During the period following the Split Off, we have devoted our time and resources to positioning the Company to enter and compete in the natural and organic beverage market, but have not yet engaged in material commercial operations in such market.

Current Developments

On December 28, 2011, we changed our name from “Mojo Ventures, Inc.” to “Mojo Organics, Inc.”  We effected this name change to better reflect our focus on the natural and organic beverage market.

On January 27, 2012, we appointed Jeffrey A. Devlin and J. Robert LeShufy to serve as members of our board of directors.

RESULTS OF OPERATIONS

Three Months and Six Months Ended June 30, 2012 and June 30, 2011

Revenues

We did not generate any revenues from product sales for the six months and three months ended June 30, 2012 and 2011.

Total operating expenses

For the six months ended June 30, 2012 and 2011, total operating expenses were $400,375 and $0, respectively.  Operating expenses increased $400,375 during the six months ended June 30, 2012 compared to the same period of 2011.  This increase was due primarily to compensation expenses incurred in connection with the issuance of restricted stock, as well as increased professional fees. The legal and accounting fees were incurred primarily due to the restructuring of the Company.

For the three months ended June 30, 2012 and 2011, total operating expenses were $176,370 and $0, respectively.  Operating expenses increased $176,370 during the second quarter of 2012 compared to the same period of 2011.   This was the result of prior operating expenses of the Company being reported in discontinued operations which had no benefit to the current business of the Company.

Discontinued Operations

In connection with the Split-Off, we incurred a loss from discontinued operations of $1,703,091 and $1,204,700 for the six months and three months ended June 30, 2011, respectively.

Net loss

For the six months ended June 30, 2012 and 2011, net losses were $400,375 and $1,703,091, respectively.  For the three months ended June 30, 2012 and 2011, net losses were $176,370 and $1,204,700, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At our current level of operation, we do not have sufficient cash to meet our expenses for the next six months. We expect that we will need to obtain additional capital in order to maintain our public company regulatory requirements and execute our business plan, build our operations and become profitable. In order to obtain capital, we may need to sell additional equity or debt securities, or borrow funds from private lenders or banking institutions. We have not made any decisions with respect to any such financing. There can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all. If we are unable to raise additional funding as necessary, we may have to suspend our operations temporarily or cease operations entirely.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our sole officer concluded that, during the period covered by this quarterly report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of June 30, 2012; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

The following Exhibits are being filed with this Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.1	Form of Restricted Stock Agreement

31	Certification pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mojo Organics, Inc.

Date:	June 25, 2013

By:	/s/ Glenn Simpson
Name:	Glenn Simpson
Title:	Chief Executive Officer and Director