Form 10-Q
period 2012-09-30
Mojo Organics, Inc.
filed 2013-07-08
CIK 1414953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,293,481 shares of common stock as of July 3, 2013.

MOJO ORGANICS, INC.
Condensed Consolidated Balance Sheets
(unaudited)

ASSETS
	September 30, 2012	December 31, 2011
CURRENT ASSETS:
Cash	$535	$-
Total Current Assets	535	-

PROPERTY AND EQUIPMENT	2,630	-

OTHER ASSETS
Security deposits	5,798	-

TOTAL ASSETS	$8,963	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$239,712	$165,994
Notes payable to related parties	67,500	-
Total Current Liabilities	307,212	165,994
Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000,000 authorized at $0.001 par value, 0 shares issued or outstanding	-	-
Common stock, 190,000,000 shares authorized at $0.001 par value, 8,301,265 and 3,862,025 shares issued and outstanding, respectively	8,301	3,862
Common stock subscription	-	(1,143)
Additional paid in capital	9,253,620	8,573,375
Accumulated deficit	(9,560,170)	(8,742,088)
Total Stockholders' deficit	(298,249)	(165,994)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,963	$-

See accompanying notes to unaudited condensed consolidated financial statements.

MOJO ORGANICS, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$-	$-	$-	$-

Cost of Revenues	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses
General and administrative	417,707	-	818,082	-
Total Operating Expenses	417,707	-	818,082	-
Loss from Continuing Operations	(417,707)	-	(818,082)	-

Discontinued Operations
Loss from discontinued operations	-	(312,094)	-	(4,417,532)

Loss Before Provision for Income Taxes	(417,707)	(312,094)	(818,082)	(4,417,532)

Provision for Income Taxes	-	-	-	-

Net Loss	$(417,707)	$(312,094)	$(818,082)	$(4,417,532)

Net loss from continuing operations per common share, basic and fully diluted	$(0.05)	$(0.00)	$(0.14)	$(0.00)

Net loss from discontinued operations per common share, basic and fully diluted	$(0.00)	$(0.05)	$(0.00)	$(0.75)

Basic and diluted weighted average number of common shares outstanding	8,242,965	5,888,524	5,923,281	5,888,524

See accompanying notes to unaudited condensed consolidated financial statements.

MOJO ORGANICS, INC.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2012 and 2011
(unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(818,082)	$(4,417,532)
Loss from discontinued operations	-	(4,417,532)
Loss from continuing operations	(818,082)	-

Depreciation	224	-
Stock issued for compensation	685,827	-

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Increase in security deposits	(5,798)	-
Increase in accounts payable and accrued expenses	73,718	-
Net cash used in operating activities	(64,111)	-
Net cash used in investing activities:
Purchases of property and equipment	(2,854)	-
Net cash provided by financing activities:
Notes Payable to related parties	67,500	-

Net increase in cash and cash equivalents	535	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$535	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	$-	$-

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

The financial position and activity of the Company prior to Split-Off were accounted for as discontinued operations (See Note 4).

Corporate Name Changes

On April 28, 2011, the Company filed an amendment to its Certificate of Incorporation in Delaware to change its name from Mojo Shopping, Inc. to Mojo Ventures, Inc.

On December 21, 2011, the board of directors adopted resolutions authorizing an amendment to the Company’s Certificate of Incorporation to change its name from Mojo Ventures, Inc. to Mojo Organics, Inc.  On December 28, 2011, the Company filed the amendment with the Secretary of State of the State of Delaware effecting the name change. Additionally, the name change was submitted to The Financial Industry Regulatory Authority (“FINRA”).  The Company has not asked FINRA to authorize a new trading symbol and thus, its trading symbol will remain “MOJO.”

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

Interim Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Accounting principles accepted in the United States of America (“GAAP”) and in conformity with the instructions to form 10-Q and article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the nine months ended September 30, 2012 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2011 included in our Annual  Report on form 10-K.

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

Property and Equipment and Depreciation

Property and equipment are stated at cost.  Depreciation for both financial reporting and income tax purposes is computed using combinations of the straight line and accelerated methods over the estimated lives of the respective assets.  During the nine months ended September 30, 2012, the Company purchased computer equipment totaling $2,854. Computer equipment is depreciated over 5 years.  Maintenance and repairs are charged to expense when incurred.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.  Depreciation expense of $224 was charged to operations for the nine months ended September 30, 2012.

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

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of September 30, 2012, the Company incurred a net loss from continuing operations of $818,082.  At September 30, 2012, the Company had a working capital deficit of $306,677 and accumulated losses of $9,560,170 which includes accumulated losses from discontinued operations of $8,742,088. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. Management cannot, however, provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – DISCONTINUED OPERATIONS

In connection with the Split-Off discussed in Note 1, the following table summarizes the loss from discontinued operations for the nine months ended September 30, 2011:

Loss from discontinued operations	$4,417,532

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

The reported provision for income tax differs from the amount computed by applying the statutory U.S. federal income tax rate of 34% to the loss before income tax as follows:

	Nine Months Ended September 30,
	2012	2011
Income tax expense at statutory rate	$(278,100)	$-
Valuation allowance	278,100	-
Income tax expense	$-	$-

During the nine months ended September 30, 2011, the Company's operating losses were allocated to discontinued operations.  Therefore, there were no tax attributes related to continuing operations.

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a change of ownership as described in Section 382 of the Internal Revenue Code. A limitation under these provisions would reduce the amount of losses available to offset future taxable income of the Company.

NOTE 6 –RELATED PARTY TRANSACTIONS

During the period, various expenses of the Company, including advances for operating purposes, have been paid for or made by the officers and shareholders of the Company. At September 30, 2012, amounts due to related parties totaled $67,500 in notes payable. The notes bear interest at rates varying between 8% and 10% and are due on September 15, 2013.  Interest expense of $2,713 was charged to operations for the nine months ended September 30, 2012.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company entered into an office service agreement for office space for a term of 12 months effective April 16, 2012.  The base monthly office fee under the agreement is $2,899.

NOTE 8 – SHAREHOLDERS’ DEFICIT

On February 17, 2012, the Company issued 100,000 shares of common stock to a director. The shares were valued at $1.30 per share.  As a result, a charge to compensation expense of $130,000 was recorded during the nine months ended September 30, 2012.

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

The 2011 Plan provides for the granting of options to purchase up to 800,000 shares of common stock.  There were 777,026 options granted and exercised to date.  Options granted under the 2011 Plan have a 1-year term and may be incentive stock options or non-qualified stock options. The awards that have been granted to date are at an exercise price equal to $.001 and vest immediately. The Company recognized $2,711,822 in compensation expense.  At September 30, 2012 and December 31, 2011, there were no options outstanding under the 2011 Plan.

On May 21, 2012, the Company issued an aggregate of 4,232,462 shares of restricted stock to certain of its directors, executive officers and employees.  On July 25, 2012, an additional 221,053 shares were issued.  The shares will vest in three equal annual installments ending in 2015.  Unvested restricted shares are subject to forfeiture.  The Company records compensation expense over the vesting period based upon the fair market value on the date of grant for each share, adjusted for forfeitures.  During the nine months ended September 30, 2012, compensation expense of $555,827 was recorded in connection with these shares.

NOTE 9 – SUBSEQUENT EVENTS

On April 1, 2013, the Company executed a one-for-ten reverse stock split of the issued and outstanding shares of common stock.   The number of authorized shares and the par value of the common stock were not changed.  The accompanying financial statements have been restated to reflect this reverse stock split.

In accordance with FASB ASC 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the consolidated financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the consolidated financial statements as of September 30, 2012. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred through the date these consolidated financial statements were issued.

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

RESULTS OF OPERATIONS

Three Months and  Nine Months Ended September 30, 2012 and September 30, 2011

Revenues

We did not generate any revenues from product sales for the three months and nine months ended September 30, 2012 and 2011.

Total operating expenses

For the nine months ended September 30, 2012 and 2011, total operating expenses were $818,082 and $0, respectively.  Operating expenses increased $818,082 during the nine months ended September 30, 2012 compared to the same period of 2011.  This increase was due primarily to compensation expense incurred in connection with the issuance of restricted stock, as well as increased professional fees.  The legal and accounting fees were incurred primarily due to the restructuring of the Company.

For the three months ended September 30, 2012 and 2011, total operating expenses were $417,707 and $0, respectively.  Operating expenses increased $417,707 during the third quarter of 2012 compared to the same period of 2011.   This was the result of prior operating expenses of the Company being reported in discontinued operations which had no benefit to the current business of the Company.

Discontinued Operations

In connection with the Split-Off, we incurred a loss from discontinued operations of $4,417,532 and $312,094 for the nine months and three months ended September 30, 2011, respectively.

Net loss

For the nine months ended September June 30, 2012 and 2011, net losses were $818,082 and $4,417,532, respectively.  For the three months ended September 30, 2012 and 2011, net losses were $417,707 and $312,094, respectively.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our sole officer concluded that, during the period covered by this quarterly report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of September 30, 2012; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

Mojo Organics, Inc.

Date:	July 8, 2013

By:	/s/ Glenn Simpson
Name:	Glenn Simpson
Title:	Chief Executive Officer and Director