Form 10-K
period 2012-12-31
Mojo Organics, Inc.
filed 2013-09-24
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2012

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

Registrant’s telephone number: (201) 633-6519

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒    No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of June 30, 2012, (the last day of the second quarter of the registrant’s most recently completed fiscal year),  the aggregate market value of the registrant’s common stock (based on its reported last sale price on such date of $0.80 per share) held by non-affiliates of the registrant was $3,158,295.

As of June 30, 2013 (the last day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on its reported last sale price on such date of $3.25 per share) held by non-affiliates of the registrant was $22,874,267.

On September 19, 2013, there were 11,703,481 shares of the registrant's common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements using words such as “expects,” “anticipates,” “intends,” “believes” and similar language.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

All references in this Annual Report on Form 10-K to “MOJO,” “MOJO Organics,” the “Company,” “we,” “us” or “our” mean MOJO Organics, Inc.

PART I

ITEM 1.  BUSINESS

Overview

Headquartered in Jersey City, New Jersey, MOJO Organics, Inc., a Delaware corporation, engages in product development, production, marketing and distribution of CHIQUITA TROPICALS™. CHIQUITA TROPICALS™ are a 100% fruit juice, produced under license agreement from Chiquita Brands. The mission of MOJO is to promote a Better-for-You lifestyle for children and adults through affordable natural ingredient beverages and organic ingredient beverages.

Our Business

General

Our CHIQUITA TROPICALSTM 100% fruit juice product first became commercially available on a limited basis in the New York tri-state area in late July 2013. Our initial commercial product launch included Banana Strawberry and Mango flavors, and subsequently sold out.

The CHIQUITA TROPICALS™ label tells the story of our juice with easy to read icons: zero added sugar, no preservatives, naturally low sodium, vegan, naturally gluten free, non-genetically modified, and kosher. Such attributes are what consumers want today in a beverage. Because of the way we bottle our juice, it does not require refrigeration before opening.

We believe in safe and sustainable corporate practices. We are proud to use Rainforest Alliance Certified fruits which help the farmers and their families while having respect for the environment.

Production and Distribution

The Company sources its ingredients and packaging from multiple sources on a contract basis.  The providers of the fruits used in our juices grow on a non-genetically modified basis.  Our juices are produced without preservatives and without added sugar.  MOJO believes that these fruit sources are of high quality and are an important part of the overall taste and quality of its juice products.  The Company believes that adequate alternate suppliers exist in the event that one or more sources are unable or unwilling to provide MOJO with the fruit and ingredients needed to meet production demand.

MOJO currently produces and packages the CHIQUITA TROPICALSTM products through production facilities and services on a contract basis.  The Company believes that its current production and packaging arrangements are adequate for current and near-term anticipated demand for its products.  An important part of the overall strategy, however, will be the expansion of production capabilities and resources.

MOJO has entered into distribution agreements with distributors and regularly seeks to broaden its distribution channels.  The Company also intends to sell directly to retailers, including large chain stores.

Intellectual Property

On August 15, 2012, the Company entered into a license agreement (“License Agreement”) with Chiquita Brands L.L.C. (“Chiquita”) for the use of Chiquita’s marks in the manufacture, sale, promotion, marketing, advertising and distribution of certain fruit juice products in select containers.  The License Agreement grants the Company an exclusive license in New York, New Jersey and Connecticut and a non-exclusive license for the other states in the United States.  The Company will pay Chiquita royalties for products sold under the License Agreement.

The term of the License Agreement is for seven years from July 2013, (the date we first invoiced customers for products sold under the License Agreement), subject to the Company meeting certain minimum sales volume and/or minimum royalty payments.  Termination of the License Agreement would have a material and adverse impact on MOJO’s business.

Competition

                The juice beverage market is highly competitive.  Competitors in our market compete for brand recognition, ingredient sourcing, qualified personnel and product shelf space.  As a developing company, the large majority of our competitors are more established and better capitalized than us.  The juice beverage market is generally dominated by the largest providers, including The Coca-Cola Company and PepsiCo, Inc.  Many of our competitors enjoy significant brand recognition and consumer confidence and are able to readily secure shelf space and media attention for their products.  Many of our competitors also have existing relationships with the same distribution channels and retailers through which we seek to sell our products.   We intend to compete in the market by offering consumers affordable products that taste better and possess a longer shelf life than most products in the market.

Government Regulation

Juice products are governed by the U.S. Food and Drug Administration.  As such, it is necessary for the Company to establish, maintain and make available for inspection records as well as to develop labels (including nutrition information) that meet legal food labeling requirements.  The Company’s contracted production facilities are subject to many provisions, including Food Facility Registration, recordkeeping, Good Manufacturing Practice Requirements, reporting, preventive controls and inspections.

Employees

As of September 19, 2013, the Company employed one full time employee and one part time employee.

Corporate History and Development

The Company was incorporated in the State of Delaware on August 2, 2007 under the name MOJO Shopping, Inc. for the purpose of developing an online retail business focused on marketing merchandise to young professionals. On April 28, 2011, the Company changed its name to MOJO Ventures, Inc.  On May 13, 2011, the Company closed a merger with Specialty Beverage and Supplement, Inc., a privately held Nevada corporation (“Specialty Beverage”), pursuant to which Specialty Beverage merged with and into SBSI Acquisition Corp., a Nevada corporation and our wholly-owned subsidiary (“SBSI”). Specialty Beverage, incorporated in the State of Nevada on April 3, 2008, was engaged in the development of beverage products and vitamin supplements, such as energy drinks, sports drinks, wellness beverages, ready-to-drink iced teas and vitamin enhanced children’s drinks.

                The Company entered into a split-off agreement dated October 27, 2011 (“Split-Off”) with the newly organized wholly owned subsidiary MOJO Organics Operating Company, Inc., a Delaware corporation formerly known as MOJO Organics, Inc., SBSI and certain stockholders of the Company (“Buyers”).  In the Split-Off, all of the issued and outstanding shares of capital stock of SBSI were assigned and transferred to the Buyers in exchange for the Buyers surrender to the Company of an aggregate of 2,330,775 shares of its common stock, par value $0.001 per share (“Common Stock”), for cancellation.  Such shares represented approximately 38% of the issued and outstanding shares of the Common Stock prior to the Split-Off.  In the Split-Off, SBSI assigned to the Company SBSI’s Dispensing Cap and Pinch assets (including all related intellectual property) and retained all of its other assets and all liabilities, including its (and the Company’s former) principal office and distribution facilities in Holbrook, New York, as well as our other former subsidiary, Graphic Gorilla LLC. MOJO’s management has determined that the Dispensing Cap technology and brand name Pinch do not have viable commercial value and, as a result, the Company has no current plans to market or use these assets.

On December 28, 2011, we changed our name to MOJO Organics, Inc. to better reflect our focus on the natural and organic beverage markets.

Recent Developments

On January 12, 2013, the Company entered into an amended and restated securities purchase agreement for the offer and sale of our Series A Convertible Preferred Stock, par value $0.001 (“Series A Preferred Stock”) at a price of $4.00 per share.  On January 31, 2013, the Company consummated an initial closing of the private sale of Series A Preferred Stock, raising gross proceeds of $372,500, including $237,500 from the conversion of promissory notes.  MOJO consummated three additional closings, raising a total of $790,834 (including the initial closing), including a total of $378,700 through the conversion of debt.  Each share of Series A Preferred Stock was convertible into a number of shares of our Common Stock determined by dividing $4.00 by the conversion price (which, after accounting for the Reverse Split described below, was $0.40).  On or prior to July 11, 2013, all outstanding and issued Series A Preferred Stock were converted into shares of Common Stock.

The Company effected a one-for-ten reverse stock split (“Reverse Split”) of the issued and outstanding shares of Common Stock on April 1, 2013. The number of authorized shares and the par value of our Common Stock were not changed. All share references in this report have been restated to reflect the Reverse Split.

On May 1, 2013, the Company commenced a private placement offering of up to 1,250,000 shares of its Common Stock, at a price of $0.40 per share pursuant to subscription agreements entered into with each investor.  As of June 18, 2013, the last date of the offering, 1,171,705 shares of Common Stock were sold, raising an aggregate of $468,682.

ITEM 1A.   RISK FACTORS

Not applicable.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The Company entered into a lease for office space in Jersey City, NJ for a 12 month term effective April 2012.  The base monthly rent under the agreement for 2012 was $2,899.  The lease was subsequently renewed for a second term ending April 2014.

ITEM 3.  LEGAL PROCEEDINGS

No legal or governmental proceedings are presently pending or, to our knowledge, threatened, to which we are a party.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is currently quoted on the OTC Pink® Marketplace under the symbol “MOJO.”

For the period from January 1, 2011 to December 31, 2012, the following table sets forth the high and low closing bid prices by quarter, based upon information obtained from inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:

	High (2)	Low (2)
2012
Fourth Quarter	$0.76	$0.32
Third Quarter	$0.80	$0.20
Second Quarter	$2.90	$0.45
First Quarter	$1.90	$0.70

2011
Fourth Quarter	$3.90	$1.51
Third Quarter	$6.20	$1.81
Second Quarter (1)	$7.50	$0.10
First Quarter (1)	$0.10	$0.04

 Because the Common Stock is thinly traded, bid information does not necessarily represent fair market value.

(1)	In May 2011, the Company executed a 25-for-1 forward stock split. Share prices prior to this date have been adjusted accordingly.
(2)	The Reverse Split took place in April 2013. All of the share prices in the above table have been adjusted to reflect this 1-for-10 transaction.

Holders

As of September 19, 2013, there were 11,703,481 shares of MOJO Common Stock issued and outstanding held by 98 shareholders of record.

Dividends

The Company has never declared any cash dividends with respect to its Common Stock. Future payment of dividends is within the discretion of the Board of Directors and will depend on earnings, capital requirements, financial condition and other relevant factors. Although there are no material restrictions limiting, or that are likely to limit, the Company’s ability to pay dividends on its Common Stock, we presently intend to retain future earnings, if any, for use in the business and have no present intention to pay cash dividends on our Common Stock.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2012 other than the following:

In January 2012, the Company granted 100,000 shares of restricted Common Stock to each of Mr. LeShufy and Mr. Devlin in consideration of his services as a director of the Company.  Mr. LeShufy’s shares are fully vested.  On May 21, 2012, Mr. Devlin returned his shares to the Company to be canceled and reissued subject to the vesting conditions contained in the amended and restated restricted stock agreements described below.  Such shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Act.

On May 21, 2012, the Company granted 4,132,462 shares of restricted Common Stock (excluding the 100,000 shares returned by and reissued to Mr. Devlin on the same date as described above) pursuant to restricted stock agreements to officers, directors and certain advisors of the Company in consideration of services provided to or to be provided to the Company.  This disclosure corrects the previously reported aggregate of 4,000,000 shares (on Current Report on Form 8-K dated May 24, 2012) to account for 132,462 additional shares of restricted Common Stock granted to Mr. LeShufy but not previously disclosed as the shares were mistakenly not issued on such date.  Such shares granted on May 21, 2012 were granted in reliance on the exemption from registration provided by Section 4(2) of the Act.  Of such shares, 6,624 shares were forfeited upon termination of services prior to meeting vesting conditions set forth in the relevant restricted stock agreement, 88,309 shares have vested and the remaining shares remain subject to forfeiture in accordance with the terms of a restricted stock agreement or amended and restated restricted stock agreements, as the case may be.

On July 25, 2012, the Company granted 221,055 shares of restricted Common Stock pursuant to a restricted stock agreement to an advisor of the Company in consideration of services to be rendered to the Company.  These shares are subject to forfeiture in accordance with the terms of the advisor’s amended and restated restricted stock agreement covering such shares, none of which have vested.  Such shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Act.

 On November 28, 2012, the Company entered into an advisor agreement pursuant to which the Company agreed to issue 500,000 shares of Common Stock to such advisor, 50% of which was issuable upon execution of the agreement and 50% of which is issuable upon the six month anniversary of the execution of the Advisor Agreement.  In accordance with the agreement, 250,000 shares were issued upon execution of the agreement, and such shares are fully vested.  Such shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Act.  The advisory services agreement has since been terminated and therefore the remaining 250,000 shares have not been, and will not be, issued.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes a number of forward looking statements that reflect our current views with respect to future events and financial performance.  Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.  You should not place undue certainty on these forward looking statements, which apply only as of the date of this annual report.  These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Results of Operations

Years Ended December 31, 2012 and 2011

Revenues

The Company did not generate revenue for the years ended December 31, 2012 and 2011.

Total operating expenses

For the years ended December 31, 2012 and 2011, total operating expenses were $1,603,669 and $165,994, respectively. Operating expenses for the year ended December 31, 2011 did not include expenses of $5,656,954, which were reclassified to discontinued operations (see below).

Operating expenses of $1,603,669 for the year ended December 31, 2012 included approximately $1,113,000 of compensation expense incurred in connection with the issuance of restricted stock, $157,500 for advisory expenses related to an agreement with OmniView Capital, LLC, $101,000 in legal fees and $60,000 in accounting and audit fees.

Discontinued operations

In connection with the Split-Off operations, the Company incurred a loss from discontinued operations of $5,656,954 for the year ended December 31, 2011.

Net Loss

For the years ended December 31, 2012 and 2011, net losses were $1,603,669 and $5,822,948, respectively.

The Company’s accumulated deficit as of December 31, 2012 was $10,345,757.

Liquidity and Capital Resources

As of December 31, 2012, the cash balance was $1,379, with negative working capital of $507,223.

 Working Capital Needs

At the current level of operations, there is insufficient cash to meet the expenses of the Company for the next six months.  We expect that we will need to obtain additional capital in order to maintain our public company regulatory requirements and execute our business plan, build our operations and become profitable.

We cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, we may be unable to implement our current plans which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations.

Our auditors have included an explanatory paragraph in their report on our consolidated financial statements relating to the uncertainty of our business as a going concern, due to our limited operating history, our lack of historical profitability, and our limited funds.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS

The audited financial statements are included beginning immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of MOJO Organics, Inc. is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation, our sole officer concluded that, during the period covered by this annual report, our internal controls over financial reporting were not operating effectively. Management has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of December 31, 2012:

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

The Company believes that the two deficiencies set forth above did not have an effect on the financial statements.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate the following series of measures when we have the financial resources to do so:

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

Attestation Report

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as such report is not required for non-accelerated filers.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

 Executive Officers and Directors

Below are the names and certain information regarding our current executive officers and directors:

Name	Age	Title	Date First Appointed
Glenn Simpson	61	Chief Executive Officer, Chairman and Director	October 27, 2011

Jeffrey A. Devlin	66	Director	January 27, 2012

Richard Seet	46	Director, Executive Vice President (October 1, 2012 – March 31, 2013)	May 9, 2012

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Biographical information of each current officer and director is set forth below.

Glenn Simpson, a beverage industry veteran, has served as Chief Executive Officer and Chairman as well as one of MOJO’s directors since October 2011.  Mr. Simpson was Vice President and Chief Financial Officer of Coca-Cola Bottlers, Inc. in Tashkent, Uzbekistan from 1995 to 2000.  His primary responsibilities included corporate strategy and supervision of bottling and distribution operations.  His accomplishments included growing revenues from a base at $5 million to over $160 million annually.  The company was awarded “Bottler of the Year” by The Coca-Cola Company for two consecutive years in 1996 and 1997 based on product quality and revenue growth.  From 2005 to 2009, Mr. Simpson served as Chief Operating Officer, Chief Financial Officer and Director of Even Technologies Inc. and IVIDEO Corporation, technology companies with patented technology for the delivery of HD video to wireless devices.  Most recently, from 2009 to 2011, Mr. Simpson was engaged in beverage projects on a consulting basis in Russia and Afghanistan.  Mr. Simpson is a Certified Public Accountant and holds an MBA from Columbia University School of Business.

Jeffrey A. Devlin has served as a director of MOJO since January 2012. Mr. Devlin has over 25 years of advertising and business development experience.  Since 2002, Mr. Devlin has been an Executive Producer and Partner of Original Films, a film and television production company.  Mr. Devlin also currently serves as Senior Vice President of production and integrated programming for Arkleus Broadcasting, Inc.  He has held various other executive and creative positions over the course of his advertising career, including Vice President of new business development for Doner Advertising and Senior Vice President at Lintas Worldwide Advertising as the head of television accounts.  His honors include 17 CLIO Awards; 16 Andy Awards for advertising excellence; 21 Telly Awards for outstanding commercials; four Effie Media Awards; and a Gold Camera from the U.S. International Film Festival.  Mr. Devlin currently serves on the board of directors of a number of private organizations, as well as on the board of directors of Location Based Technologies, Inc., a public company that markets and sells consumer and commercial location devices and services.  Mr. Devlin received a Bachelor’s degree from Bethel University and completed graduate work at Dartmouth College.

Richard X. Seet has served as a director of MOJO since May 2012.  Mr. Seet also served as our Executive Vice President from October 2012 through March 2013.  Since 1999, Mr. Seet has served as Chairman of RXS Enterprises, LLC. At RXS, Mr. Seet founded three media companies that were each financed by United Business Media PLC, Schroders, and Angelo Gordon & Company, respectively.  From 1995 to 1999, he was a principal with the Carlyle Group where he initiated and led Carlyle’s entry into Asia and the creation of its first Asian focused private equity funds.  From 1996 to 1999, Mr. Seet served as an Advisory Director of Kerry Beverages Limited (“KBL”), a joint venture between the Kerry Group and the Coca-Cola Company. The company operated a network of 11 bottling plants throughout China which produced Coca-Cola branded products within reach of over 450 million consumers. KBL's bottling plants were located throughout China, including Beijing, Wuhan, Shenyang, Dalian, Nanning and other major cities. From 1994 to 1995, Mr. Seet served as a research associate on the faculty of the Harvard Business School where he developed and authored numerous teaching case studies on Asian competitive strategy. Mr. Seet received his undergraduate education at the Massachusetts Institute of Technology and his doctoral education in molecular genetics at Harvard where he was a Baxter Fellow.

Board Committees

The Company has not established any committees of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees in the future. We do not have a nominating committee or a nominating committee charter. Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations. Our three directors perform all functions that would otherwise be performed by committees. Given the present size of our board it is not practical for us to have committees. If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

Shareholder Communications

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations.

Code of Ethics

We have adopted a written code of ethics (the “Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We believe that the Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. To request a copy of the Code of Ethics, please make written request to our Company at 101 Hudson Street, 21st Floor, Jersey City, New Jersey 07302.

Compliance with Section 16(a) of the Exchange Act

Our Common Stock is not registered pursuant to Section 12 of the Exchange Act. Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

ITEM 11.   EXECUTIVE COMPENSATION

            The following table sets forth information concerning the total compensation paid or earned by each of our named executive officers (as defined under SEC rules).

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Stock Awards ($) (e)	Total ($) (j)

Glenn Simpson, Chief Executive Officer and Chairman (1)	2012 2011	$ 55,000(2) -	$ 641,999(3) -	$ 696,999 -

The Summary Compensation Table omits columns for Bonus (d), Option Awards (f), Non-Equity Incentive Plan Compensation (g), Non-Qualified Deferred Compensation Earnings (h) and All Other Compensation (i) as no such amounts were paid to the named executive officer during the fiscal years ended December 31, 2011 or 2012.

(1)	Mr. Simpson was appointed Chief Executive Officer on October 27, 2011.

(2)
In lieu of a cash payment of salary earned during 2012, Mr. Simpson elected to receive shares of Preferred Stock at a price of $4.00 per share pursuant to the terms of the Amended and Restated Securities Purchase Agreement described in Item 1 of this Form 10-K.  Each share of Preferred Stock was convertible into a number of shares of Common Stock determined by dividing $4.00 by the conversion price (which, after accounting for the Reverse Split - described above, was $0.40).  Mr. Simpson made such election on March 29, 2013.

(3)
On May 21, 2012, the Company issued 2,365,815 shares of restricted Common Stock valued at the then fair market value of $1.40 per share.  In accordance with the provisions of ASC Topic 718, compensation expense is recorded over the vesting period of the shares.

The Company has no other plans in place and has never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Employment Agreements

The Company entered into an employment agreement with Glenn Simpson on March 1, 2013 (the “Employment Agreement”). In his capacity as Chief Executive Officer and Chairman, he is entitled to a monthly salary of not less than $18,500 and an annual bonus based upon performance goals established and approved by the Board of Directors.  The Employment Agreement term ends on February 28, 2018.  The Employment Agreement may be terminated prior to such date, however, upon Mr. Simpson’s death, disability, by the Company for Cause (as defined in the Employment Agreement), by Mr. Simpson for Good Reason (as defined in the Employment Agreement) and voluntary termination by Mr. Simpson other than for Good Reason upon 30 days’ notice.  Upon termination by the Company for any reason other than Cause or by Mr. Simpson for Good Reason, Mr. Simpson will receive any accrued but unpaid salary through the date of termination and an amount equal to his salary at the time of termination payable for the remainder of the then-current term.  Upon termination by reason of Mr. Simpson’s death or disability, he will receive any accrued but unpaid salary through the date of termination and an amount equal to his salary at the time of termination payable for 1 year beginning 30 days after the date of termination.  Upon termination by the Company for Cause or voluntarily by Mr. Simpson for other than Good Reason, he will receive only accrued but unpaid salary through the date of termination.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding stock options held by our named executive officer at December 31, 2012.

Stock Awards
Name and Principal Position (a)	Number of shares or units of stock that have not vested (#) (g)		Market value of shares or units of stock that have not vested ($) (h)
Glenn Simpson, Chief Executive Officer	2,365,815	(1)	$3,312,128

The Outstanding Equity Awards Table omits columns related to Option Awards (b) – (e) and columns related to Equity Incentive Plans (i) – (j), as no such awards or plans were outstanding as of December 31, 2012.

(1)	The shares vest in three equal installments on January 2, 2014, January 2, 2015 and June 30, 2015.

Director Compensation

None of the non-employee directors receive cash compensation for serving as such, for serving on committees (if any) of the Board of Directors or for special assignments. Board members are not reimbursed for expenses incurred in connection with attending meetings.  During the year ended December 31, 2012, except as set forth below, there were no arrangements that resulted in our making payments to any of our non-employee directors for any services provided to us by them as directors.

Name (a)	Stock Awards ($) (c)		Total ($) (h)
Jeffrey A. Devlin	$71,891	(1)	$71,891

Richard X. Seet		(2)		(2)

J. Robert LeShufy(3)	174,755	(4)	174,755

The Director Compensation Table above does not include Column (b) Fees earned or paid in cash, Column (d) Option awards, Column (e) Non-equity incentive plan compensation, Column (f) Nonqualified deferred compensation earnings and Column (g) All other compensation, as no such amounts are paid to directors during the year ended December 31, 2012.

(1)
In May 2012, we granted to Jeffrey A. Devlin 264,926 shares of restricted Common Stock.  The fair market value on the grant date was $1.40 per share. Pursuant to the terms of an Amended and Restated Restricted Stock Agreement, these shares vest in three equal annual installments ending in 2015.

(2)
In May 2012, Richard Seet was granted 1,165,253 shares of restricted Common Stock. The shares vest only as certain identifiable performance goals are achieved.  As a result, no compensation expense was recorded for the year ended December 31, 2012.  Mr. Seet served as an Executive Vice President of MOJO from October 1, 2012 through March 31, 2013 and earned a salary as an employee of MOJO for this brief period.

(3)	Mr. LeShufy resigned from the Board of Directors on January 12, 2013.

(4)
In January 2012, J. Robert LeShufy received 100,000 shares of restricted Common Stock.  The fair market value on the grant date was $130,000.  These shares are fully vested.  In May 2012, Mr. LeShufy was granted an additional 164,925 shares of restricted Common Stock.  The fair market value on the grant date was $1.40 per share.  Pursuant to the terms of an Amended and Restated Restricted Stock Agreement, these additional shares vest in three equal annual installments ending in 2015.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock known by us as of September 19, 2013 by:

·	each person or entity known by us to be the beneficial owner of more than 5% of our Common Stock;

·	each director;

·	each named executive officer; and

·	all directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our Common Stock owned by them, except to the extent such power may be shared with a spouse.

Name Of Owner	Number Of Shares Owned	Percentage Of Common Stock (1)
Glenn Simpson Chief Executive Officer, Chairman and Director	2,728,315(2)	23.3%

Jeffrey A. Devlin Director	264,926(3)	2.3%

Richard X. Seet Director and Former Executive Vice President	1,262,004(4)	10.8%

All Officers and Directors As a Group (3 persons)	4,255,245 (5)	36.4%

(1)
Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of September 19, 2013 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)
Includes 2,365,815 shares of restricted Common Stock, which shares vest in three equal installments on January 2, 2014, January 2, 2015 and June 30, 2015.  Does not include   the July 2013 grant of stock options to purchase 100,000 shares of Common Stock at an exercise price of  $2.07 per share granted pursuant to the Company’s 2012 Long-term Incentive Option Plan (the “2012 Plan”), which option becomes exercisable in July 2014.

(3)
Represents shares of restricted Common Stock, which shares vest in three equal installments on January 2, 2014, January 2, 2015 and June 30, 2015.  Does not include the July 2013 grant of stock options to purchase 11,000 shares of Common Stock at an exercise price of $2.07 per share granted pursuant to the 2012 Plan, which becomes exercisable in July 2014.

(4)
Includes 1,165,253 shares of restricted Common Stock, which shares vest upon achievement of performance goals.  Does not include the July 2013 grant of stock options to purchase 49,000 shares of Common Stock at a price of $2.07 per share granted pursuant to the 2012 Plan, which becomes exercisable in July 2014.

(5)
Includes 3,795,994 shares of non-vested restricted Common Stock, as described above.  Does not include the July 2013 grant of stock options to purchase 160,000 shares of Common Stock, as described above.

Securities Authorized For Issuance Under Equity Compensation Plans

As of December 31, 2012, there were no options outstanding, and no securities available for issuance, under any Company equity compensation plan.

On February 22, 2013, the 2012 Plan was adopted by the Board of Directors, subject to stockholder approval.  MOJO stockholders approved the 2012 Plan on March 29, 2013.  The 2012 Plan provides the Company with the ability to issue stock options, stock appreciation rights, restricted stock and/or other stock-based awards for up to an aggregate of 2,050,000 shares of Common Stock.  As of September 19, 2013, incentive stock options to purchase 210,000 shares of the Company’s Common Stock had been issued to directors and employees under the 2012 Plan.

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

In 2012, certain officers and directors of the Company advanced funds to the Company for payment of operating expenses.  On May 1, 2012, the Company issued a Note Payable to Mr. Simpson for $15,000 in connection with an advance. The note bore interest at a rate of 10% per annum, with a maturity date of September 15, 2013. On August 17, 2012, Mr. Seet was issued a Note Payable for $7,500, with an interest rate of 8% per annum, and a maturity date of September 15, 2013.  Mr. Simpson and Mr. Seet exchanged their notes payable for 3,750 and 1,875 shares of MOJO Preferred Stock, respectively.  The Preferred Stock subsequently converted into shares of the Company’s Common Stock.

On June 22, 2011, the Company issued 300,000, 82,000, 80,000, 22,333, and 3,333 restricted shares of its Common Stock valued at $1,050,000, $287,000, $280,000, $81,667 and $11,667, respectively, to Peter Scalise III, Scott Ferrari, Duncan Weir, Richard Hall, and Neil Rosenberg, respectively. The shares were issued as compensation for services rendered to the Company.  All of the shares were contributed back to the Company as consideration in connection with the Split-Off of SBSI and have been cancelled and returned to the Company’s authorized but unissued Common Stock.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to (and we do not) have our Board of Directors comprised of a majority of “Independent Directors.”

Our Board of Directors has considered the independence of its directors in reference to the definition of “independent director” established by the Nasdaq Marketplace Rule 5605(a)(2). In doing so, the Board of Directors has reviewed all commercial and other relationships of each director in making its determination as to the independence of its directors. After such review, the Board of Directors has determined that Mr. Devlin qualifies as independent under the requirements of the Nasdaq listing standards.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

On April 25, 2013, Friedman LLP (“Friedman”) was dismissed as the Company's independent registered public accounting firm. As of April 25, 2013, the Company engaged Liggett, Vogt & Webb, P.A. (“LVW”) as its new independent registered public accounting firm.

The aggregate fees billed to the Company for services rendered in connection with the years ended December 31, 2012 and 2011 are set forth in the table below:

Fee Category	2012	2011
Audit fees (1)	$24,500	$28,500
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$24,500	$28,500

(1)
Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.  For 2012, audit fees represent estimated fees billed from LVW and Friedman of $12,500 and $12,000, respectively.  For 2011, all audit fees were billed by Friedman.

(2)
Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice

We currently do not have an audit committee. However, our board of directors has approved the services described above.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

The consolidated financial statements of MOJO Organics, Inc. are listed on the Index to Financial Statements on this annual report on Form 10-K beginning on page F-1.

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description

2.1	2.1	Agreement and Plan of Merger by and among Specialty Beverage and Supplement, Inc., SBSI Acquisition Corp. and MOJO Ventures, Inc. dated May 13, 2011 (1)

2.2	2.1	Split-Off Agreement, dated as of October 27, 2011, by and among MOJO Ventures, Inc., SBSI Acquisition Corp., MOJO Organics, Inc., and the Buyers party thereto (2)

3.1	3.1	Certificate of Incorporation of MOJO Shopping, Inc., (3)

3.2	3.1	Amendment to Certificate of Incorporation of MOJO Ventures, Inc. (4)

3.3	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Ventures, Inc. (5)

3.4	3.4	Articles of Merger (1)

3.5	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Organics, Inc. (9)

3.6	3.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (11)

3.7	3.1	Amended and Restated Bylaws of MOJO Ventures, Inc. (6)

3.8	*	Amendment No. 1 to Amended and Restated Bylaws of MOJO Organics, Inc.

10.1	10.14	Membership Interest Purchase Agreement dated May 13, 2011 between Ivona Janieszewski and MOJO Ventures, Inc. (1)

10.2	10.1	2011 Equity Incentive Plan (7)

10.3	10.1	Agreement dated as June 7, 2011 by and between the Registrant and The Broadsmoore Group, LLC (8)

Exhibit No.	SEC Report Reference Number	Description

10.4	10.1	General Release Agreement dated as of October 27, 2011, by and among MOJO Ventures, Inc., SBSI Acquisition Corp., MOJO Organics, Inc., and the Buyers party thereto (2)

10.5	10.1	Form of Amended and Restated Restricted Stock Agreement (10)

10.6	*	2012 Long-Term Incentive Equity Plan

10.7	*	Form of Stock Option Agreement under the 2012 Long-Term Incentive Equity Plan

10.8	*	Form of Indemnification Agreement with officers and directors

10.9	10.1	Form of Promissory Note issued to OmniView Capital LLC and Paul Sweeney (11)

10.10	10.2	Advisor Agreement with OmniView Capital LLC (11)

10.11	10.3	Amended and Restated Securities Purchase Agreement (11)

10.12	10.4	Registration Rights Agreement (11)

10.13	10.5	Commitment letter executed by each of Glenn Simpson, Jeffrey Devlin and Richard Seet (11)

10.14	10.6	Amendment to Richard X. Seet Restricted Stock Agreement (11)

10.15	10.7	Letter Agreement relating to nominee right of OmniView Capital LLC (11)

10.16	10.1	Juice License Agreement between Chiquita Brands L.L.C. and MOJO Organics, Inc. dated as of August 15, 2012 (12)

10.17	*	Form of Subscription Agreement

10.18	*	Employment Agreement dated March 1, 2013 between MOJO Organics, Inc. and Glenn Simpson †

31.1/31.2	*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1/32.2	**	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	SEC Report Reference Number	Description

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Taxonomy Extension Schema

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase

101.LAB	***	XBRL Taxonomy Extension Label Linkbase

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase

† Management compensation contract or arrangement.
* Filed herewith.

** Furnished herewith.  This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

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

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the Securities and Exchange Commission (the “SEC”) on May 18, 2011

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on November 2, 2011

(3)	Incorporated by reference to the Registrant's Registration Statement on Form SB-2 as an exhibit, numbered as indicated above, filed with the SEC on December 19, 2007

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on May 4, 2011

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on January 4, 2012

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on October 31, 2011

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on August 12, 2011

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on June 8, 2011

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on April 2, 2013

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as an exhibit, numbered as indicated above, filed with the SEC on June 25, 2013

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on February 1, 2013

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A as an exhibit, numbered as indicated above, filed with the SEC on February 7, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOJO ORGANICS, INC.

Dated: September 23, 2013	By:	/s/Glenn Simpson
Glenn Simpson, Chief Executive Officer and Chairman (Principal Executive and Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Glenn Simpson	Director, Chief Executive Officer and Chairman (Principal Executive and Principal Financial and Accounting Officer)	September 23, 2013
Glenn Simpson

/s/Jeffrey A. Devlin	Director	September 23, 2013
Jeffrey A. Devlin

/s/Richard X. Seet	Director	September 23, 2013
Richard X. Seet

PART IV - FINANCIAL INFORMATION

 ITEM 15.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
MOJO Organics, Inc.

We have audited the accompanying consolidated balance sheet of MOJO Organics, Inc. (the “Company”) as of December 31, 2012, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has incurred substantial accumulated deficits and operating losses and will require additional financing in 2013 to meet its obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 3. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

	By:	/s/ Liggett, Vogt & Webb, P.A.

New York, NY
September 23, 2013

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

/s/ Friedman LLP
Marlton, New Jersey
April 30, 2012

MOJO ORGANICS, INC.
Consolidated Statements of Operations
 For the Years Ended December 31, 2012 and 2011

	2012	2011

Revenues	$-	$-

Cost of Revenues	-	-

Gross Profit	-	-

Operating Expenses
General and administrative	1,603,669	165,994
Total Operating Expenses	1,603,669	165,994

Loss from Continuing Operations	(1,603,669)	(165,994)

Discontinued Operations

Loss from discontinued operations	-	(5,656,954)

Loss Before Provision for Income Taxes	(1,603,669)	(5,822,948)

Provision for Income Taxes	-	-

Net Loss	$(1,603,669)	$(5,822,948)

Net loss from continuing operations per common share, basic and fully diluted	$(0.25)	$(0.03)

Net loss from discontinued operations per common share, basic and fully diluted	$(0.00)	$(1.15)

Net loss per common share, basic and fully diluted	$(0.25)	$(1.18)

Basic and diluted weighted average number of common shares outstanding	6,543,566	4,899,144

 The accompanying notes are an integral part of these consolidated financial statements.

  MOJO ORGANICS, INC.
Consolidated Balance Sheets

	December 31,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash	$1,379	$-

Inventory	22,820	-

Prepaid Expenses	5,807
Total Current Assets	30,006	-

Property and Equipment, net of accumulated depreciation	2,243

OTHER ASSETS
Security deposit	5,798	-

TOTAL ASSETS	$38,047	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$349,729	$165,994
Notes payable to related parties	187,500	$-
Total Current Liabilities	537,229	165,994

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000,000 shares authorized at $0.001 par value, 0 shares issued or outstanding	-	-
Common stock, 190,000,000 shares authorized at $0.001 par value, 8,551,265 and 3,862,035 shares issued and outstanding, respectively	8,551	3,862
Common stock subscription	-	(1,143)
Additional paid in capital	9,838,024	8,573,375
Accumulated deficit	(10,345,757)	(8,742,088)
Total Stockholders' deficit	(499,182)	(165,994)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$38,047	$-

The accompanying notes are an integral part of these consolidated financial statements.

MOJO ORGANICS, INC
Consolidated Statements of Stockholders' Deficit

				Additional
			Common Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Subscription	Capital	Deficit	Deficit
Balance, December 31, 2010	4,450,590	$4,451	$-	$119,274	$(2,919,140)	$(2,795,415)

Sale of common stock	4,623	5	-	45,195	-	45,200
Conversion of debt and interest to common stock	746,285	746	-	2,611,254	-	2,612,000
Common stock issued under stock incentive plan	777,026	777	-	2,711,045	-	2,711,822
Issuance of common stock for services rendered	100,000	100	-	419,900	-	420,000
Common stock per subscription agreement	114,286	114	(1,143)	1,029	-	-
Acquisition of common shares in connection with Split-Off	(2,330,775)	(2,331)	-	2,665,678	-	2,663,347
Net loss from discontinued operations	-	-	-	-	(5,656,954)	(5,656,954)
Net loss from continuing operations	-	-	-	-	(165,994)	(165,994)

Balance, December 31 , 2011	3,862,035	3,862	(1,143)	8,573,375	(8,742,088)	(165,994)

Issuance of common stock to Directors and Employees	4,553,516	4,553	-	1,108,428	-	1,112,981
Issuance of common stock for advisory services	250,000	250	-	157,250	-	157,500
Reversal of common stock subscription agreement	(114,286)	(114)	1,143	(1,029)	-	-
Net loss from continuing operations	-	-	-	-	(1,603,669)	(1,603,669)

Balance, December 31, 2012	8,551,265	$8,551	$-	$9,838,024	$(10,345,757)	$(499,182)

The accompanying notes are an integral part of these consolidated financial statements.

MOJO ORGANICS, INC
Consolidated Statements of Cash Flows
 For the Years Ended December 31 , 2012 and 2011

	2012	2011
Cash flows from operating activities:
Net loss	$(1,603,669)	$(5,822,948)
Loss from discontinued operations	-	(5,656,954)
Loss from continuing operations	(1,603,669)	(165,994)

Depreciation	544	-
Stock issued for compensation	1,112,981	-
Stock issued for advisory services	157,500	-

Changes in assets and liabilities:
Increase in security deposits	(5,798)	-
Increase in Inventory	(22,820)	-
Increase in prepaid expenses	(5,807)	-
Increase in accounts payable and accrued expenses	183,735	165,994
Net cash used in operating activities	(183,334)	-

Net cash used in investing activities:
Purchases of property and equipment	(2,787)	-

Net cash used in financing activities:
Proceeds from notes payable to related parties	187,500	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$1,379	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for the conversion of convertible debt	$-	$2,612,000
Common stock issued under stock incentive plan	$-	$2,711,822
Common stock issued for services rendered	$-	$420,000
Acquisition of common shares in connection with Split-Off	$-	$2,663,347

The accompanying notes are an integral part of these consolidated financial statements.

MOJO ORGANICS, INC.
Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Corporate Changes and History of Company
MOJO Organics, Inc. (the “Company”) was incorporated in the State of Delaware on August 2, 2007.

On May 13, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Specialty Beverage and Supplement, Inc., a privately held Nevada corporation (“SBSI”) and SBSI Acquisition Corp., a Nevada corporation and wholly-owned subsidiary of the Company (“Acquisition Sub”), pursuant to which SBSI merged with and into Acquisition Sub (the “Merger”) with the filing of the Articles of Merger with the Nevada Secretary of State on May 13, 2011. The Merger was accounted for as a reverse acquisition and recapitalization in which SBSI became the acquirer for accounting purposes and the Company became the issuer. The value of the Company’s common stock that was issued was the historical cost of the Company’s net tangible assets, which did not differ materially from their fair value.  As a result of the acquisition of SBSI through the reverse merger transaction, the board of directors approved a change in the Company’s fiscal year end from September 30 to December 31.

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

On May 13, 2011, simultaneously with the consummation of the Merger, in a separate transaction, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with its former Chief Executive Officer and sole director. Pursuant to the Purchase Agreement, the Company transferred all of its membership interests in MOJO Shopping, LLC, a wholly owned subsidiary of the Company, to the former Chief Executive Officer in exchange for the assumption of the Company’s  accounts payable  of approximately $200,000, the cancellation of 8,000,000 of the former Chief Executive Officer’s shares of the Company’s common stock, and the cancellation of indebtedness owed by the Company to the former Chief Executive Officer in the amount of $2,759.  Also, simultaneously with the consummation of the Merger, the Company cancelled an aggregate of 800,000 shares of the Company’s common stock held by two shareholders.

On October 27, 2011 the board of directors approved a split-off agreement with Acquisition Sub (“Split-Off”).  In the Split-Off, the Company assigned and transferred to Acquisition Sub all of the issued and outstanding shares of capital stock of SBSI in exchange for the surrender by certain stockholders to the Company for cancellation an aggregate to 2,330,775 shares of the Company’s common stock.

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

On December 27, 2011, the Company’s wholly owned operating subsidiary, MOJO Organics, Inc. changed its name to MOJO Organics Operating Company, Inc.

Line of Business
The Company engages in the production, distribution, and marketing of beverages.  The goal of the Company is to promote a Better-for-You lifestyle for children and adults through affordable natural and organic drinks. Towards its goal of Better-for-You products, the Company is debuting with CHIQUITA TROPICALSTM a 100% Fruit Juice, produced under license agreement with Chiquita Brands L.L.C. (“Chiquita”).

Basis of Presentation
For 2011, the accompanying consolidated financial statements include the accounts of the Company and its formerly wholly-owned subsidiaries, SBSI Acquisition Corp, Specialty Beverage and Supplement Inc. and Graphic Gorilla LLC. For 2012, the accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, MOJO Organics Operating Company, Inc. All significant inter-company accounts and transactions were eliminated in consolidation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
Cash equivalents include investment instruments, CD’s and time deposits purchased with a maturity of three months or less.

Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market. At December 31, 2012, inventories consisted entirely of raw materials.

Property and Equipment and Depreciation
Property and equipment are stated at cost.  Depreciation is computed using the straight line method over the estimated useful life of the Company’s assets.  Computer equipment is depreciated over a period of 3 -5 years.  Maintenance and repairs are charged to expense when incurred.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.

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

Tax returns for the years from 2009 to 2012 are subject to examination by tax authorities.

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

Fair value of financial instruments
The carrying amounts of financial instruments, which include accounts payable, accrued expenses and debt obligations approximate their fair values due to their short--term nature and/or variable interest rates. The Company’s debt obligations bear interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, the carrying values for these instruments approximate fair value.

The Company adopted ASC 820 which established a framework for measuring fair value and expands disclosure about fair value measurements.  ASC 820 defines fair value as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes the following three levels of inputs that may be used:

•	Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
•	Level 2 Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;
•	Level 3 Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2012 or 2011. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2012 or 2011.

New Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. For the year ended December 31, 2012, the Company incurred a net loss from continuing operations of $1,603,669.  At December 31, 2012, the Company had a working capital deficit of $507,223 and accumulated losses of $10,345,757 which includes accumulated losses from discontinued operations of $8,576,094. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – DISCONTINUED OPERATIONS

In connection with the Split-Off discussed in Note 1, the Company incurred a loss from discontinued operations of $5,656,954 for the year ended December 31, 2011.  There were no assets or liabilities from discontinued operations at December 31, 2011.

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

The reported provision for income tax differs from the amount computed by applying the statutory U.S. federal income tax rate of 34% to the loss before income tax as follows:

	Year Ended December 31,
	2012	2011
Income tax expense at statutory rate	$(166,300)	$(56,400)
Valuation allowance	166,300	56,400
Income tax expense	$-	$-

Net deferred tax assets consist of the following components:

	As of December 31,
	2012	2011
Net operating loss carryover	$(166,300)	$(56,400)
Valuation allowance	166,300	56,400
Net deferred tax asset	$-	$-

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a change of ownership as described in Section 382 of the Internal Revenue Code. A limitation under these provisions would reduce the amount of losses available to offset future taxable income of the Company. Management believes that at December 31, 2012, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $655,000 expiring through the year 2032 that may be used to offset future taxable income.

NOTE 6 –RELATED PARTY TRANSACTIONS

During the year ended December 31, 2012, various expenses of the Company, including advances for operating purposes, were paid for or made by officers and shareholders of the Company. As of December 31, 2012, amounts due to related parties totaled $187,500 in notes payable. The notes bear interest at rates varying between 8% and 10% and are due on September 15, 2013.  Interest expense of $5,603 was charged to operations for the year ended December 31, 2012.  At December 31, 2011, there were no loans due to or from related parties.

The notes contain a conversion feature which allows the holders, at their sole discretion, to convert some or all of the principal amount of their note outstanding into equity or debt securities issued by the Company in connection with any offering made by the Company during the period that the principal amount of the note is outstanding.  The conversion terms would be identical to the offering terms.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Split-Off Agreement
Under the terms of the Split-Off agreement, Acquisition Sub assumed liabilities for $72,500 in professional fees for which the Company may be liable in the event that Acquisition Sub does not satisfy its obligation.

Lease Commitment
The Company entered into an office service agreement for office space for a term of 12 months effective April 16, 2012.  The base monthly office fee under the agreement is $2,899. The lease was subsequently renewed for a second term ending April 2014.

Licensing Agreement
On August 15, 2012, the Company entered into a juice license agreement (“License Agreement”) with Chiquita. Pursuant to the License Agreement, Chiquita granted to the Company an exclusive license to use Chiquita’s marks in the manufacture, sale, promotion, marketing, advertising and distribution of certain fruit juice products in select containers in Connecticut, New Jersey and New York and a non-exclusive license for the other states. The term of the License Agreement is for seven years from the date the Company first invoices any customer for any of the products it sells under the License Agreement. Chiquita may terminate the License Agreement in certain situations including upon a breach of the conditions or provisions of the License Agreement by the Company, the failure by the Company to pay any royalties due to Chiquita under the License Agreement, the bankruptcy or insolvency of the Company or upon a change in majority ownership or control of the Company that is not approved by Chiquita. Additionally, if the Company fails to attain the minimum sales volume and/or minimum royalty payments required pursuant to the License Agreement in the exclusive territory for certain periods of time, Chiquita has the right to terminate the License Agreement by written notice.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Preferred stock

The Company has authorized 10,000,000 shares of Preferred Stock with a par value $0.001 (“Preferred Stock”).

Common stock

On April 28, 2011, the Company filed an amendment to its Certificate of Incorporation in Delaware to increase the number of its authorized shares from 100,000,000 shares to 200,000,000, consisting of 190,000,000 shares of common stock (“Common Stock”) and 10,000,000 shares of Preferred Stock, each having a par value of $0.001.

Stock Transactions during the year ended December 31, 2012

Restricted Stock Compensation
On February 17, 2012, the Company issued 100,000 shares of restricted Common stock to a director. The shares were valued at $1.30 per share.  On May 21, 2012, the Company issued an aggregate of 4,232,462 shares of restricted Common Stock to certain of its directors, executive officers and employees.  On July 25, 2012, an additional 221,055 shares were issued.  The shares will vest in three equal annual installments ending in 2015.  Unvested restricted shares are subject to forfeiture.  The Company records compensation expense over the vesting period based upon the fair market value on the date of grant for each share, adjusted for forfeitures.   In connection with the restricted stock issuances during the year ended December 31, 2012, the Company recorded compensation expense of $1,112,981.

Advisory Services
On November 28, 2012, the Company entered into an Advisor Agreement to provide strategic business advisory services and assist the Company in networking and capital formation. As compensation for these services, the Company agreed to the issuance of 500,000 shares of Common Stock of the Company, 50% of which was issuable upon execution of the agreement and 50% of which is issuable upon the six month anniversary of the execution of the Advisor Agreement.  The value of the stock issued in November was recorded in 2012, resulting in an expense of $157,500.  The advisory services agreement has since been terminated and therefore the remaining 250,000 shares have not been, and will not be, issued.

Stock Transactions during the year ended December 31, 2011

•	The Company converted debt and accrued interest of $2,612,000 into 746,285 shares of Common Stock.
•	Incentive stock options to purchase 777,026 shares of Common Stock under the 2011 Stock Incentive Plan (the “2011 Plan”) were granted. All options granted were exercised during 2011.
•	The Company sold 4,623 shares of Common Stock at an average price of $9.78 per share.
•	In exchange for services rendered, the Company issued 100,000 shares of Common Stock, valued at $420,000.
•	The Company entered into a subscription agreement to sell 114,286 shares of Common Stock at a price of $3.50 per share.

Stock Splits

In May 2011, the Company executed a 25-for-1 stock split of its Common Stock.  All share amounts in the accompanying financial statements have been restated to reflect this split.

On April 1, 2013, the Company effected a one-for-ten reverse stock split of the issued and outstanding shares of Common Stock. The number of authorized shares and the par value of the Common Stock were not changed.  The accompanying financial statements have been restated to reflect this reverse stock split.

Stock Incentive Plans

In May 2011, the Company adopted the 2011 Plan, a shareholder approved plan that provided for broad-based equity grants to employees, officers, directors, consultants, agents, advisors and independent contractors of the Company.  The 2011 Plan allowed for the granting of awards including options, stock appreciation rights, stock awards, restricted stock, performance based awards, cash-based awards or other incentive payable in cash or in shares of Common Stock.

The 2011 Plan provided for the granting of options to purchase up to 800,000 shares of common stock.  There were 777,026 options granted and exercised at an exercise price of $0.01 per share.  Options granted under the 2011 Plan had a 1-year term and could be incentive stock options or non-qualified stock options.  During the year ended December 31, 2011, the Company recognized $2,711,822 in compensation expense.  At December 31, 2012 and December 31, 2011, there were no options outstanding under the 2011 Plan.

Stock option plan activity for the year ended December 31, 2011 was as follows:

	Options	Average Exercise Price	Weighted Average Fair Value
Options outstanding at January 1, 2011	-
Options Granted	777,026		$3.50
Options Exercised	(777,026)	$0.01
Options outstanding at December 31, 2011	-

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

Year ended December 31, 2011
Per share common stock price	$3.50
Weighted average risk-free rate	0.18%
Average expected life in years	1.00
Expected dividends	None
Volatility	10.70%
Forfeiture rate	0.00%

NOTE 9 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the consolidated financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the consolidated financial statements as of December 31, 2012. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred through the date these consolidated financial statements were issued.

On January 12, 2013, the Company entered into an amended and restated securities purchase agreement for the offer and sale of its Series A Convertible Preferred Stock, par value $0.001 (“Series A Preferred Stock”) at a price of $4.00 per share    MOJO consummated four closings of the private sale of the Series A Preferred Stock, raising gross proceeds of $790,834, including $378,700 from the conversion of promissory notes. Each share of Series A Preferred Stock was convertible into a number of shares of our Common Stock determined by dividing $4.00 by the conversion price of $0.40.  As of September 19, 2013, all outstanding and issued Series A Preferred Stock had been converted into shares of Common Stock.  The Series A provisions include embedded anti-dilutive provisions that may meet the defined criteria of a derivative liability as described in Accounting Standards Codification 815 and therefore bifurcation may be required.

In March 2013, the Company’s stockholders approved the 2012 Long-Term Incentive Equity Plan, which provides the Company with the ability to issue stock options, stock appreciation rights, restricted stock and/or other stock-based awards for up to an aggregate of 2,050,000 shares of Common Stock.

On May 1, 2013, the Company commenced a private placement offering of up to 1,250,000 shares of its Common Stock, at a price of $0.40 per share pursuant to subscription agreements entered into with each investor.  As of June 18, 2013, the last date of the offering, 1,171,705 shares of Common Stock were sold, raising an aggregate of $468,682.