Form 10-Q
period 2013-03-31
Mojo Organics, Inc.
filed 2013-09-27
CIK 1414953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,703,481 shares of common stock as of September 25, 2013.

MOJO ORGANICS, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2013	December 31, 2012

ASSETS
CURRENT ASSETS:
Cash	$138,900	$1,379
Inventory	33,999	22,820
Supplier Deposits	134,470	-
Prepaid Expenses	4,280	5,807
Total Current Assets	311,649	30,006

PROPERTY AND EQUIPMENT, net of accumulated depreciation	3,497	2,243

OTHER ASSETS
Security deposits	5,798	5,798

TOTAL ASSETS	$320,944	$38,047

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$124,298	$349,729
Notes payable to related parties	-	187,500
Derivative liabilities - Preferred Stock	159,949	-
Total Current Liabilities	284,247	537,229

Commitments and Contingencies	-	-

Series A Preferred Stock, $0.001 par value, 197,708.5 and 0 shares issued and outstanding, respectively	790,834	-

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000,000 authorized at $0.001 par value	-	-
Common stock, 190,000,000 shares authorized at $0.001 par value, 8,551,265 shares issued and outstanding	8,551	8,551
Additional paid in capital	10,106,715	9,838,024
Accumulated deficit	(10,869,403)	(10,345,757)
Total Stockholders' Deficit	(754,137)	(499,182)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$320,944	$38,047

See accompanying notes to unaudited condensed consolidated financial statements.

MOJO ORGANICS, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues	$-	$-

Cost of Revenues	-	-

Gross Profit	-	-

Operating Expenses
General and administrative	520,502	224,005
Total Operating Expenses	520,502	224,005

Loss from operations	(520,502)	(224,005)

Other Expenses
Interest expense	1,658	-
Loss on change in fair value of derivative liabilities	1,486	-
Total Other Expenses	3,144	-

Loss Before Provision for Income Taxes	(523,646)	(224,005)

Provision for Income Taxes	-	-

Net Loss	$(523,646)	$(224,005)

Preferred stock dividend	$158,463	$-

Net Loss available to common stockholders	$(682,109)	$(224,005)

Net Loss available to common stockholders, basis and fully diluted	$(0.08)	$(0.06)

Basic and diluted weighted average number of common shares outstanding	8,551,265	3,909,278

See accompanying notes to unaudited condensed consolidated financial statements.

MOJO ORGANICS, INC.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2013 and 2012
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(523,646)	$(224,005)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	213	-
Deferred stock compensation	427,154	130,000
Loss on change in fair value of derivative liabilities	1,486	-

Changes in assets and liabilities:
Increase in inventory	(11,179)	-
Increase in supplier deposits	(134,470)	-
Decrease in prepaid expenses	1,527	-
Increase (decrease) in accounts payable and accrued expenses	(84,231)	79,005
Net cash used in operating activities	(323,146)	(15,000)

Net cash used in investing activities:
Purchases of property and equipment	(1,467)	-
Net cash used in investing activities	(1,467)	-

Net cash provided by financing activities:
Notes payable to related parties	50,000	15,000
Issuance of preferred stock	412,134	-
Net cash provided by financing activities	462,134	15,000

Net increase in cash and cash equivalents	137,521	-

Cash and cash equivalents at beginning of period	1,379	-

Cash and cash equivalents at end of period	$138,900	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$7,262	$-
Taxes paid	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock issued for the conversion of debt	$378,700	$-
Accrued compensation converted to notes payable to related parties	$141,200	$-

See accompanying notes to unaudited condensed consolidated financial statements.

MOJO ORGANICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Overview

Headquartered in Jersey City, New Jersey, MOJO Organics, Inc. (the “Company” or “MOJO”) is incorporated in Delaware.  The Company engages in product development, production, marketing and distribution of CHIQUITA TROPICALS™.  CHIQUITA TROPICALS™ are a 100% fruit juice, produced under license agreement from Chiquita Brands L.L.C. (“Chiquita”).   The mission of MOJO is to promote a better-for-you lifestyle for children and adults through affordable natural ingredient beverages and organic ingredient beverages.

Basis of Presentation

In 2012, the accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company accounts and transactions were eliminated in consolidation.  In 2013, the subsidiary is a voided entity with no assets of any value.

Interim Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q  and article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited interim condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in the Company’s opinion, reflect all adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2013 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2012 included in the Company’s Annual  Report on Form 10-K.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents include investment instruments, certificate of deposits and time deposits purchased with a maturity of three months or less.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.  Inventories consist entirely of raw materials.

Supplier Deposits

Supplier Deposits consist of prepaid inventory for which the Company has not yet taken delivery.

Property and Equipment and Depreciation

Property and equipment are stated at cost.  Depreciation is computed using the straight line method over the estimated lives of the respective assets.  Computer equipment is depreciated over a period of 3 to 5 years.  Maintenance and repairs are charged to expense when incurred.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.

Preferred Stock Classification

Preferred Stock issued by the Company which meets certain redemption or conversion features is classified as temporary or mezzanine capital in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) topic 480, “Distinguishing Liabilities from Equity.”

Net Loss Per Common Share

The Company computes per share amounts in accordance with ASC Topic 260, “Earnings per Share.”  ASC Topic 260 requires presentation of basic and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS is based on the weighted average number of shares of Common Stock and common stock equivalents outstanding during the periods. The conversion of Series A Preferred Stock was excluded from the computation of diluted shares outstanding for the three months ended March 31, 2013.  The losses for the period would have had an anti-dilutive impact on the Company’s net loss per common share.

Income Taxes

The Company provides for income taxes under ASC topic 740, “Income Taxes,” which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

ASC 740 also requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Tax returns for the years from 2009 to 2012 are subject to examination by tax authorities.

Stock-Based Compensation

ASC Topic 718, “Accounting for Stock-Based Compensation,” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights.

ASC Topic 718 requires employee compensation expense to be recorded using the fair value method. The Company accounts for employee stock based compensation in accordance with the provisions of ASC Topic 718. For non-employee options and warrants, the company uses the fair value method as prescribed in ASC Topic 718.

Derivative Instruments

The Company’s derivative liabilities are related to embedded conversion features issued in connection with the Series A Preferred Stock. For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in fair value recognized in earnings each reporting period. The Company uses the Black-Scholes model to value the derivative instruments at inception and subsequent valuation dates and the value is re-assessed at the end of each reporting period, in accordance with ASC Topic 815, “Derivatives and Hedging.” Derivative instrument liabilities are classified in the consolidated balance sheets as current or non-current based upon whether or not the net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Fair value of financial instruments

The carrying amounts of financial instruments, which include accounts payable, accrued expenses and debt obligations approximate their fair values due to their short-term nature and/or variable interest rates. The Company’s debt obligations bear interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, the carrying values for these instruments approximate fair value.

The Company adopted ASC Topic 820, "Fair Value Measurement," which established a framework for measuring fair value and expands disclosure about fair value measurements.  ASC 820 defines fair value as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes the following three levels of inputs that may be used:

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2012.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of March 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivative liabilities	$-	$-	$159,949	$159,949

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 derivative liabilities related to the Series A Preferred Stock for the period ended March 31, 2013.

Balance at beginning of period	$-
Recognition of embedded derivative liabilities	158,463
Change in fair value of derivative liabilities	1,486
Balance at end of period	$159,949

New Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. For the three months ended March 31, 2013, the Company incurred a net loss of $523,646.  At March 31, 2013, the Company had working capital of $27,402 and accumulated losses of $10,869,403, which includes accumulated losses from discontinued operations of $8,576,094. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 –SERIES A CONVERTIBLE PREFERRED STOCK

On January 12, 2013, the Company entered into an amended and restated securities purchase agreement for the offer and sale of its Series A Convertible Preferred Stock, par value $0.001 (“Series A Preferred Stock”) at a price of $4.00 per share.  In connection with the private sale of its Series A Preferred Stock, the Company raised gross proceeds of $790,834, including $378,700 from the conversion of promissory notes.  Each share of Series A Preferred Stock was convertible into 10 shares of the Company’s Common Stock determined by dividing $4.00 by the conversion price of $0.40.

The Series A Convertible Preferred Stock has been classified within the mezzanine section between liabilities and equity in its consolidated balance sheets in accordance with ASC Topic 480, "Distinguishing Liabilities from Equity" because, prior to the conversion of the preferred stock subsequent to March 31, 2013, any holder of Series A Convertible Preferred Stock may have required the Company to redeem the face value of the shares in the event of a triggering event which was outside of the control of the Company. As of March 31, 2013 and December 31, 2012, there were 197,708.5 and zero shares of Series A Preferred Stock issued and outstanding, respectively.

The Series A Preferred Stock includes embedded anti-dilutive provisions that meet the defined criteria of a derivative liability as described in ASC 815 and therefore require bifurcation.  These embedded derivatives include certain conversion features indexed to the Company's Common Stock. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related items at their fair values as of the date of issue and at fair value as of each subsequent balance sheet date.   Changes in the fair value are charged to income at the end of each reporting period.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company has authorized 190,000,000 shares of common stock with a par value of $0.001 (“Common Stock”) and 10,000,000 shares of preferred stock with a par value of $0.001 (“Preferred Stock”).

Common stock

On April 1, 2013, the Company effected a one-for-ten reverse stock split (“Reverse Split”) of the issued and outstanding shares of Common Stock.   The number of authorized shares and the par value of the Common Stock were not changed.  The accompanying financial statements have been restated to reflect the Reverse Split.

Restricted Stock Compensation

On February 17, 2012, the Company issued 100,000 shares of restricted Common stock to a director. These shares are fully vested. On May 21, 2012, the Company issued an aggregate of 4,232,462 shares of restricted Common Stock to certain of its directors, executive officers and employees. Of such shares, 6,624 shares were forfeited upon termination of services prior to meeting vesting conditions set forth in the relevant restricted stock agreement, 88,309 shares have vested and the remaining shares remain subject to forfeiture in accordance with the terms of a restricted stock agreement or amended and restated restricted stock agreements, as the case may be.  On July 25, 2012, an additional 221,053 shares were issued. These shares are subject to forfeiture in accordance with the terms of the advisor’s amended and restated restricted stock agreement covering such shares, none of which have vested. The Company records compensation expense over the vesting period based upon the fair market value on the date of grant for each share, adjusted for forfeitures.   In connection with the restricted stock issuances, compensation expense of $427,154 and $130,000 was recorded during the three months ended March 31, 2013 and 2012, respectively.

Stock Incentive Plans

In March 2013, the Company approved the 2012 Long-Term Incentive Equity Plan (the”2012 Plan”), which provides the Company with the ability to issue stock options, stock appreciation rights, restricted stock and/or other stock-based awards for up to an aggregate of 2,050,000 shares of Common Stock.  As of March 31, 2013, no awards were issued under the 2012 Plan.

Advisory Services

On November 28, 2012, the Company entered into an Advisor Agreement to provide strategic business advisory services and assist the Company in networking and capital formation. As compensation for these services, the Company agreed to the issuance of 500,000 shares of Common Stock of the Company, 50% of which was issuable upon execution of the agreement and 50% of which is issuable upon the six month anniversary of the execution of the Advisor Agreement.  Accordingly, the Company issued 250,000 shares of Common Stock in 2012.   The advisory services agreement has since been terminated and therefore the remaining 250,000 shares have not been, and will not be, issued.

NOTE 6 –RELATED PARTY TRANSACTIONS

During 2012, various expenses of the Company, including advances for operating purposes, had been paid for or made by officers and shareholders of the Company. At December 31, 2012, amounts due to related parties totaled $187,500 in notes payable. The notes bore interest at rates varying between 8% and 10% and were due on September 15, 2013. The notes contain a conversion feature which allows the holders, at their sole discretion, to convert some or all of the principal amount of their note outstanding into equity or debt securities issued by the Company in connection with any offering made by the Company during the period that the principal amount of the note is outstanding. The conversion terms would be identical to the offering terms.

In January 2013, the Company received an additional advance of $50,000.   On January 31, 2013, the balance of notes outstanding of $237,500 was converted into 59,375 shares of Series A Preferred Stock.  Accrued interest of $7,262 was paid to the holders of the notes.

In March 2013, the officers of the Company converted salary amounts due to them of $141,200 into notes.  The notes were then converted into 35,300 shares of Series A Preferred Stock.  As a result of the conversions, there were no amounts due to related parties at March 31, 2013.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company entered into an office service agreement for office space for a term of 12 months effective April 16, 2012.  The base monthly office fee under the agreement is $2,899.  The lease was subsequently renewed for a period of one year.

 License Agreement

On August 15, 2012, the Company entered into a license agreement (“License Agreement”) with Chiquita for the use of Chiquita’s marks in the manufacture, sale, promotion, marketing, advertising and distribution of certain fruit juice products in select containers.  The License Agreement grants the Company an exclusive license in New York, New Jersey and Connecticut and a non-exclusive license for the other states in the United States.  The Company will pay Chiquita royalties for products sold under the License Agreement.

The term of the License Agreement is for seven years from July 2013, (the date that the Company first invoiced customers for products sold under the License Agreement), subject to the Company meeting certain minimum sales volume and/or minimum royalty payments.  Termination of the License Agreement would have a material and adverse impact on MOJO’s business.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, "Subsequent Events," the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the consolidated financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the consolidated financial statements as of March 31, 2013. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred through the date these consolidated financial statements were issued.

On April 1, 2013, the Company effected a one-for-ten reverse stock split of the issued and outstanding shares of its Common Stock.   The number of authorized shares and the par value of the Common Stock were not changed.  The accompanying financial statements have been restated to reflect this reverse stock split.

 On May 1, 2013, the Company commenced a private placement offering of up to 1,250,000 shares of its Common Stock, at a price of $0.40 per share pursuant to subscription agreements entered into with each investor.  As of June 18, 2013, the last date of the offering, 1,171,705 shares of Common Stock were sold, raising an aggregate of $468,574.

As of July 11, 2013, all of the Company’s Series A Preferred Stock had been converted into 1,977,085 shares of the Company’s Common Stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes a number of forward looking statements that reflect the Company’s current views with respect to future events and financial performance. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward looking statements, which apply only as of the date of this quarterly report. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or the Company’s predictions.

COMPANY OVERVIEW

Headquartered in Jersey City, New Jersey, the Company engages in product development, production, marketing and distribution of CHIQUITA TROPICALS™.  CHIQUITA TROPICALS™ are a 100% fruit juice produced under license agreement from Chiquita Brands L.L.C.   The mission of MOJO is to promote a better-for-you lifestyle for children and adults through affordable natural ingredient beverages and organic ingredient beverages.

Current Operations

CHIQUITA TROPICALSTM 100% fruit juices first became commercially available on a limited basis in the New York tri-state area in late July 2013.  The Company’s initial commercial product launch included Banana Strawberry and Mango flavors, and subsequently sold out.  The Company has since launched its Passion Fruit and Pineapple flavors. The Company sources its ingredients from third parties on a contract basis.  The Company also contracts with third parties to produce, package and distribute the CHIQUITA TROPICALSTM products.

Company History and Development

The Company was incorporated in the State of Delaware on August 2, 2007.  In October 2011, the Company transferred its specialty beverage subsidiary and related assets to certain of its stockholders in exchange for their surrender to the Company of shares of outstanding common stock owned by them (the “Split Off”).  The Split Off was effected in order to enable the Company to focus on marketing and branding opportunities available to it in the natural and organic beverage markets.  On December 28, 2011, the Company changed its name from “Mojo Ventures, Inc.” to “Mojo Organics, Inc.” to better reflect its focus on the natural and organic beverage markets.

During the period following the Split Off until the Company’s initial commercial product launch in late July 2013, the Company devoted its time and resources to positioning itself to enter and compete in the natural and organic beverage markets.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 and March 31, 2012

Revenues

The Company did not generate revenue for the three months ended March 31, 2013 and 2012.  Sales of the Company’s products began in late July 2013.

Total operating expenses

For the three months ended March 31, 2013 and 2012, total operating expenses were $520,502 and $224,005, respectively. This increase of $296,497 is attributable to an increase of $297,154 in compensation expense incurred in connection with the 2012 issuance of shares of restricted Common Stock and recorded in accordance with the vesting of such shares.  The balance of the increase in operating expenses from 2013 to 2012 is comprised of salaries, rent and expenses incurred by the Company in preparation for the initial commercial product launch of CHIQUITA TROPICALSTM , offset by an adjustment to legal fees of $125,000.

Net Loss

For the three months ended March 31, 2013 and 2012, net losses were $523,646 and $224,005, respectively.  The increase of $299,641 is a result of the increase in operating expenses from 2013 over 2012, as previously discussed.

The Company’s accumulated deficit as of March 31, 2013 was $10,869,403, which includes accumulated losses from discontinued operations of $8,576,094.

Liquidity and Capital Resources

As of March 31, 2013, the cash balance was $138,900, an increase of $137,521 over the December 31, 2012 balance of $1,379.  The Company received cash proceeds from the sale of its Series A Preferred Stock of $412,134 during the three months ended March 31, 2013.  The Company utilized $145,649 for the purchase of supplier deposits and inventory. The balance of the proceeds, net of the increase to the cash balance, was used to pay expenses of the Company.

Working Capital Needs

At the current level of operations, there is insufficient cash to meet the expenses of the Company for the next six months.  The Company expects that it will need to obtain additional capital in order to maintain public company regulatory requirements and execute its business plan, build its operations and become profitable.

The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. MOJO may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, MOJO may be unable to implement its current plans which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

 OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of March 31, 2013.

GOING CONCERN

MOJO’s financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. MOJO has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow MOJO to continue as a going concern. The Company’s auditors have indicated that its ability to continue as a going concern is dependent on its obtaining adequate capital to fund operating losses until the Company becomes profitable. If MOJO is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management, significant shareholders and third parties through the sale of equity and/or debt financing sufficient to meet its minimal operating expenses. However management cannot provide any assurances that will be successful in accomplishing any of these plans.

The Company’s ability to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if MOJO is unable to continue as a going concern.

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

Under the supervision and with the participation of the Company’s senior management, consisting of Glenn Simpson, the Company’s principal executive and financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, the Company’s principal executive and financial officer concluded, as of the Evaluation Date, that the Company’s disclosure controls and procedures were effective.

In its most recent Form 10-K, management reported that its disclosure controls and procedures were not effective as of December 31, 2012 based on two identified deficiencies that, in Management’s view, could possibly be viewed as a material weakness in the Company’s internal control over financial reporting.  During the quarter ended March 31, 2013, the Company hired a controller with accounting and audit experience, as well as experience preparing SEC filings, who has previously worked as a Certified Public Accountant (“CPA”).  This has enabled the Company to effectively segregate duties, remedying one of the previously identified deficiencies.

As previously reported, the Company does not have an audit committee and is not currently obligated to have one. Although it remains management’s view that such a committee is an important internal control over financial reporting, management does not believe that the lack of an audit committee could result in a material misstatement in the Company’s financial statements in the near future.  Accordingly, management has concluded that this deficiency alone does not constitute a material weakness in the Company’s internal control over financial reporting, and has considered the foregoing in its determination that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Controls over Financial Reporting

As discussed above, during the period covered by this report, the Company hired a controller with accounting and audit experience, as well as experience preparing SEC filings, who has previously worked as a CPA, which has enabled the Company to effectively segregate duties and has improved the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 12, 2013, the Company entered into an Amended and Restated Securities Purchase Agreement for the offer and sale of Series A Convertible Preferred Stock at a price of $4.00 per share of Preferred Stock.  On January 31, 2013, the Company consummated an initial closing of the private sale of Preferred Stock, raising gross proceeds of $372,500, including $237,500 from the conversion of promissory notes.  The Company consummated three additional closings on March 13, March 22 and March 29, raising a total of $790,834 (including the initial closing), including a total of $378,700 through the conversion of debt.  Each share of Preferred Stock was convertible, at the holder’s option or, under certain circumstances, mandatorily by the Company, into a number of shares of the Company’s Common Stock determined by dividing $4.00 by the conversion price (which, after accounting for the Reverse Split described in Note 5 to the Condensed Consolidated Financial Statements, was $0.40).  All outstanding and issued shares of Preferred Stock were converted into shares of Common Stock on or before July 11, 2013.  The shares of Preferred Stock were sold under Section 4(2) of the Securities Act on a private placement basis to accredited investors.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

The following Exhibits are being filed with this Quarterly Report on Form 10-Q:

Exhibit No.		Description
3.1		Certificate of Amendment to Certificate of Incorporation of Mojo Organics, Inc. (1)
3.2		Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (2)
10.1		Amended and Restated Securities Purchase Agreement (2)
10.2		Registration Rights Agreement (2)
10.3		Commitment letter executed by each of Glenn Simpson, Jeffrey Devlin and Richard Seet (2)
10.4		Amendment to Richard X. Seet Restricted Stock Agreement (2)
10.5		Letter Agreement relating to nominee right of OmniView Capital LLC (2)
10.6		Employment Agreement dated March 1, 2013 between Mojo Organics, Inc. and Glenn Simpson (3)
10.7		2012 Long-Term Incentive Equity Plan (3)
10.8		Form of Stock Option Agreement under the 2012 Long-Term Incentive Equity Plan (3)
31.1/31.2	*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1/32.2	*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase
101.LAB	**	XBRL Taxonomy Extension Label Linkbase
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase

* Furnished herewith.  This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

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

(1)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K filed on April 2, 2013 and incorporated herein by reference.

(2)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K filed on February 1, 2013 and incorporated herein by reference.

(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOJO ORGANICS, INC.

Dated: September 26, 2013	By:	/s/Glenn Simpson
Glenn Simpson, Chief Executive Officer and Chairman (Principal Executive and Principal Financial and Accounting Officer)