Form 10-Q
period 2013-06-30
Mojo Organics, Inc.
filed 2013-10-01
CIK 1414953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

☐	Large accelerated filer Accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☒	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒  No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,721,385 shares of common stock as of September 30, 2013.

MOJO ORGANICS, INC.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$164,483	$1,379
Inventory	212,686	22,820
Supplier deposits	250,792	-
Prepaid expenses	33,805	5,807
Total Current Assets	661,766	30,006

PROPERTY AND EQUIPMENT, net of accumulated depreciation	6,141	2,243

OTHER ASSETS
Security deposit	5,798	5,798

TOTAL ASSETS	$673,705	$38,047

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$142,274	$349,729
Notes payable to related parties	-	187,500
Derivative liabilities - Preferred Stock	34,185	-
Total Current Liabilities	176,459	537,229

Commitments and Contingencies

Series A Preferred Stock, $0.001 par value, 40,000 and 0 shares issued and outstanding, respectively	160,000	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 10,000,000 shares authorized at $0.001 par value	-	-
Common stock, 190,000,000 shares authorized at $0.001 par value, 11,293,481 and 8,551,265 shares issued and outstanding, respectively	11,293	8,551
Additional paid in capital	11,756,870	9,838,024
Accumulated deficit	(11,430,917)	(10,345,757)
Total Stockholders' equity (deficit)	337,246	(499,182)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$673,705	$38,047

See accompanying notes to unaudited condensed consolidated financial statements.

MOJO ORGANICS, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012

Revenues	$-	$-	$-	$-

Cost of Revenues	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses
General and administrative	561,051	176,370	1,081,553	400,375
Total Operating Expenses	561,051	176,370	1,081,553	400,375

Loss from Operations	(561,051)	(176,370)	(1,081,553)	(400,375)

Other Expenses
Interest expense	-	-	1,658	-
Loss on change in fair value of derivative liabilities	463	-	1,949	-
Total Other Expenses	463	-	3,607	-

Loss Before Provision for Income Taxes	(561,514)	(176,370)	(1,085,160)	(400,375)

Provision for Income Taxes	-	-	-	-

Net Loss	$(561,514)	$(176,370)	$(1,085,160)	$(400,375)

Preferred stock dividend	-	-	158,463	-

Net Loss available to common stockholders	(561,514)	(176,370)	(1,243,623)	(400,375)

Net loss available to common stockholders, basic and fully diluted	$(0.06)	$(0.04)	$(0.14)	$(0.09)

Basic and diluted weighted average number of common shares outstanding	9,462,020	4,311,581	9,006,642	4,285,207

See accompanying notes to unaudited condensed consolidated financial statements.

MOJO ORGANICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(1,085,160)	$(400,375)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	460	74
Deferred stock compensation	854,308	281,007
Loss on change in fair value of derivative liabilities	1,949	-

Changes in assets and liabilities:
Increase in inventory	(189,866)
Increase in supplier deposits	(250,792)	-
Increase in prepaid expenses	(27,998)	-
Increase in security deposits	-	(5,798)
Increase (decrease) in accounts payable and accrued expenses	(46,254)	69,497
Net cash used in operating activities	(743,353)	(55,595)

Net cash from investing activities:
Purchases of property and equipment	(4,358)	(2,854)
Net cash used in investing activities	(4,358)	(2,854)

Net cash from financing activities:
Notes payable to related parties	50,000	60,000
Issuance of preferred stock	412,134	-
Issuance of common stock	448,681	-
Net cash provided by financing activities	910,815	60,000

Net increase in cash and cash equivalents	163,104	1,551

Cash and cash equivalents at beginning of period	1,379	-

Cash and cash equivalents at end of period	$164,483	$1,551

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$7,262	$-
Taxes paid	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock issued for the conversion of debt	$378,700
Accrued compensation converted to notes payable to related parties	$161,200

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

Basis of Presentation

In 2012, the accompanying condensed consolidated financial statements include the accounts of the Company and MOJO Organics Operating Company, Inc., its wholly owned subsidiary ("MOJO Operating"). All significant inter-company accounts and transactions were eliminated in consolidation.

In 2013, the Company determined that the assets assigned to MOJO Operating, including the Dispensing Cap and Pinch, had no economic value. Further, MOJO Operating has been dormant subsequent to the 2011 split off transaction and was deemed to be a voided entity for regulatory purposes. MOJO Operating will no longer be considered an entity under the Company's control for consolidation purposes.

Interim Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q  and article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited interim condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in the Company’s opinion, reflect all adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the six months ended June 30, 2013 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2012 included in the Company’s Annual  Report on Form 10-K.

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

Net Loss Per Common Share

The Company computes per share amounts in accordance with ASC Topic 260, “Earnings per Share.”  ASC Topic 260 requires presentation of basic and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS is based on the weighted average number of shares of Common Stock and common stock equivalents outstanding during the periods. The conversion of Series A Preferred Stock was excluded from the computation of diluted shares outstanding for the three months and six months ended June 30, 2013.  The losses for the periods would have had an anti-dilutive impact on the Company’s net loss per common share.

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of June 30, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivative liabilities	$-	$-	$34,185	$34,185

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 derivative liabilities related to the Series A Preferred Stock for the quarter ended June 30, 2013.

Balance, January 1, 2013	$-
Recognition of embedded derivative liabilities	158,463
Reclassification of liability upon conversion of notes	(126,227)
Change in fair value of derivative liabilities	1,949
Balance, June 30, 2013	$34,185

New Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. For the six months ended June 30, 2013, the Company incurred a net loss of $1,085,160.  At June 30, 2013, the Company had working capital of $485,307 and accumulated losses of $11,430,917, which includes accumulated losses from discontinued operations of $8,576,094. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 -- INVENTORY

As of June 30, 2013, inventory consisted of finished goods of $117,816 and raw materials of $94,870.  At December 31, 2012, the inventory balance of $22,820 consisted of raw materials.

NOTE 5 – SERIES A CONVERTIBLE PREFERRED STOCK

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

During the quarter ended June 30, 2013, a total of 157,708.5 shares of the Series A Preferred Stock had been converted into 1,577,085 shares of Common Stock. As of June 30, 2013 and December 31, 2012, there were 40,000 and zero shares of Series A Preferred Stock issued and outstanding, respectively

The Series A Convertible Preferred Stock has been classified within the mezzanine section between liabilities and equity in its consolidated balance sheets in accordance with ASC Topic 480, "Distinguishing Liabilities from Equity" because, prior to the conversion of the preferred stock subsequent to June 30, 2013, any holder of Series A Convertible Preferred Stock may have required the Company to redeem the face value of the shares in the event of a triggering event which was outside of the control of the Company.

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

NOTE 6 – STOCKHOLDERS’ EQUITY

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

On May 1, 2013, the Company commenced a private placement offering of up to 1,250,000 shares of its Common Stock (“Private Placement”), at a price of $0.40 per share pursuant to subscription agreements entered into with each investor.  As of June 18, 2013, the last date of the offering, 1,171,705 shares of Common Stock were sold, raising an aggregate of $468,574, which amount includes $20,000 of  notes outstanding.

As discussed in Note 5, the Company issued 1,577,085 shares of Common Stock during the quarter ended June 30, 2013. This represented the conversion of 157,708.5 shares of Series A Preferred Stock.

Restricted Stock Compensation

On February 17, 2012, the Company issued 100,000 shares of restricted Common stock to a director. These shares are fully vested. On May 21, 2012, the Company issued an aggregate of 4,232,462 shares of restricted Common Stock to certain of its directors, executive officers and employees. Of such shares, 6,624 shares were forfeited upon termination of services prior to meeting vesting conditions set forth in the relevant restricted stock agreement, 88,309 shares have vested and the remaining shares remain subject to forfeiture in accordance with the terms of a restricted stock agreement or amended and restated restricted stock agreements, as the case may be.  On July 25, 2012, an additional 221,053 shares were issued. These shares are subject to forfeiture in accordance with the terms of the advisor’s amended and restated restricted stock agreement covering such shares, none of which have vested. The Company records compensation expense over the vesting period based upon the fair market value on the date of grant for each share, adjusted for forfeitures.   In connection with the restricted stock issuances, compensation expense of $854,308 and $281,007 was recorded during the six months ended June 30, 2013 and 2012, respectively.

Stock Incentive Plans

In March 2013, the Company approved the 2012 Long-Term Incentive Equity Plan (the”2012 Plan”), which provides the Company with the ability to issue stock options, stock appreciation rights, restricted stock and/or other stock-based awards for up to an aggregate of 2,050,000 shares of Common Stock.  As of June 30, 2013, no awards were issued under the 2012 Plan.

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

NOTE 7 –RELATED PARTY TRANSACTIONS

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

In March 2013, the officers of the Company converted salary amounts due to them of $141,200 into notes.  The notes were then converted into 35,300 shares of Series A Preferred Stock.  As a result of the conversions, there were no amounts due to related parties at June 30, 2013.

During May 2013, salary owed to an officer of the Company was converted into a $20,000 promissory note.  The note was subsequently converted into 50,000 shares of Common Stock as part of the Private Placement.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, "Subsequent Events," the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the consolidated financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the consolidated financial statements as of June 30, 2013. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred through the date these consolidated financial statements were issued.

On July 11, 2013, the remaining outstanding 40,000 shares of Series A Preferred Stock were converted into 400,000 shares of the Company’s Common Stock.

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

COMPANY OVERVIEW

Headquartered in Jersey City, New Jersey, the Company engages in product development, production, marketing and distribution of CHIQUITA TROPICALS™.  CHIQUITA TROPICALS™ are a 100% fruit juice produced under license agreement from Chiquita Brands L.L.C. The mission of MOJO is to promote a better-for-you lifestyle for everyone with affordable natural ingredient beverages and organic ingredient beverages.

The CHIQUITA TROPICALS™ label tells the story of our juice with easy to read  icons: zero added sugar, no preservatives, naturally low sodium, vegan, naturally gluten free, non-genetically modified and kosher. Such attributes are what consumers want today in a beverage. Because of the way we bottle our juice, it does not require refrigeration before opening.

We believe in safe and sustainable corporate practices. We are proud to use Rainforest Alliance Certified fruits, which help the farmers and their families while being environmentally, socially and economically sustainable.

Current Operations

CHIQUITA TROPICALSTM 100% fruit juices first became commercially available  in the New York tri-state area in late July 2013.  The initial commercial product launch of Banana Strawberry and Mango flavors sold out in July.  The Company followed up its initial launch by tripling production and adding two additional flavors: Passion Fruit and Pineapple. The Company sources its ingredients from third parties, and contracts with third parties to produce, package and distribute the CHIQUITA TROPICALSTM products.

The Company has entered into agreements with distributors, resulting in the placement of CHIQUITA TROPICALSTM in hundreds of retail outlets.  In addition, the MOJO began selling its products on Amazon.com in August 2013.

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

RESULTS OF OPERATIONS

Three Months and Six Months Ended June 30, 2013 and June 30, 2012

Revenues

The Company did not generate revenue for the three months and six months ended June 30, 2013 and 2012.  Sales of the Company’s products began in late July 2013.

Total operating expenses

For the three months ended June 30, 2013 and 2012, total operating expenses were $561,051and $176,370, respectively. This increase of $384,681 is primarily attributable to an increase of $297,147 in compensation expense incurred in connection with the 2012 issuance of shares of restricted Common Stock.  During 2012, the vesting of the restricted shares was for a shorter period of time, as the majority of the share issuance occurred in May 2012.  During 2013, the vesting took place during the entire period, resulting in a greater charge to operations.  The balance of the increase in operating expenses from 2012 to 2013 is comprised of salaries, rent and expenses incurred by the Company in preparation for the initial commercial product launch of CHIQUITA TROPICALSTM.

For the six months ended June 30, 2013 and 2012, total operating expenses increased from $400,375 in 2012 to $1,081,553 in 2013.  The compensation expense incurred in connection with the 2012 issuance of shares of restricted Common Stock (discussed above) accounted for $573,301 of the total increase of $681,178.  The balance of the increase is attributable to salaries, rent and expenses related to the launch of CHIQUITA TROPICALSTM.

Net Loss

For the three months ended June 30, 2013 and 2012, net losses were $561,514 and $176,370, respectively.  The increase of $385,144 is a result of the increase in operating expenses from 2013 over 2012, as previously discussed.  For the six months ended June 30, 2013 and 2012, net losses were $1,085,160 and $400,375, respectively.  This increase of  $684,785 is due to the corresponding increase in operating expenses for the respective periods.

The Company’s accumulated deficit as of June 30, 2013 was $11,430,917, which includes accumulated losses from discontinued operations of $8,576,094.

Liquidity and Capital Resources

As of June 30, 2013, the cash balance was $164,483, an increase of $163,104 over the December 31, 2012 balance of $1,379.  The Company received cash proceeds from the sale of its Series A Preferred Stock of $412,134 during the six months ended June 30, 2013.  In addition, cash proceeds of $448,682 were realized as a result of the Company’s private placement offering in May and June 2013.  The aggregate amount realized from these two offerings was $860,716.  The Company utilized $440,658 for the purchase of raw materials and production related costs incurred in connection with the completion of its first production run in June 2013.  The balance of the proceeds, net of the increase to the cash balance, were used to pay expenses of the Company.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of June 30, 2013.

GOING CONCERN

The Company’s financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company’s auditors have indicated that its ability to continue as a going concern is dependent on its obtaining adequate capital to fund operating losses until the Company becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company from third parties through the sale of equity and/or debt financing sufficient to meet its minimal operating expenses. However management cannot provide any assurances that will be successful in accomplishing any of these plans.

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

None.

ITEM 1A.  RISK FACTORS

Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 30, 2013 and June 18, 2013, the Company sold 921,185 and 250,520 shares of Common Stock, respectively, at a price of $0.40 per share pursuant to a subscription agreement entered into with each investor in the offering, for gross proceeds of $468,574. The shares of Common Stock were sold under Section 4(2) of the Securities Act on a private placement basis to accredited investors.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

The following Exhibits are being filed with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
10.1	Form of Subscription Agreement (1)
31.1/31.2*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1/32.2*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOJO ORGANICS, INC.

Dated: October 1, 2013	By:	/s/Glenn Simpson
Glenn Simpson, Chief Executive Officer and Chairman (Principal Executive and Principal Financial and Accounting Officer)