Form 10-Q
period 2013-09-30
Mojo Organics, Inc.
filed 2013-10-09
CIK 1414953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,148,589 shares of common stock as of October 7, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

MOJO ORGANICS, INC.
Condensed Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2013	2012
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$46,256	$1,379
Accounts Receivable	30,332	-
Inventory	247,163	22,820
Supplier deposits	99,992	-
Prepaid expenses	26,835	5,807
Total Current Assets	450,578	30,006

PROPERTY AND EQUIPMENT, net of accumulated depreciation	4,882	2,243

OTHER ASSETS
Security deposit	5,798	5,798

TOTAL ASSETS	$461,258	$38,047

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$105,363	$349,729
Notes payable to related parties	-	187,500
Total Current Liabilities	105,363	537,229

Commitments and Contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 10,000,000 shares authorized at $0.001 par value	-	-
Common stock, 190,000,000 shares authorized at $0.001 par value, 11,731,385 and 8,551,265 shares issued and outstanding, respectively	11,731	8,551
Additional paid in capital	12,487,029	9,838,024
Accumulated deficit	(12,142,865)	(10,345,757)
Total Stockholders' equity (deficit)	355,895	(499,182)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$461,258	$38,047

 See accompanying notes to unaudited condensed consolidated financial statements.

MOJO ORGANICS, INC.
 Condensed Consolidated Statements of Operations
 (unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012

Revenues	$186,391	$-	$186,391	$-

Cost of Revenues	166,664	-	166,664	-

Gross Profit	19,727	-	19,727	-

Operating Expenses
General and administrative	731,675	417,707	1,813,228	818,082
Total Operating Expenses	731,675	417,707	1,813,228	818,082

Loss from Operations	(711,948)	(417,707)	(1,793,501)	(818,082)

Other Expenses
Interest expense	-	-	1,658	-
Loss on change in fair value of derivative liabilities	-	-	1,949	-
Total Other Expenses	-	-	3,607	-

Loss Before Provision for Income Taxes	(711,948)	(417,707)	(1,797,108)	(818,082)

Provision for Income Taxes	-	-	-	-

Net Loss	$(711,948)	$(417,707)	$(1,797,108)	$(818,082)

Preferred stock dividend	-	-	158,463	-

Net Loss available to common stockholders	$(711,948)	$(417,707)	$(1,955,571)	$(818,082)

Net loss available to common stockholders, basic and fully diluted	$(0.06)	$(0.05)	$(0.19)	$(0.14)

Basic and diluted weighted average number of common shares outstanding	11,654,360	8,242,965	10,141,011	5,923,281

 See accompanying notes to unaudited condensed consolidated financial statements.

MOJO ORGANICS, INC.
 Condensed Consolidated Statements of Cash Flows
 (unaudited)

	Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(1,797,108)	$(818,082)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,029	224
Share-based compensation	1,306,820	685,827
Stock issued for compensation and consulting services	59,900
Loss on change in fair value of derivative liabilities	1,949	-

Changes in assets and liabilities:
Increase in accounts receivable	(30,332)
Increase in inventory	(224,343)	-
Increase in supplier deposits	(99,992)	-
Increase in prepaid expenses	(21,028)	-
Increase in security deposits	-	(5,798)
Increase (decrease) in accounts payable and accrued expenses	(59,597)	73,718
Net cash used in operating activities	(862,702)	(64,111)

Net cash from investing activities:
Purchases of property and equipment	(3,236)	(2,854)
Net cash used in investing activities	(3,236)	(2,854)

Net cash from financing activities:
Notes payable to related parties	50,000	67,500
Issuance of preferred stock	412,134	-
Issuance of common stock	448,681	-
Net cash provided by financing activities	910,815	67,500

Net increase in cash and cash equivalents	44,877	535

Cash and cash equivalents at beginning of period	1,379	-

Cash and cash equivalents at end of period	$46,256	$535

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$7,262	$-
Taxes paid	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock issued for the conversion of notes payable to related parties	$378,700	$-
Accrued compensation converted to notes payable to related parties	$196,200	$-
Common stock issued for the conversion of notes payable to related parties	$55,000	$-

 See accompanying notes to unaudited condensed consolidated financial statements.

MOJO ORGANICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Overview

Headquartered in Jersey City, New Jersey, MOJO Organics, Inc. (the “Company” or “MOJO”) is incorporated in Delaware.  The Company engages in product development, production, marketing and distribution of CHIQUITA TROPICALS™.  CHIQUITA TROPICALS™ are a 100% fruit juice, produced under license agreement from Chiquita Brands L.L.C. (“Chiquita”).   The mission of MOJO is to promote a better-for-you lifestyle for everyone through affordable natural ingredient beverages and organic ingredient beverages.

Basis of Presentation

In 2012, the accompanying condensed consolidated financial statements include the accounts of the Company and MOJO Organics Operating Company, Inc., its wholly owned subsidiary ("MOJO Operating"). All significant inter-company accounts and transactions were eliminated in consolidation.

In 2013, the Company determined that the assets assigned to MOJO Operating, including the Dispensing Cap technology and Pinch sweetener, had no economic value. Further, MOJO Operating has been dormant subsequent to the 2011 split off transaction, through which MOJO sold a portion of its business to certain of its shareholders and was deemed to be a voided entity for regulatory purposes. MOJO Operating will no longer be considered an entity under the Company's control for consolidation purposes.

Interim Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q  and article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited interim condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in the Company’s opinion, reflect all adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the nine months ended September 30, 2013 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2012 included in the Company’s Annual  Report on Form 10-K.

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

Revenue Recognition

Revenues from sales of products are recognized at the time of delivery when title and risk of loss passes to the customer. Recognition of revenue also requires reasonable assurance of collection of sales proceeds.

Net Loss Per Common Share

The Company computes per share amounts in accordance with ASC Topic 260, “Earnings per Share.”  ASC Topic 260 requires presentation of basic and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS is based on the weighted average number of shares of Common Stock and common stock equivalents outstanding during the periods. The conversion of Series A Preferred Stock was excluded from the computation of diluted shares outstanding for the nine months ended September 30, 2013.  The loss for the period would have had an anti-dilutive impact on the Company’s net loss per common share.

Start-Up Costs

In accordance with ASC topic 720-15, “Start-Up Costs,” the Company charges all costs associated with its start-up operations to income as incurred.

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 derivative liabilities related to the Series A Preferred Stock for the nine months ended September 30, 2013:

Balance, January 1, 2013	$-
Recognition of embedded derivative liabilities	158,463
Reclassification of liability upon conversion of notes	(160,412)
Change in fair value of derivative liabilities	1,949
Balance, September 30, 2013	$-

New Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

The Company's financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. For the nine months ended September 30, 2013, the Company incurred a net loss $1,797,108.  At September 30, 2013, the Company had working capital $345,215 and accumulated losses of $12,142,865, which includes accumulated losses from discontinued operations of $8,576,094. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company from third parties through the sale of equity and/or debt financing sufficient to meet its minimal operating expenses.  Management cannot, however, provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – INVENTORY

As of September 30, 2013, inventory consisted of finished goods of $117,194 and raw materials of $129,969.  At December 31, 2012, the inventory balance of $22,820 consisted of raw materials.

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

During the nine months ended September 30, 2013, a total of 197,708.5 shares of the Series A Preferred Stock had been converted into 1,977,085 shares of Common Stock. As of September 30, 2013 and December 31, 2012, there were zero shares of Series A Preferred Stock issued and outstanding

NOTE 6 – STOCKHOLDERS’ EQUITY

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

As discussed in Note 5, the Company issued 1,977,085 shares of Common Stock during the nine months ended September 30, 2013 in connection with the conversion of 197,708.5 shares of Series A Preferred Stock.

Restricted Stock Compensation

On February 17, 2012, the Company issued 100,000 shares of restricted Common Stock to a director. These shares are fully vested. On May 21, 2012, the Company issued an aggregate of 4,232,462 shares of restricted Common Stock to certain of its directors, executive officers and employees. Of such shares, 6,624 shares were forfeited upon termination of services prior to meeting vesting conditions set forth in the relevant restricted stock agreement, 88,309 shares have vested and the remaining shares remain subject to forfeiture in accordance with the terms of a restricted stock agreement or amended and restated restricted stock agreement, as the case may be.  On July 25, 2012, an additional 221,053 shares were issued. These shares are subject to forfeiture in accordance with the terms of the advisor’s amended and restated restricted stock agreement covering such shares, none of which have vested. The Company records compensation expense over the vesting period based upon the fair market value on the date of grant for each share, adjusted for forfeitures.   In connection with the restricted stock issuances, compensation expense of $1,281,462 and $685,827 was recorded during the nine months ended September 30, 2013 and 2012, respectively.

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

In August and September 2013, the Company issued shares of Common Stock to two firms providing legal services to the Company in lieu of cash.  The total number of shares issued was 20,000 shares.

Consultant Compensation

The Company entered into an agreement with a consultant whereby the Company would compensate the consultant for services rendered in Common Stock in lieu of cash.  During August and September, 2013, the Company issued 3,331 shares of Common Stock in lieu of $8,400.  The number of shares issued was based upon the last sale price of the Company’s Common Stock on the last day of the month.

Officer Compensation

During August and September, 2013, the Company converted salary owed to an officer of the Company into promissory notes equal to $18,500 and $16,500, respectively.  The notes were subsequently converted into 14,573 shares of Common Stock.

 NOTE 7 – STOCK OPTIONS

Stock Incentive Plans

In July 2013, the Company granted certain directors and employees of the Company stock options pursuant to the 2012 Plan to purchase 210,000 shares of Common Stock at an exercise price of 115% of the last sale price of the Common Stock on the date of grant. The options vest in July 2014 and expire in July 2015. In connection with the stock option issuances, compensation expense of  $25,358 was recorded during the nine months ended September 30, 2013.

The following table summarizes stock option activity under the Plans:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual term (in years)
Outstanding at December 31, 2012	-	$-
Granted	210,000	$2.07
Forfeited
Outstanding at September 30, 2013	210,000	$2.07	0.75
Exercisable at September 30, 2013	-	$-	-

As of September 30, 2013, there was $76,075 of total unrecognized compensation cost related to non-vested stock options. That cost will be recognized ratably over the next 3 quarters.

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued for the nine months ended September 30, 2013 and 2012:

	September 30,
	2013	2012
Volatility	81%	-
Expected term (years)	1	-
Risk-free interest rate	0.15%	-
Dividend yield	0%	-

NOTE 8 – RELATED PARTY TRANSACTIONS

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

During August and September 2013, the Company converted salary owed to an officer into promissory notes equal to $18,500 and $16,500, respectively.  The notes were converted into 14,573 shares of Common Stock.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company entered into an office service agreement for office space for a term of 12 months expiring April 16, 2013.  The base monthly office fee under the agreement was $2,899.  The Company currently rents its office space for $3,019 per month on a month-to-month basis.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, "Subsequent Events," the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the consolidated financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the consolidated financial statements as of September 30, 2013. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred through the date these consolidated financial statements were issued.

On October 3, 2013, the Company entered into an advisor agreement whereby the Company would receive strategic business advisory services, distributorship advisory services, sales and sales channel advisory services and investor relation advisory services in exchange for the issuance of 50,000 shares of restricted Common Stock.  The Common Stock vests six months from the date of the agreement.  In connection with this issuance, the Company will record $150,000 in consulting fees, which is based upon the last sales price of the Common Stock on October 3, 2013 of $3 per share.  The consulting fees will be recorded as follows: $75,000 in the last quarter of 2013, and $75,000 in the first quarter of 2014.

Also on October 3, 2013, the Company entered into an agreement for strategic business advisory services, public relations services and investor relations services.  In connection with this agreement, the Company issued 167,204 shares of restricted Common Stock.  The stock is fully vested and will result in a consulting charge of $501,612 in the last quarter of 2013.  The advisor was also issued an additional 200,000 shares of restricted Common Stock, which will vest quarterly based upon the Company reaching certain market capitalization and revenue goals.  Should the Company not reach these goals, the additional shares will be forfeited.

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

Current Operations

CHIQUITA TROPICALSTM 100% fruit juices first became commercially available  in the New York tri-state area in late July 2013.   The Company currently produces four exotic juice flavors: Banana Strawberry, Mango, Passion Fruit and Pineapple.

The Company has appointed ESM Ferolie as its sales and marketing broker for the northeast and mid-atlantic states.  Additionally, MOJO has entered into agreements with distributors, resulting in the placement of CHIQUITA TROPICALSTM in hundreds of retail outlets.  In addition, MOJO began selling its products on Amazon.com in August 2013.

RESULTS OF OPERATIONS

Three Months and Nine Months Ended September 30, 2013 and September 30, 2012

Revenues

The Company commenced production of CHIQUITA TROPICALSTM in June 2013 and began selling its products in July 2013.  Revenues for the three months and nine months ended September 30, 2013 were $186,391.  The Company had no revenues for the three months and nine months ended September 30, 2012.

Cost of Revenues

For the three months and nine months ended September 30, 2013, cost of revenues was $166,664, or 89% of sales.  Cost of revenues includes production costs and raw material costs.

Total operating expenses

For the three months ended September 30, 2013 and 2012, operating expenses were $731,675 and $417,707, respectively.  This increase of $313,968, or 75% is attributable to various expenses, including employee compensation, start- up costs, marketing and professional fees.

During the three months ended September 30, 2012, the Company incurred no payroll costs. During the three months ended September 30, 2013, salary related expenses amounted to $80,684. Start-up costs of $46,884 were incurred during the three months ended September 30, 2013, compared to zero during the same period of 2012.  These costs include product testing as well as costs and adjustments related to the optimization of production.  These costs are expected to become smaller as the Company begins producing greater quantities of juice. During the three months ended September 30, 2013, the Company spent $46,731 on marketing expenses and samples, compared to zero in the prior year.  Additionally, professional fees increased $32,729 during the three months ended September 30, 2013 over the three months ended September 30, 2012.  The Company issued Common Stock as payment of $40,500 in legal fees in 2013.

For the nine months ended September 30, 2013, operating expenses were $1,813,228, an increase of $995,146 over the nine months ended September 30, 2012.  The largest component of this difference is due to an increase in stock based compensation costs of $620,993 during the nine months ended September 30, 2013 compared to the same period in 2012.  The Company records compensation expense as the restricted stock issuances vest.  A large amount of stock was issued in May 2012, resulting in a smaller period of vesting in 2012 compared to 2013.  In addition, the Company incurred costs related to the issuance of stock options in 2013, which cost was zero in 2012.  Another large component of the increase in operating expenses is $247,266 in employee compensation related costs during the nine months ended September 30, 2013 compared to zero for the same period of 2012. Start- up costs of $80,639 were recorded in 2013 compared to zero in the corresponding period of 2012. The balance of the increase is comprised of increases in various expenses.

Net Loss

The Company’s net loss for the three months ended September 30, 2013 and 2012 was $711,948 and $417,707, respectively. The increase of $294,241 corresponds with the increase in operating expenses of $313,968, offset by the Company’s gross profit of $19,727.

For the nine months ended September 30, 2013 and 2012, net losses were $1,797,108 and $818,082, respectively.  The increased loss of $979,026 corresponds with the increase in operating expenses, net of gross profit, for the same period.

The Company’s accumulated deficit as of September 30, 2013 was $12,142,865, which includes accumulated losses from discontinued operations of $8,576,094.

Liquidity and Capital Resources

As of September 30, 2013, the cash balance was $46,256, an increase of $44,877 over the December 31, 2012 balance of $1,379.  The Company received cash proceeds from the sale of its Series A Preferred Stock of $412,134 during the nine months ended September 30, 2013.  In addition, cash proceeds of $448,682 were realized as a result of the Company’s private placement offering in May and June 2013.  The aggregate amount realized from these two offerings was $860,716.  The Company utilized $283,858 for the production of finished goods and  $190,169 for the purchase of raw materials, which are currently available for future production.  The balance of the proceeds, net of the increase to the cash balance, was used to pay expenses of the Company.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of September 30, 2013.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company from third parties through the sale of equity and/or debt financing sufficient to meet its minimal operating expenses. Management cannot, however,  provide any assurances that the Company will be successful in accomplishing any of these plans.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 22, 2013, the Company issued 10,000 shares of its Common Stock to its current legal counsel in consideration of services rendered.  Such shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Act.

On September 26, 2013, the Company issued 10,000 shares of its Common Stock to its former legal counsel in consideration of services rendered.  Such shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Act.

On September 30, 2013, the Company issued an aggregate of 3,331 shares of its Common Stock to a consultant of the Company as payment of her consulting fees for services provided in August (1,750 shares at $2.00 per share) and September (1,581 shares at $3.10 per share).  Shares due in payment of such fees for each month were valued at the last sale price of the Company’s Common Stock on the last trading day of the subject month.  Such shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Act.

On September 30, 2013, the Company issued an aggregate of 14,573 shares of its Common Stock to its chief executive officer as payment for amounts of the officer’s base salary due and owing under his employment agreement for the months of August (9,250 shares at $2.00 per share) and September (5,323 shares at $3.10 per share).  The shares were valued at the last sale price of the Company’s Common Stock on the last trading day of the subject month.  Such shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

The following Exhibits are being filed with this Quarterly Report on Form 10-Q:

Exhibit No.		Description
10.1		Form of Stock Option Agreement under the 2012 Long-Term Incentive Equity Plan (1)
31.1/31.2	*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1/32.2	*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

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

MOJO ORGANICS, INC.

Dated: October 9, 2013	By:	/s/Glenn Simpson
Glenn Simpson, Chief Executive Officer and Chairman (Principal Executive and Principal Financial and Accounting Officer)