Form 10-K
period 2013-12-31
Mojo Organics, Inc.
filed 2014-04-16
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2013

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

On April 14, 2014, there were 15,419,893 shares of the registrant's common stock, par value $0.001, issued and outstanding.

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

All references in this Annual Report on Form 10-K to “MOJO,” “MOJO Organics,” the “Company,” “we,” “us” or “our” mean MOJO Organics, Inc.

PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

Headquartered in Jersey City, New Jersey, the Company engages in product development, production, marketing and distribution of CHIQUITA TROPICALS™. CHIQUITA TROPICALS™ are 100% fruit juices produced under license agreement from Chiquita Brands L.L.C. (“Chiquita”).

CHIQUITA TROPICALS™ contain zero added sugar and no preservatives.  They are naturally low sodium, vegan, naturally gluten free, non-genetically modified and kosher. We believe such attributes are what consumers want today in a beverage. CHIQUITA TROPICALS™ require no refrigeration before opening and, as a result of the way the juice is bottled, have a longer shelf life than most other bottled juices.

We believe in safe and sustainable corporate practices. We are proud to use Rainforest Alliance Certified fruits, which help the farmers and their families while being environmentally, socially and economically sustainable.

CURRENT OPERATIONS

Sales

CHIQUITA TROPICALS™ 100% fruit juices first became commercially available in the New York tri-state area in late July 2013 and on Amazon.com in August 2013.   The Company currently produces four flavors: Banana Strawberry, Mango, Passion Fruit and Pineapple.

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

MOJO currently produces and packages the CHIQUITA TROPICALS™ products through production facilities and services on a contract basis.  The Company believes that its current production and packaging arrangements are adequate for current and near-term anticipated demand for its products.  An important part of the Company’s overall strategy, however, will be the expansion of production capabilities and resources.

MOJO has entered into distribution agreements with several distributors and regularly seeks to broaden its distribution channels.  The Company has engaged third party sales and marketing brokers in many areas of the country. This has resulted in the placement of CHIQUITA TROPICALS™ in hundreds of retail outlets. The Company also intends to sell directly to retailers, including large chain stores.

Intellectual Property

On August 15, 2012, the Company entered into a license agreement with Chiquita (the “License Agreement”) for the use of Chiquita’s marks in the manufacture, sale, promotion, marketing, advertising and distribution of certain fruit juice products in select containers.  The License Agreement grants the Company an exclusive license in Connecticut, New Jersey and New York and a non-exclusive license for all of the states in the United States not included in the exclusive license, plus Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua.

The term of the License Agreement is for seven years from July 2013, (the date we first invoiced customers for products sold under the License Agreement), subject to the Company meeting certain minimum sales volume and/or minimum royalty payments.  Termination of the License Agreement could have a material and adverse impact on the Company’s business.

Competition

The juice beverage market is highly competitive.  Competitors in our market compete for brand recognition, ingredient sourcing, qualified personnel and product shelf space.  As a developing company, a majority of our competitors are more established and better capitalized than us.  The juice beverage market is generally dominated by the largest beverage providers, including The Coca-Cola Company and PepsiCo, Inc.  Many of our competitors enjoy significant brand recognition and consumer confidence and are able to readily secure shelf space and media attention for their products.  Many of our competitors also have existing relationships with the same distribution channels and retailers through which we sell our products.   We intend to compete in the market by offering consumers affordable products that taste better and possess a longer shelf life than most products in the market.

Government Regulation

Juice products are governed by the U.S. Food and Drug Administration.  As such, it is necessary for the Company to establish, maintain and make available for inspection records as well as to develop labels (including nutrition information) that meet legal food labeling requirements.  The Company’s contracted production facilities are subject to many regulations, including Food Facility Registration, recordkeeping, Good Manufacturing Practice Requirements, reporting, preventive controls and inspections.

Employees

As of April 14, 2014, the Company had two full-time employees.  The Company mitigates the need for a production staff by using a third-party facility to produce its juice.  The Company has contracted with food brokers to represent our CHIQUITA TROPICALS™ to retail stores nationally.  In certain regions of the United States, we utilize the services of direct sales and distribution companies that sell our products in their distribution channels.  This mitigates the need for a large sales and merchandising force.  The Company also outsources it logistics to third-parties, which eliminates the need for employees to perform these roles.

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

The Company entered into a split-off agreement dated October 27, 2011 (“Split-Off”) with a newly organized, wholly owned subsidiary MOJO Organics Operating Company, Inc., a Delaware corporation then-known as MOJO Organics, Inc., SBSI and certain stockholders of the Company (“Buyers”).  In the Split-Off, all of the issued and outstanding shares of capital stock of SBSI were assigned and transferred to the Buyers in exchange for the Buyers surrender to the Company of an aggregate of 2,330,775 shares of its common stock, par value $0.001 per share (“Common Stock”), for cancellation.  Such shares represented approximately 38% of the issued and outstanding shares of the Common Stock prior to the Split-Off.  In the Split-Off, SBSI assigned to the Company SBSI’s Dispensing Cap and Pinch assets (including all related intellectual property) and retained all of its other assets and all liabilities, including its (and the Company’s former) principal office and distribution facilities in Holbrook, New York, as well as the Company’s other former subsidiary, Graphic Gorilla LLC. MOJO’s management has determined that the Dispensing Cap technology and brand name Pinch do not have viable commercial value and, as a result, the Company has no current plans to market or use these assets.

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

ITEM 1A.   RISK FACTORS

Not applicable.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The Company maintains office space in Jersey City, NJ.  The Company leases the space from a third-party on a month-to-month basis at a current rate of $1,147 per month.

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

For the period from January 1, 2012 to December 31, 2013, the following table sets forth the high and low closing bid prices by quarter, based upon information obtained from inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:

	High *	Low *
2013
Fourth Quarter	$3.10	$1.86
Third Quarter	$5.20	$1.40
Second Quarter	$3.25	$0.59
First Quarter	$0.85	$0.45

2012
Fourth Quarter	$0.76	$0.32
Third Quarter	$0.80	$0.20
Second Quarter	$2.90	$0.45
First Quarter	$1.90	$0.70

* The Reverse Split took place in April 2013.  All of the share prices in the above table have been adjusted to reflect this 1-for-10 transaction.

Holders

As of April 14, 2014, there were 15,419,893 shares of Common Stock issued and outstanding held by 114 shareholders of record.

Dividends

The Company has never declared any cash dividends with respect to its Common Stock. Future payment of dividends is within the discretion of the Board of Directors and will depend on earnings, capital requirements, financial condition and other relevant factors. Although there are no material restrictions limiting, or that are likely to limit, the Company’s ability to pay dividends on its Common Stock, the Company presently intends to retain future earnings, if any, for use in the business and has no present intention to pay cash dividends on its Common Stock.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the quarter ended December 31, 2013 other than the following:

On October 3, 2013, the Company entered into two separate advisor agreements, pursuant to which the Company agreed to issue an aggregate of 417,204 shares of Common Stock as payment for services to be rendered thereunder.  As to one advisor agreement, the Company issued 50,000 shares of Common Stock to vest six months following the issuance of such shares.  As to the other advisor agreement, the Company issued an aggregate of 367,204 shares of Common Stock, pursuant to which agreement 200,000 of such shares were initially subject to forfeiture until certain performance objectives are met.  As of December 31, 2013, certain of the performance objectives have been met, such that only 100,000 of such shares remain subject to forfeiture.  Such shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Act.

On December 4, 2013, the Company issued an aggregate of 5,412 shares of Common Stock to a consultant of the Company as payment of consulting fees for services provided in October (2,644 shares at $2.25 per share) and November (2,768 shares at $2.15 per share).  In January 2014, the Company issued 2,520 shares of Common Stock to this consultant as payment of consulting fees for services provided in December (at $2.50 per share).  Shares due in payment of such fees for each month were valued at the last sale price of the Company’s Common Stock on the last trading day of the subject month in accordance with the consultant’s agreement with the Company and vest after six months.  Such shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Act.

On December 4, 2013, the Company issued an aggregate of 15,664 shares of Common Stock to its chief executive officer as payment for amounts of the officer’s base salary due and owing under the employment agreement for the months of October (8,222 shares at $2.25 per share) and November (7,442 shares at $2.15 per share).  In January 2014, the Company issued an additional 7,400 shares of Common Stock to its chief executive officer for base salary due for December (at $2.50 per share).  The shares were valued at the last sale price of the Company’s Common Stock on the last trading day of the subject month and vest after six months.  Such shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Act.

Also on December 4, 2013, the Company granted an aggregate of 608,441shares of Common Stock to its chief executive officer, directors and a special advisor under the Company’s 2012 Long-Term Equity Incentive Plan (“2012 Plan”).  Such shares are subject to a Restricted Stock Agreement between each grantee and the Company, pursuant to which such shares will vest on December 4, 2014 provided the grantee is still an employee, director or consultant of the Company (as applicable).  Such shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Act.

On December 26, 2013, the Company issued 15,000 shares of Common Stock in consideration of the extension of repayment of a promissory note.  Such shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Act.

In January 2014, the Company issued 5,077 shares to one of its employees as payment in lieu of cash due to such employee for outstanding wages earned in 2013.  Such shares were valued at the last sale price of the Company’s Common Stock on the last trading day of the year.  Such shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Act.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

·	Critical Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

·
Results of Operations — Analysis of our financial results comparing the year ended December 31, 2013 to 2012. Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

Critical Accounting Policies

We have prepared our financial statements in conformity with accounting principles generally accepted in the United States, which requires management to make significant judgments and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. We base these significant judgments and estimates on historical experience and other applicable assumptions we believe to be reasonable based upon information presently available. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the financial statements as soon as they became known. Actual results could materially differ from our estimates under different assumptions, judgments or conditions.

All of our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, to our financial statements, included elsewhere in this Annual Report. We have identified the following as our critical accounting policies and estimates, which are defined as those that are reflective of significant judgments and uncertainties, are the most pervasive and important to the presentation of our financial condition and results of operations and could potentially result in materially different results under different assumptions, judgments or conditions.

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements:

Use of Estimates — The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Stock-based Compensation — ASC Topic 718, “Accounting for Stock-Based Compensation” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights.

ASC Topic 718 requires employee compensation expense to be recorded using the fair value method. The Company accounts for employee stock based compensation in accordance with the provisions of ASC Topic 718. For non-employee options and warrants, the company uses the fair value method as prescribed in ASC Topic 718.

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility. The Company uses the Black-Scholes option-pricing option model to value its stock option awards which incorporate the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life.

Fair Value of Financial Instruments — Our short-term financial instruments, including cash, accounts payable and other liabilities, consist primarily of instruments without extended maturities. We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC, did not, or are not believed by management, to have a material impact on the Company's present or future financial statements.

Results of Operations

Years Ended December 31, 2013 and 2012

Revenues
The Company commenced production of CHIQUITA TROPICALS™ in June 2013 and began selling its products in late July 2013 in the New York tri-state area.  Revenues from its four exotic juices for the year ended December 31, 2013 were $159,144. The Company had no revenues for the year ended December 31, 2012.

Cost of Revenues
Cost of Revenues includes production costs and raw material costs.  For the year ended December 31, 2013, cost of revenues was $139,741, or 88% of sales.

Operating Expenses
For the year ended December 31, 2013, operating expenses were $2,791,761, an increase of $1,193,695 or 75% over operating expenses for the year ended December 31, 2012 of $1,598,066.  This increase was primarily the result of our launching commercial operations in the year ended December 31, 2013 and consisted primarily of  increases in (a) advisory service fees and consulting fees, which were paid in stock, with the vested portion thereof having a fair market value of $964,162 for the year ended December 31, 2013 as compared to $157,500 during the year ended December 31, 2012,  (b) marketing, promotional, licensing and related fees, which were $381,081 for the year ended December 31, 2013 as compared to zero during the year ended December 31, 2012 and  (c) salaries and related payroll fees, which were $321,622 during the year ended December 31, 2013 as compared to $81,839 during the year ended December 31, 2012.

Liquidity and Capital Resources

Liquidity

During the year ended December 31, 2013, the Company received cash proceeds of $412,134 from the sale of its Series A Preferred Stock.  In addition, cash proceeds of $448,681 were realized as a result of the Company’s private placement offering in May and June 2013.  The aggregate amount realized from these two offerings was $860,815.  The Company utilized the majority of these funds for the development and production of its first production runs, as well as to promote and market the business.  Additionally, the Company used some of the funds for administrative costs, including legal fees, audit fees and compensation costs.

Subsequent to the year ended December 31, 2013, the Company received additional cash proceeds of $1,835,000 from the sale of Common Stock and warrants to purchase Common Stock in concurrent private placements consummated in March 2014. See Note 10 to the Consolidated Financial Statements for additional information about this transaction.

Working Capital Needs

As a result of the financing in March 2014, the Company believes it has sufficient cash to fund the operations of the Company for the next twelve months.  Our business prospects are difficult to predict, however, due to our limited operating history.  Our auditors have included an explanatory paragraph in their report on our consolidated financial statements relating to the uncertainty of our business as a going concern, due to our limited operating history and our lack of historical profitability.

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

Under the supervision and with the participation of the Company’s senior management, consisting of  the Company’s principal executive and financial officer and the Company’s principal accounting officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, the Company’s principal executive and financial officer and the Company’s principal accounting officer concluded, as of the Evaluation Date, that the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

The management of MOJO Organics, Inc. is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation, our officers concluded that, during the period covered by this annual report, our internal controls over financial reporting were operating effectively.

As previously reported, the Company does not have an audit committee and is not currently obligated to have one. Although it remains management’s view that such a committee is an important internal control over financial reporting, management does not believe that the lack of an audit committee could result in a material misstatement in the Company’s financial statements in the near future. Accordingly, management has concluded that this deficiency alone does not constitute a material weakness in the Company’s internal control over financial reporting, and has considered the foregoing in its determination that the Company’s internal controls over financial reporting and its disclosure controls and procedures were effective as of the Evaluation Date.

Attestation Report

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as such report is not required for non-accelerated filers.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

 Executive Officers and Directors

Below are the names and certain information regarding our current executive officers and directors:

Name	Age	Title	Date First Appointed
Glenn Simpson	61	Chief Executive Officer, Chairman and Director	October 27, 2011

Jeffrey A. Devlin	67	Director	January 27, 2012

Richard X. Seet	47	Director, Executive Vice President (October 1, 2012 – March 31, 2013)	May 9, 2012

Peter Spinner	44	Director	March 17, 2014

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Biographical information of each current officer and director is set forth below.

Glenn Simpson is Chairman of the Board of Directors and Chief Executive Officer of the Company.  Mr. Simpson joined the Company in October 2011.  He has extensive experience in the beverage industry.   Mr. Simpson was Vice President and Chief Financial Officer of Coca-Cola Bottlers, Inc. in Tashkent, Uzbekistan from 1995 to 2000.  His primary responsibilities included corporate strategy and supervision of bottling and distribution operations.  His accomplishments included growing revenues from a base at $5 million to over $160 million annually.  The company was awarded “Bottler of the Year” by The Coca-Cola Company for two consecutive years under his leadership based upon product quality and revenue growth. From 2009 to 2011, Mr. Simpson was engaged in beverage projects on a consulting basis in Russia and Afghanistan.  Mr. Simpson is a Certified Public Accountant and holds an MBA from Columbia University School of Business.

Jeffrey A. Devlin has served on the Board of Directors of the Company since January 2012. Mr. Devlin has over 25 years of advertising and business development experience.  Since 2002, Mr. Devlin has been an Executive Producer and Partner of Original Films, a well-known film and television production company.  Mr. Devlin also currently serves as Senior Vice President of production and integrated programming for Arkleus Broadcasting Corp. and as a director of XA Experiential Agency. He has held various other executive and creative positions over the course of his advertising career, including launching the introduction of Diet Coke for The Coca-Cola Company.  Mr. Devlin currently serves on the board of directors of a number of private organizations, as well as on the board of directors of two publicly traded companies: CMG Holdings and Location Based Technologies, Inc.  Mr. Devlin received a Bachelor’s degree from Bethel University.

Richard X. Seet has served on the Board of Directors of the Company since May 2012.  Mr. Seet also served as our Executive Vice President from October 2012 through March 2013.  Since 1999, Mr. Seet has served as Chairman of RXS Enterprises, LLC. There he founded three media companies, all backed by major private equity firms or strategic industry investors.  From 1995 to 1999, he was a principal with the Carlyle Group.  From 1996 to 1999, Mr. Seet served as an Advisory Director of Kerry Beverages Limited, a joint venture between the Kerry Group and the Coca-Cola Company. The company operated a network of eleven bottling plants throughout China. As a Research Associate at Harvard Business School, Mr. Seet authored two case studies examining the competitive strategies of Coke and Pepsi in China and India.  He serves on the board of directors of several privately held companies.  Mr. Seet received his Bachelor of Science degree from the Massachusetts Institute of Technology and his PhD in molecular genetics from Harvard University.

Peter Spinner joined the Board of Directors of the Company in March 2014.  He is the founder and managing director of Wyatts Torch Equity Partners LP, (“Wyatts”), a family business focused on public and private investments in the food and beverage industry. As General Partner and Portfolio Manager of Wyatts since 2011, Mr. Spinner is responsible for investing the assets of the Partnership.   From 2009 until Wyatts was founded in 2011, Mr. Spinner was the managing partner of Ardent Asset Management, a money management firm based in New York City.  From 2000 to 2009, Mr. Spinner was a portfolio manager and an equity analyst at Trellus Capital Management focusing on technology, media and telecommunications. During his tenure at Trellus Capital Management, assets under management expanded from $100 million to $2 billion. Prior thereto, Mr. Spinner has also previously served as an analyst and portfolio manager at Irvine Capital and Forstmann, Leff Associates. He began his career at Salomon Brothers Inc. in the equity trading division. Mr. Spinner received his undergraduate degree from Franklin and Marshall College and his MBA from Fordham University.

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

Summary Compensation Table
Name and Principal Position	Year	Salary		Stock Awards		Option Awards		Total
(a)	(b)	($) (c)		($) (e)		($) (f)		($) (j)
Glenn Simpson	2013	$222,000	(1)	$663,148	(3)	$48,301	(5)	$933,449
Chief Executive Officer and Chairman	2012	$55,000	(2)	$641,999	(4)	-		$696,999

The Summary Compensation Table omits columns for Bonus (d), Non-Equity Incentive Plan Compensation (g), Non-Qualified Deferred Compensation Earnings (h) and All Other Compensation (i) as no such amounts were paid to the named executive officer during the fiscal years ended December 31, 2013 or 2012.

(1)
In lieu of a cash payment of $55,000 of salary earned during the first quarter of 2013, Mr. Simpson elected to receive shares of Series A Convertible Preferred Stock (“Preferred Stock”) at a price of $4.00 per share pursuant to the terms of an Amended and Restated Securities Purchase Agreement described in Note 8 to the Consolidated Financial Statements included in this Form 10-K.  Each share of Preferred Stock was convertible into a number of shares of Common Stock determined by dividing $4.00 by the conversion price of $0.40.  Mr. Simpson made such election on March 29, 2013.  Mr. Simpson received 13,750 shares of Preferred Stock for this election, which were later converted into 137,500 shares of Common Stock.

In a separate private placement commenced by the Company in May 2013, Mr. Simpson elected to convert $20,000 of unpaid salary into 50,000 shares of Common Stock, at a price of $0.40 per share on the same terms as the other investors in the offering.

In addition to the aforementioned items, Mr. Simpson agreed to accept shares of Common Stock in lieu of a cash payment of his base salary equal to $88,000 in 2013.  Accordingly, Mr. Simpson was issued 37,637 shares of Common Stock, which were issued based upon the last sales price of the Common Stock on the last trading day of the month for which base salary was owed.

(2)
In lieu of a cash payment of $55,000 of  salary earned during 2012, Mr. Simpson elected to receive shares of Preferred Stock at a price of $4.00 per share pursuant to the terms of the Amended and Restated Securities Purchase Agreement described in Note 8 to the Consolidated Financial Statements included in this Form 10-K.  Each share of Preferred Stock was convertible into a number of shares of Common Stock determined by dividing $4.00 by the conversion price of $0.40.  Mr. Simpson made such election on March 29, 2013.  Mr. Simpson received 13,750 shares of Preferred Stock for this election, which were later converted into 137,500 shares of Common Stock.

(3)
On December 4, 2013, pursuant to the Company’s 2012 Plan, the Company issued 308,441 shares of restricted Common Stock valued at the then fair market value of $2.15 per share.  In accordance with the provisions of ASC Topic 718, compensation expense of $663,148 is recorded over the vesting period of the shares.

(4)
On May 21, 2012, the Company issued 2,365,815 shares of restricted Common Stock valued at the then fair market value of $1.40 per share.  In accordance with the provisions of ASC Topic 718, compensation expense is recorded over the vesting period of the shares.

(5)
On July 1, 2013, the Company granted Mr. Simpson incentive stock options to purchase 100,000 shares of Common Stock pursuant to the 2012 Plan.  The exercise price of the options is $2.07 per share.  The options become exercisable July 1, 2014 and expire July 1, 2015.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding stock options held by our named executive officer at December 31, 2013.

	Option awards				Stock awards
Name (a)	Number of securities underlying unexercised options (#) unexercisable (c)		Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)		Market value of shares of units of stock that have not vested ($) (h)
Glenn Simpson	100,000	(1)	$2.07	July 1, 2015	2,674,256	(2)	$6,685,640

The Outstanding Equity Awards Table omits column (b) Number of securities underlying unexercised options(#) exercisable and (d) Equity incentive plan awards: Number of securities underlying unexercised unearned options related to Option Awards and columns (i) Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) and (j) Equity incentive plan awards: Market of payout value of unearned shares, units or other rights that have not vested  related to stock awards, as no such awards were outstanding as of December 31, 2013.

(1)	The stock options become exercisable on July 1, 2014.

(2)
Of such shares that have not yet vested, 308,411 shares will vest on December 4, 2014.  The balance of 2,365,815 shares will vest in three equal installments on January 2, 2015, January 2, 2016 and June 30, 2016.

Director Compensation

None of the non-employee directors receive cash compensation for serving as such, for serving on committees (if any) of the Board of Directors or for special assignments. Board members are not reimbursed for expenses incurred in connection with attending meetings.  During the year ended December 31, 2013, except as set forth below, there were no arrangements that resulted in our making payments to any of our non-employee directors for any services provided to us by them as directors.

Name (a)	Stock awards (1) ($) (c)	Option awards (2) ($) (d)	Total ($) (h)
Jeffrey A. Devlin	$215,000	$5,314	$220,314
Richard X. Seet	$215,000	$23,668	$238,668

The Director Compensation Table above does not include Column (b) Fees earned or paid in cash, Column (e) Non-equity incentive plan compensation, Column (f) Nonqualified deferred compensation earnings and Column (g) All other compensation, as no such amounts are paid to directors during the year ended December 31, 2013

(1)
On December 4, 2013, the Company granted Mr. Devlin and Mr. Seet 100,000 shares each of restricted Common Stock pursuant to the 2012 Plan.  The fair market value on the grant date was $2.15 per share. These shares vest on December 4, 2014.

(2)
On July 1, 2013, the Company granted Mr. Devlin and Mr. Seet stock options pursuant to the 2012 Plan in the amount of 11,000 and 49,000 shares, respectively.  On the date of grant, the fair market value of the Common Stock of the Company was $1.80.  The exercise price of the stock options was calculated at 115% of the fair market value, or $2.07 per share.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock known by us as of April 14, 2014 by:

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

Name Of Owner	Number Of Shares Owned	Percentage Of Common Stock (1)
Glenn Simpson Chief Executive Officer, Chairman and Director	3,297,665 (2)	21.4%

Jeffrey A. Devlin Director	439,926 (3)	2.9%

Richard X. Seet Director and Former Executive Vice President	1,437,004 (4)	9.3%

Peter Spinner Director	2,456,257 (5)	15.2%

All Officers and Directors As a Group (4 persons)	7,630,852 (6)	47.2%

(1)
Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 14, 2014 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)
Includes (i) 2,365,815 shares of restricted Common Stock, which shares vest in three equal installments on January 2, 2015, January 2, 2016 and June 30, 2016; (ii)  308,441 shares of restricted Common Stock which vest on December 4, 2014 and (iii) 200,000 shares of restricted Common Stock which vest on March 17, 2015.  Does not include 100,000 shares of Common Stock underlying a stock option granted pursuant to the Company’s 2012 Plan, which option becomes exercisable in July 2014.

(3)
Includes (i) 264,925 shares of restricted Common Stock, which shares vest in three equal installments on January 2, 2015, January 2, 2016 and June 30, 2016; (ii)  100,000 shares of restricted Common Stock which vest on December 4, 2014 and (iii) 75,000 shares of restricted Common Stock which vest on March 17, 2015. Does not include 11,000 shares of Common Stock underlying a stock option granted pursuant to the 2012 Plan, which option becomes exercisable in July 2014.

(4)
Includes (i) 1,165,253 shares of restricted Common Stock, which shares vest upon achievement of performance goals; (ii) 100,000 shares of restricted Common Stock which vest on December 4, 2014 and (iii) 75,000 shares of restricted Common Stock which vest on March 17, 2015.  Does not include 49,000 shares of Common Stock underlying a stock option granted pursuant to the 2012 Plan, which option becomes exercisable in July 2014.

(5)
Includes (i) 1,648,352 shares of Common Stock held by Wyatts, an entity of which Mr. Spinner is the general partner and portfolio manager; (ii) 75,000 shares of restricted Common Stock which vest on March 17, 2015 and (iii) 732,905 shares of Common Stock underlying currently exercisable warrants held by Wyatts.

(6)
Includes (i) 4,729,434 shares of restricted Common Stock, subject to the vesting conditions described above and (ii) 732,905 shares of Common Stock underlying warrants, as described above.  Does not include stock options to purchase 160,000 shares of Common Stock, as described above.

Securities Authorized For Issuance Under Equity Compensation Plans

On February 22, 2013, the 2012 Plan was adopted by the Board of Directors, subject to stockholder approval.  MOJO stockholders approved the 2012 Plan on March 29, 2013.  The 2012 Plan provides the Company with the ability to issue stock options, stock appreciation rights, restricted stock and/or other stock-based awards for up to an aggregate of 2,050,000 shares of Common Stock.  As of April 14, 2014, (i) stock options to purchase 210,000 shares of the Company’s Common Stock and (ii) 1,073,441 shares of restricted Common Stock had been issued to directors and employees under the 2012 Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below and in this Form 10-K, there have been no transactions, since January 1, 2012, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any of our directors, executive officers or beneficial holders of more than 5% of our outstanding Common Stock, or any of their respective immediate family members, has had or will have any direct or material indirect interest.

In 2012, certain officers and directors of the Company advanced funds to the Company for payment of operating expenses.  On May 1, 2012, the Company issued a Note Payable to Mr. Simpson for $15,000 in connection with an advance. The note bore interest at a rate of 10% per annum, with a maturity date of September 15, 2013. On August 17, 2012, Mr. Seet was issued a Note Payable for $7,500, with an interest rate of 8% per annum, and a maturity date of September 15, 2013.  Mr. Simpson and Mr. Seet exchanged their notes payable for 3,750 and 1,875 shares of Preferred Stock, respectively.  The Preferred Stock subsequently converted into shares of the Company’s Common Stock.  See Note 8 to the Consolidated Financial Statements for more information about the Preferred Stock.

Prior to Peter Spinner’s appointment as a director, Wyatts, an affiliate of Mr. Spinner, purchased an aggregate of 1,648,352 shares of Common Stock and five-year immediately exercisable warrants to purchase 549,451 shares of Common Stock in the Company’s concurrent private placements consummated in March 2014.  Wyatts’ purchases were made pursuant to subscription agreements on the same terms as other investors in the concurrent offerings.  See Note 10 to the Consolidated Financial Statements included in this Form 10-K for more information about the March 2014 private placements.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to (and we do not) have our Board of Directors comprised of a majority of “Independent Directors.”

Our Board of Directors has considered the independence of its directors in reference to the definition of “independent director” established by the Nasdaq Marketplace Rule 5605(a)(2). In doing so, the Board of Directors has reviewed all commercial and other relationships of each director in making its determination as to the independence of its directors. After such review, the Board of Directors has determined that Mr. Devlin and Mr. Spinner qualify as independent under the requirements of the Nasdaq listing standards.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

On April 25, 2013, Friedman LLP (“Friedman”) was dismissed as the Company's independent registered public accounting firm. As of April 25, 2013, the Company engaged Liggett, Vogt & Webb, P.A. (“LVW”) as its new independent registered public accounting firm.

The aggregate fees billed to the Company for services rendered in connection with the years ended December 31, 2013 and 2012 are set forth in the table below:

Fee Category	2013	2012
Audit fees (1)	$27,500	$24,000
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$27,500	$24,000

(1)
Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements. For 2013, all audit fees were billed by LVW.   For 2012, audit fees represent fees billed from LVW and Friedman of $12,000 and $12,000, respectively.

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

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description

2.1	2.1	Agreement and Plan of Merger by and among Specialty Beverage and Supplement, Inc., SBSI Acquisition Corp. and MOJO Ventures, Inc. dated May 13, 2011 (1)

2.2	2.1	Split-Off Agreement, dated as of October 27, 2011, by and among MOJO Ventures, Inc., SBSI Acquisition Corp., MOJO Organics, Inc., and the Buyers party thereto (2)

3.1	3.1	Certificate of Incorporation of MOJO Shopping, Inc. (3)

3.2	3.1	Amendment to Certificate of Incorporation of MOJO Ventures, Inc. (4)

3.3	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Ventures, Inc. (5)

3.4	3.4	Articles of Merger (1)

3.5	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Organics, Inc. (9)

3.6	3.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (11)

3.7	3.1	Amended and Restated Bylaws of MOJO Ventures, Inc. (6)

3.8	3.8	Amendment No. 1 to Amended and Restated Bylaws of MOJO Organics, Inc. (13)

10.1	*	Form of Second Amended and Restated Restricted Stock Agreement

10.2	10.6	2012 Long-Term Incentive Equity Plan (13)

10.3	10.7	Form of Stock Option Agreement under the 2012 Long-Term Incentive Equity Plan (13) †

10.4	10.8	Form of Indemnification Agreement with officers and directors (13)

10.5	10.1	Form of Promissory Note issued to OmniView Capital LLC and Paul Sweeney (11)

10.6	10.2	Advisor Agreement with OmniView Capital LLC (11)

10.7	10.3	Amended and Restated Securities Purchase Agreement (11)

10.8	10.4	Registration Rights Agreement (11)

10.9	10.5	Commitment letter executed by each of Glenn Simpson, Jeffrey Devlin and Richard Seet (11)

10.10	10.6	Amendment to Richard X. Seet Restricted Stock Agreement (11)

Exhibit No.	SEC Report Reference Number	Description

10.11	10.7	Letter Agreement relating to nominee right of OmniView Capital LLC (11)

10.12	10.1	Juice License Agreement between Chiquita Brands L.L.C. and MOJO Organics, Inc. dated as of August 15, 2012 (12)

10.13	10.17	Form of Subscription Agreement for 2013 Offering (13)

10.14	10.18	Employment Agreement dated March 1, 2013 between MOJO Organics, Inc. and Glenn Simpson (13) †

10.15	*	Form of Advisor Agreement

10.16	*	Form of Restricted Stock Agreement, dated December 4, 2014, between MOJO Organics, Inc. and each of Glenn Simpson, Richard Seet, Jeffrey Devlin and Nicholas Giannuzzi. †

10.17	*	Form of Restricted Stock Agreement, dated March 2014, between MOJO Organics, Inc. and each of Glenn Simpson, Richard Seet, Jeffrey Devlin, Peter Spinner and Marianne Vignone. †

10.18	*	Form of Subscription Agreement for March 2014 Stock (with Warrants) Offering

10.19	*	Form of Warrant

10.20	*	Form of Subscription Agreement for March 2014 Stock Offering

31.1/31.2	*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	**	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase

101.LAB	*	XBRL Taxonomy Extension Label Linkbase

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

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

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the Securities and Exchange Commission (the “SEC”) on May 18, 2011

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on November 2, 2011

(3)	Incorporated by reference to the Registrant's Registration Statement on Form SB-2 as an exhibit, numbered as indicated above, filed with the SEC on December 19, 2007

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on May 4, 2011

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on January 4, 2012

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on October 31, 2011

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on August 12, 2011

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on June 8, 2011

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on April 2, 2013

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as an exhibit, numbered as indicated above, filed with the SEC on June 25, 2013

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on February 1, 2013

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A as an exhibit, numbered as indicated above, filed with the SEC on February 7, 2013

(13)	Incorporated by reference to the Registrant’s Current Report on Form 10-K as an exhibit, numbered as indicated above, filed with the SEC on September 24, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOJO ORGANICS, INC.

Dated: April 16, 2014	By:	/s/Glenn Simpson
Glenn Simpson, Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Glenn Simpson	Director, Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)	April 16, 2014
Glenn Simpson

/s/Marianne Vignone	Controller (Principal Accounting Officer)	April 16, 2014
Marianne Vignone

/s/Jeffrey A. Devlin	Director	April 16, 2014
Jeffrey A. Devlin

/s/Richard X. Seet	Director	April 16, 2014
Richard X. Seet

/s/ Peter Spinner	Director	April 16, 2014
Peter Spinner

PART IV - FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
MOJO Organics, Inc.

We have audited the accompanying consolidated balance sheets of MOJO Organics, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years ended December 31, 2013 and 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has incurred substantial accumulated deficits and operating losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 3. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

	By:	/s/ Liggett, Vogt & Webb, P.A.

New York, NY
April 15, 2014

MOJO ORGANICS, INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2013 and 2012

	2013	2012

Revenues	$159,144	$-

Cost of Revenues	139,741	-

Gross Profit	19,403	-

Operating Expenses
General and administrative	2,791,761	1,598,066
Total Operating Expenses	2,791,761	1,598,066

Loss from Operations	(2,772,358)	(1,598,066)

Other Expenses
Interest expense	1,658	5,603
Loss on change in fair value of derivative liabilities	1,949	-
Total Other Expenses	3,607	5,603

Loss Before Provision for Income Taxes	(2,775,965)	(1,603,669)

Provision for Income Taxes	-	-

Net Loss	$(2,775,965)	$(1,603,669)

Preferred stock dividend	158,463	-

Net Loss available to common stockholders	$(2,934,428)	$(1,603,669)

Net loss available to common stockholders, basic and fully diluted	$(0.28)	$(0.25)

Basic and diluted weighted average number of common shares outstanding	10,485,770	6,543,566

The accompanying notes are an integral part of these consolidated financial statements.

  MOJO ORGANICS, INC.
Consolidated Balance Sheets
As of December 31, 2013 and 2012

ASSETS

	2013	2012

CURRENT ASSETS:
Cash and cash equivalents	$8,080	$1,379
Accounts Receivable	1,808	-
Inventory	87,805	22,820
Supplier deposits	122,305	-
Prepaid expenses	17,882	5,807
Total Current Assets	237,880	30,006

PROPERTY AND EQUIPMENT, net of accumulated depreciation	4,470	2,243

OTHER ASSETS
Security deposit	5,798	5,798

TOTAL ASSETS	$248,148	$38,047

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$289,120	$349,729
Notes payable to related parties	24,000	187,500
Total Current Liabilities	313,120	537,229

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000,000 shares authorized at $0.001 par value	-	-
Common stock, 190,000,000 shares authorized at $0.001 par value, 12,631,485 and 8,551,265 shares issued and outstanding, respectively	12,631	8,551
Additional paid in capital	13,044,119	9,838,024
Accumulated deficit	(13,121,722)	(10,345,757)
Total Stockholders' Deficit	(64,972)	(499,182)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$248,148	$38,047

The accompanying notes are an integral part of these consolidated financial statements.

MOJO ORGANICS, INC
Consolidated Statements of Stockholders' Deficit
For the Years Ended December 31, 2013 and 2012

	Common Stock				Preferred Stock
				Additional			Additional
			Common Stock	Paid-In			Paid-In	Accumulated	Stockholders'
	Shares	Amount	Subscription	Capital	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2011	3,862,035	$3,862	$(1,143)	$8,573,375	-	$-	$-	$(8,742,088)	$(165,994)

Issuance of restricted Common Stock:
Directors and Employees	4,553,516	4,553	-	1,108,428	-	-	-	-	1,112,981
Advisory services	250,000	250	-	157,250	-	-	-	-	157,500

Reversal of common stock subscription agreement	(114,286)	(114)	1,143	(1,029)	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	(1,603,669)	(1,603,669)

Balance, December 31, 2012	8,551,265	$8,551	$-	$9,838,024	-	$-	$-	$(10,345,757)	$(499,182)

Issuance of restricted Common Stock:
Employees in lieu of salary	42,714	43	-	100,649	-	-	-	-	100,692
Directors and Employees, net of forfeitures	425,253	425	-	832,714	-	-	-	-	833,139
Advisors and Consultants	463,463	463	-	963,699	-	-	-	-	964,162
Private placement offering	1,171,705	1,172	-	467,510	-	-	-	-	468,682

Stock based compensation - stock options	-	-	-	50,717	-	-	-	-	50,717

Issuance of Series A Preferred Stock	-	-	-	-	197,709	198	790,636	-	790,834
Conversion of Series A Preferred Stock to Common Stock	1,977,085	1,977	-	790,806	(197,709)	(198)	(790,636)	-	1,949

Net loss	-	-	-	-	-	-	-	(2,775,965)	(2,775,965)

Balance, December 31, 2013	12,631,485	$12,631	$-	$13,044,119	-	$-	$-	$(13,121,722)	$(64,972)

The accompanying notes are an integral part of these consolidated financial statements.

MOJO ORGANICS, INC
Consolidated Statements of Cash Flows
 For the Years Ended December 31, 2013 and 2012

	2013	2012

Cash flows from operating activities:
Net loss	$(2,775,965)	$(1,603,669)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,442	544
Share-based compensation - stock options	50,717	-
Stock issued to directors and employees	833,139	1,112,981
Stock issued to employees in lieu of salary	100,692	-
Stock issued to advisors and consultants	964,162	157,500
Loss on change in fair value of derivative liabilities	1,949	-

Changes in assets and liabilities:
Increase in accounts receivable	(1,808)	-
Increase in inventory	(64,985)	(22,820)
Increase in supplier deposits	(122,305)	-
Increase in prepaid expenses	(12,075)	(5,807)
Increase in security deposits	-	(5,798)
Increase in accounts payable and accrued expenses	100,592	183,735
Net cash used in operating activities	(924,445)	(183,334)

Net cash from investing activities:
Purchases of property and equipment	(3,669)	(2,787)
Net cash used in investing activities	(3,669)	(2,787)

Net cash from financing activities:
Notes payable to related parties	74,000	187,500
Issuance of preferred stock	412,134	-
Issuance of common stock	448,681	-
Net cash provided by financing activities	934,815	187,500

Net increase in cash and cash equivalents	6,701	1,379

Cash and cash equivalents at beginning of period	1,379	-

Cash and cash equivalents at end of period	$8,080	$1,379

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$7,262	$-
Taxes paid	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock issued for the conversion of notes payable to related parties	$378,700	$-
Accrued compensation converted to notes payable to related parties	$178,600	$-
Common stock issued for the conversion of notes payable to related parties	$249,200	$-

The accompanying notes are an integral part of these consolidated financial statements.

MOJO ORGANICS, INC.
Notes to Consolidated Financial Statements

NOTE 1 – BUSINESS AND BASIS OF PRESENTATION

Overview
MOJO Organics, Inc. (“MOJO” or the “Company”) was incorporated in the State of Delaware on August 2, 2007.  Headquartered in Jersey City, NJ, the Company engages in the product development, production, marketing and distribution of CHIQUITA TROPICALS™.  CHIQUITA TROPICALS™ are 100% Fruit Juices, produced under license agreement from Chiquita Brands L.L.C. (“Chiquita”).  The Company currently produces four exotic flavors: Banana Strawberry, Mango, Passion Fruit and Pineapple.

CHIQUITA TROPICALS™ first became commercially available in the New York tri-state area in late July 2013, and is currently sold in hundreds of retail outlets and on Amazon.com.

Basis of Presentation
In 2012, the accompanying consolidated financial statements include the accounts of the Company and MOJO Organics Operating Company, Inc., its formerly wholly-owned subsidiary (“MOJO Operating”). All significant inter-company accounts and transactions were eliminated in consolidation.

In 2013, the Company determined that the assets assigned to MOJO Operating, including the Dispensing Cap technology and Pinch sweetener, had no economic value.  Further, MOJO Operating has been dormant subsequent to the 2011 split off transaction, through which MOJO sold a portion of its business to certain of its shareholders and was deemed to be a voided entity for regulatory purposes.  MOJO Operating will no longer be considered an entity under the Company’s control for consolidation purposes.

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

Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market. At December 31, 2013 and 2012, inventories consisted entirely of raw materials.

Supplier Deposits
Supplier Deposits consist of prepaid inventory for which the Company has not yet taken delivery.

Property and Equipment and Depreciation
Property and equipment are stated at cost.  Depreciation is computed using the straight line method over the estimated useful life of the respective assets.  Computer equipment is depreciated over a period of 3 -5 years.  Maintenance and repairs are charged to expense when incurred.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.  At December 31, 2013 and 2012, accumulated depreciation related to property and equipment was $1,553 and $544, respectively.

Revenue Recognition
Revenues from sales of products are recognized at the time of delivery when title and risk of loss passes to the customer.  Recognition of revenue also requires reasonable assurance of collection of sales proceeds.

Net Loss Per Common Share
The Company computes per share amounts in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 260, “Earnings per Share”.  ASC Topic 260 requires presentation of basic and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. The conversion of Series A Preferred Stock and options was excluded from the computation of diluted shares outstanding for the year ended December 31, 2013.  The loss for the period would have had an anti-dilutive impact on the Company’s net loss per common share.

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

Tax returns for the years from 2009 to 2013 are subject to examination by tax authorities.

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

The Company adopted ASC Topic 820, “Fair Value Measurement,” which established a framework for measuring fair value and expands disclosure about fair value measurements.  ASC Topic 820 defines fair value as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC Topic 820 describes the following three levels of inputs that may be used:

•	Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date for identical,, unrestricted assets or liabilities;

•	Level 2 Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

•	Level 3 Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The Company did not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2013 or 2012. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2013 or 2012.

New Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. For the year ended December 31, 2013, the Company incurred a net loss from continuing operations of $2,775,965.  At December 31, 2013, the Company had a working capital deficit of $75,240 and accumulated losses of $13,121,722, which includes accumulated losses from discontinued operations of $8,576,094.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully obtain and retain customers in order to achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – INCOME TAX

The Company accounts for income taxes under the assets and liability method.  Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards.  Deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are  reduced by a  valuation  allowance  when,  in the opinion  of  management,  it is more  likely  than not  that  some portion or all of the deferred  tax assets will not be realized.

The reconciliation of income taxes at the statutory rate of 34% to the provision for income taxes recorded in the Consolidated Statements of Operations is as follows:

	Year ended December 31,
	2013	2012
Tax benefit at federal statutory rate	34.0%	34.0%
State tax expense, net of federal benefit	5.6	5.6
Change in valuation allowance	(39.6)	(39.6)
Effective tax rate	-	-

The reported provision for income tax differs from the amount computed by applying the statutory income tax rates to the loss before income tax as follows:

	Year ended December 31,
	2013	2012
Income tax expense at statutory rate	$(1,099,282)	$(635,053)
Valuation allowance	1,099,282	635,053
Income tax expense	$-	$-

Net deferred tax assets consist of the following components:

	As of December 31,
	2013	2012
Restricted Common Stock issued to directors and employees	$329,923	$440,740
Share-based compensation – stock options	20,084	-
Net operating loss carryover	1,384,328	194,313
Valuation allowance	(1,734,335)	(635,053)
Net deferred tax asset	$-	$-

An income tax benefit has not been recognized for operating losses generated in prior periods based on uncertainties concerning the ability to generate taxable income in future periods.  At December 31, 2013, the Company had available net operating loss carry-forwards of approximately $3,986,000 which expire in various years through the year ending December 31, 2033.  Utilization of the tax loss carry-forwards are not assured, however, because the Company has incurred significant operating losses.  As a result, the deferred income tax asset arising from these net operating loss carry-forwards and from other temporary differences are not recorded in the accompanying Consolidated Balance Sheets.  Due to the uncertainty of the Company’s realization of this benefit, a valuation allowance was established to fully reserve such assets.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Lease Commitment
The Company entered into an office service agreement for office space for a term of 12 months effective April 16, 2012.  The base monthly office fee under that agreement was $2,899.  Subsequent to April 2013, the Company rented its office space on a month to month basis.

Licensing Agreement
On August 15, 2012, the Company entered into a license agreement (“License Agreement”) for the use of a third party’s marks in the manufacture, sale, promotion, marketing, advertising and distribution of certain fruit juice products in select containers. The License Agreement grants the Company an exclusive license in Connecticut, New Jersey and New York and a non-exclusive license for the other states in the United States, plus Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua. The term of the License Agreement is for seven years from July 2013 (the date that the Company first invoiced customers for products sold under the License Agreement), subject to the Company meeting certain minimum sales volume and/or minimum royalty payments. Termination of the License Agreement could have a material and adverse impact on the Company’s business.  During the year ended December 31, 2013, the accrued royalty payment due to the third party was $184,240.  Future minimum royalty payments (in thousands) are $691 for 2014, $1,265 for 2015, $1,850 for 2016, $2,611 for 2017 and $11,617 for 2018 to 2020.

NOTE 6 – STOCKHOLDERS’ DEFICIT

The Company has authorized 10,000,000 shares of preferred stock (“Preferred Stock”) and 190,000,000 shares of common stock (“Common Stock”), each having a par value of $0.001.

 Stock Splits
On April 1, 2013, the Company effected a one-for-ten reverse stock split of the issued and outstanding shares of Common Stock (the “Reverse Split”). The number of authorized shares and the par value of the Common Stock were not changed.  The accompanying financial statements have been restated to reflect this reverse stock split.

Private Placement Offering
On May 1, 2013, the Company commenced a private placement offering of up to 1,250,000 shares of its Common Stock (the “Private Placement”) at a price of $0.40 per share pursuant to subscription agreements entered into with each investor.  As of June 18, 2013, the last date of the offering, 1,171,705 shares of Common Stock were sold, raising an aggregate of $468,681, which amount included $20,000 of notes outstanding.

Stock Incentive Plans
In March 2013, the Company approved the 2012 Long-Term Incentive Equity Plan (the “2012 Plan”), which provides the Company with the ability to issue stock options, stock appreciation rights, restricted stock and/or other stock based awards for up to an aggregate of 2,050,000 shares of Common Stock.

Restricted Stock Compensation
During the years ended December 31, 2013 and 2012, the Company issued shares of restricted Common Stock to certain of its directors, executive officers and employees.  Unvested restricted shares are subject to forfeiture.  With the exception of 1,165,251 shares which vest based upon achieving certain milestones, the Company records compensation expense over the vesting period based upon the fair market value on the date of grant for each share, adjusted for forfeitures.

A summary of the restricted stock issuances to directors, executive officers and employees is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested share balance, January 1, 2012	-	$-
Granted	4,553,516	1.35
Vested	(100,000)	1.30
Forfeited	-	-
Unvested share balance, December 31, 2012	4,453,516	$1.35
Granted	608,441	2.15
Vested	(88,309)	1.40
Forfeited	(183,240)	1.40
Unvested share balance, December 31, 2013	4,790,408	$1.45

In connection with the issuance of restricted stock, the Company recorded share-based compensation expense of $883,139 and $1,112,981 for the years ended December 31, 2013 and 2012, respectively.  As of December 31, 2013, there was $4,961,202 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation.  That cost is expected to be recognized during the years 2014 through 2016.

Advisory Services
On November 28, 2012, the Company entered into an agreement with an advisor to provide strategic business advisory services and assist the Company with networking and capital formation. As compensation for these services, the Company agreed to the issuance of 500,000 shares of Common Stock, 50% of which was issuable upon execution of the agreement and 50% of which was issuable upon the six month anniversary of the execution of the advisor agreement.  Accordingly, the Company issued 250,000 shares of Common Stock. The value of the stock issued was recorded in 2012, resulting in an expense of $157,500.  This advisory services agreement has since been terminated and the remaining 250,000 shares have not been, and will not be, issued.

 On October 3, 2013, the Company entered into an advisor agreement whereby the Company would receive strategic business advisory services, distributorship advisory services, sales and sales channel advisory services and investor relation advisory services in exchange for the issuance of 50,000 shares of restricted Common Stock.  The Common Stock vests six months from the date of the agreement.  In connection with this issuance, the Company recorded $75,000 in consulting fees during the year ended December 31, 2013, and will record an additional $75,000 in fees in 2014.

Also on October 3, 2013, the Company entered into an agreement for strategic business advisory services, public relations services and investor relations services.  In connection with this agreement, the Company issued 167,204 shares of restricted Common Stock and recorded consulting fees of $501,612 during 2013.  The stock is fully vested. The advisor was also issued an additional 200,000 shares of restricted Common Stock, which will vest quarterly based upon the Company reaching certain market capitalization and revenue goals.  Should the Company not reach these goals, the additional shares will be forfeited.  The goals were met for the first two quarters.  As a result, 100,000 of the additional 200,000 shares vested in 2013, and the Company recorded $280,000 in consulting fees in connection with this vesting.

During the year ended December 31, 2013, the Company issued 35,000 shares of Common Stock to two firms who provided legal services to the Company in lieu of cash.  Also during 2013, the Company entered into an agreement with a consultant whereby the Company would issue stock for services in lieu of cash.  The number of shares issued is calculated monthly and based upon the last sales price of the Common Stock for the month.  The number of shares issued for the year ended December 31, 2013 was 11,263.

 NOTE 7 – STOCK OPTIONS

Stock Incentive Plans
In July 2013, the Company granted certain directors and employees of the Company stock options pursuant to the 2012 Plan to purchase 210,000 shares of Common Stock at an exercise price of $2.07 per share, which was 115% of the last sale price of the Common Stock on the date of grant. The options become exercisable in July 2014 and expire in July 2015. In connection with the stock option issuances, compensation expense of $50,717 was recorded during the year ended December 31, 2013.

The following table summarizes stock option activity under the Plans:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual term (in years)
Outstanding at December 31, 2012	-	$-	-
Granted	210,000	$2.07	-
Forfeited	-	$-	-
Outstanding at December 31, 2013	210,000	$2.07	0.75
Exercisable at December 31, 2013	-	$-	-

As of December 31, 2013, there was $50,717 of total unrecognized compensation cost related to non-vested stock options. That cost will be recognized ratably over the first two quarters of 2014.

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2013 and 2012 was $90,300 and $0, respectively.  Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $2.50 and $0.70 as of December 31, 2013 and 2012, respectively, and the exercise price multiplied by the number of options outstanding.

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued for the years ended December 31, 2013 and 2012:

	December 31,
	2013	2012
Volatility	81%	-
Expected term (years)	1	-
Risk-free interest rate	0.15%	-
Dividend yield	0%	-

The exercise price grant dates in relation to the market price during 2013 and 2012 are as follows:

	2013	2012
Exercise price lower than market price	-	-

Exercise price equal to market price	-	-

Exercise price exceeded market price	$2.07	-

NOTE 8 – SERIES A CONVERTIBLE PREFERRED STOCK

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

The Series A Preferred Stock includes embedded anti-dilutive provisions that meet the defined criteria of a derivative liability as described in ASC Topic 815, “Derivatives and Hedging,” and therefore require bifurcation.  These embedded derivatives include certain conversion features indexed to the Company's Common Stock. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related items at their fair values as of the date of issue and at fair value as of each subsequent balance sheet date.   Changes in the fair value are charged to income at the end of each reporting period.

During the year ended December 31, 2013, a total of 197,708.5 shares of the Series A Preferred Stock had been converted into 1,977,085 shares of Common Stock. As of December 31, 2013 and 2012, there were zero shares of Series A Preferred Stock issued and outstanding.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2012, various expenses of the Company, including advances for operating purposes, were paid for or made by officers and shareholders of the Company. As of December 31, 2012, amounts due to related parties totaled $187,500 in notes payable. In January 2013, the Company received an additional advance of $50,000.  The notes bore interest at rates varying between 8% and 10% and were due on September 15, 2013.

The notes contained a conversion feature which allowed the holders, at their sole discretion, to convert some or all of the principal amount of their note outstanding into equity or debt securities issued by the Company in connection with any offering made by the Company during the period that the principal amount of the note was outstanding.  The conversion terms would be identical to the offering terms.  On January 31, 2013, the balance of notes outstanding of $237,500 was converted into 59,375 shares of Series A Preferred Stock.  Accrued interest of $7,261 was paid to the holders of the notes.  Interest expense of $1,658 and $5,603 was charged to operations for the years ended December 31, 2013 and 2012, respectively.

During the year ended December 31, 2013, the Company issued 42,714 shares of Common Stock to employees in lieu of cash, equivalent to $100,692.  In addition, accrued salary amounting to $141,200 and $20,000 was converted into 35,300 shares of Series A Preferred Stock and 50,000 shares of Common Stock as part of the Private Placement, respectively.

In December 2013, the Company received $24,000 in non-interest bearing, demand loans from certain related parties.  The loans were repaid in full by February 2014.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events,” the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the consolidated financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the consolidated financial statements as of December 31, 2013. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred through the date these consolidated financial statements were issued.

In March 2014, the Company consummated two concurrent private placement offerings, receiving an aggregate of $1,835,000 from accredited investors.  In one of the offerings, the Company sold an aggregate of 917,583 shares of Common Stock for $0.91 per share for a total of $835,000.  For each share purchased in this offering, investors received an immediately exercisable, five-year warrant to purchase one share of Common Stock at a price of $0.91 per share.  In the concurrent offering, the Company sold 1,098,901 shares of Common Stock for $0.91 per share for a total of $1,000,000.  The investor in the concurrent offering did not acquire warrants.

The Company issued an aggregate of 465,000 shares of Common Stock pursuant to the 2012 Plan to its employees and directors in March 2014.  The shares are subject to a restricted stock agreement, pursuant to which the shares will vest one year from the date of such agreement if the grantee is an employee or director (as applicable) of the Company at the time.  As part of the compensation package for a newly appointed director, the Company issued to an affiliate of such director warrants to purchase 183,454 shares of Common Stock, exercisable for a period of five years from the date of issuance at a price of $0.91 per share.

The Company issued 23,272 shares of Common Stock to its chief executive officer as payment of salary due for January and February 2014 in lieu of cash.  The shares were valued by the Company at the closing price of the Company’s Common Stock on the last trading day of the applicable month for which payment was due.

Also in March 2014, the Company issued warrants to purchase 13,740 shares of Common Stock at a price of $0.91 per share as well as 82,418 shares of Common Stock for advisory services.  The warrants are exercisable for five years from the date of issuance.

Finally in March 2014, the Company entered into two agreements pursuant to which the Company will receive advisory services related to strategy, distributorship, sales and sales channels and investor relations.  The Company granted to each advisor 100,000 shares of restricted Common Stock, subject to forfeiture if the advisor terminates or materially breaches the agreement before the six-month anniversary thereof.  The aggregate value of the advisory fees of $260,000 was calculated based upon the closing price of the Company’s Common Stock on the date of the agreement.  This amount will be charged to income ratably over the six month vesting period.