Form 10-Q
period 2014-03-31
Mojo Organics, Inc.
filed 2014-04-18
CIK 1414953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

201 633 6519
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,419,893 shares of common stock as of April 16, 2014.

ITEM 1.  FINANCIAL STATEMENTS

MOJO ORGANICS, INC.
Condensed Balance Sheets

ASSETS

	March 31,	December 31,
	2014	2013
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,200,205	$8,080
Accounts receivable	61,799	1,808
Inventory	276,317	87,805
Supplier deposits	94,711	122,305
Prepaid expenses	6,149	17,882
Total Current Assets	1,639,181	237,880

PROPERTY AND EQUIPMENT, net of accumulated depreciation	4,614	4,470

OTHER ASSETS
Security deposit	5,798	5,798

TOTAL ASSETS	$1,649,593	$248,148

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$143,084	$289,120
Notes payable to related parties	-	24,000
Total Current Liabilities	143,084	313,120

Commitments and Contingencies

STOCKHOLDERS' EQUITY / (DEFICIT)
Preferred stock, 10,000,000 shares authorized at $0.001 par value	-	-
Common stock, 190,000,000 shares authorized at $0.001 par value, 15,419,893 and 12,631,485 shares issued and outstanding, respectively	15,420	12,631
Additional paid in capital	16,068,000	13,044,119
Accumulated deficit	(14,576,911)	(13,121,722)
Total Stockholders' Equity / (Deficit)	1,506,509	(64,972)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$1,649,593	$248,148

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Operations
For the Three Months Ended March 31, 2014 and 2013
(unaudited)

	For the three months ended
	March 31, 2014	March 31, 2013

Revenues	$85,478	$-

Cost of Revenues	80,631	-

Gross Profit	4,847	-

Operating Expenses
Selling, general and administrative	1,460,036	520,502
Total Operating Expenses	1,460,036	520,502

Loss from Operations	(1,455,189)	(520,502)

Other Expenses
Interest expense	-	1,658
Loss on change in fair value of derivative liabilities	-	1,486
Total Other Expenses	-	3,144

Loss Before Provision for Income Taxes	(1,455,189)	(523,646)

Provision for Income Taxes	-	-

Net Loss	$(1,455,189)	$(523,646)

Preferred stock dividend	-	158,463

Net Loss available to common stockholders	$(1,455,189)	$(682,109)

Net loss available to common stockholders, basic and fully diluted	$(0.11)	$(0.08)

Basic and diluted weighted average number of common shares outstanding	13,020,804	8,551,265

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2014 and 2013
(unaudited)

	For the three months ended
	March 31, 2014	March 31, 2013

Cash flows from operating activities:
Net loss	$(1,455,189)	$(523,646)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	422	213
Share-based compensation - stock options	25,358	-
Stock and warrants issued to directors and employees	849,077	427,154
Stock issued to employees in lieu of salary	37,000	-
Stock and warrants issued to advisors and consultants	280,235	-
Loss on change in fair value of derivative liabilities	-	1,486

Changes in assets and liabilities:
Increase in accounts receivable	(59,991)	-
Increase in inventory	(188,512)	(11,179)
Decrease (Increase) in supplier deposits	27,594	(134,470)
Decrease in prepaid expenses	11,733	1,527
Decrease in accounts payable and accrued expenses	(146,016)	(84,231)
Net cash used in operating activities	(618,289)	(323,146)

Net cash from investing activities:
Purchases of property and equipment	(586)	(1,467)
Net cash used in investing activities	(586)	(1,467)

Net cash from financing activities:
Notes payable to related parties	(24,000)	50,000
Issuance of preferred stock	-	412,134
Sale of common stock	1,835,000	-
Net cash provided by financing activities	1,811,000	462,134

Net increase in cash and cash equivalents	1,192,125	137,521

Cash and cash equivalents at beginning of period	8,080	1,379

Cash and cash equivalents at end of period	$1,200,205	$138,900

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$7,262
Taxes paid	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock issued for the conversion of notes payable to related parties	$-	$378,700
Accrued compensation converted to notes payable to related parties	$37,000	$141,200
Common stock issued for the conversion of notes payable to related parties	$37,000	$-

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Stockholders' Equity / (Deficit)

	Common Stock			Preferred Stock
			Additional			Additional
			Paid-In			Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Capital	Deficit	Equity / (Deficit)
Balance, December 31, 2012	8,551,265	$8,551	$9,838,024	-	$-	$-	$(10,345,757)	$(499,182)

Issuance of restricted Common Stock:
Employees in lieu of salary	42,714	43	100,649	-	-	-	-	100,692
Directors and Employees, net of forfeitures	425,253	425	832,714	-	-	-	-	833,139
Advisors and Consultants	463,463	463	963,699	-	-	-	-	964,162
Private placement offering	1,171,705	1,172	467,510	-	-	-	-	468,682

Stock based compensation - stock options	-	-	50,717	-	-	-	-	50,717

Issuance of Series A Preferred Stock	-	-	-	197,709	198	790,636	-	790,834
Conversion of Series A Preferred Stock to Common Stock	1,977,085	1,977	790,806	(197,709)	(198)	(790,636)	-	1,949

Net loss	-	-	-	-	-	-	(2,775,965)	(2,775,965)

Balance, December 31, 2013	12,631,485	$12,631	$13,044,119	-	$-	$-	$(13,121,722)	$(64,972)

Issuance of restricted Common Stock and Warrants:
Employees in lieu of salary	23,272	23	36,977					37,000
Directors and Employees, net of forfeitures	465,000	465	848,612					849,077
Advisors and Consultants	283,652	284	279,951					280,235
Private placement offering	2,016,484	2,017	1,832,983					1,835,000

Stock based compensation - stock options			25,358					25,358

Net loss							(1,455,189)	(1,455,189)

Balance, March 31, 2014 (unaudited)	15,419,893	$15,420	$16,068,000	-	$-	$-	$(14,576,911)	$1,506,509

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Notes to Condensed Financial Statements
March 31, 2014

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

CHIQUITA TROPICALS™ first became commercially available in the New York tri-state area and on Amazon.com in late July 2013.  In February, 2014, the Company expanded its sales to the west coast, New England and Central America.  To grow its sales, the Company is utilizing food brokers and distributors as well as selling direct to certain large retail chain stores.

Interim Financial Statements
The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q  and article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited interim condensed financial statements included in this document have been prepared on the same basis as the annual financial statements, and in the Company’s opinion, reflect all adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2014 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2013 included in the Company’s Annual  Report on Form 10-K.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The consolidated financial statements are prepared in conformity with GAAP. Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
Cash equivalents include investment instruments, CD’s and time deposits purchased with a maturity of three months or less.

Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market.

Supplier Deposits
Supplier Deposits consist of prepaid inventory for which the Company has not yet taken delivery.

Property and Equipment and Depreciation
Property and equipment are stated at cost.  Depreciation is computed using the straight line method over the estimated useful life of the respective assets.  Computer equipment is depreciated over a period of 3 - 5 years.  Maintenance and repairs are charged to expense when incurred.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.  At March 31, 2014 and December 31, 2013, accumulated depreciation related to property and equipment was $1,975 and $1,553, respectively.

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

Deductions from Revenue
Costs incurred for sales incentives and discounts are accounted for as a reduction in revenue.  These costs include payments to customers for performing merchandising activities on our behalf, including in-store displays, promotions for new items and obtaining optimum shelf space.

Shipping and Handling Costs
Shipping and Handling Costs incurred to move finished goods from our sales distribution centers to customer locations are included in the line selling, general and administrative expenses in our Statements of Operations.

Net Loss Per Common Share
The Company computes per share amounts in accordance with ASC Topic 260, “Earnings per Share”.  ASC Topic 260 requires presentation of basic and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. The conversion of Series A Preferred Stock and options was excluded from the computation of diluted shares outstanding for the three months ended March 31, 2013.  The loss for the period would have had an anti-dilutive impact on the Company’s net loss per common share.

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

ASC Topic 740 also requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Tax returns for the years from 2009 to 2013 are subject to examination by tax authorities.

Stock-Based Compensation
ASC Topic 718, “Accounting for Stock-Based Compensation” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, warrants, employee stock purchase plans and stock appreciation rights.

ASC Topic 718 requires employee compensation expense to be recorded using the fair value method. The Company accounts for employee stock based compensation in accordance with the provisions of ASC Topic 718. For non-employee options and warrants, the company uses the fair value method as prescribed in ASC Topic 718.

Derivative Instruments
The Company’s derivative liabilities are related to embedded conversion features issued in connection with the Series A Preferred Stock. For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in fair value recognized in earnings each reporting period. The Company uses the Black-Scholes model to value the derivative instruments at inception and subsequent valuation dates and the value is re-assessed at the end of each reporting period, in accordance with ASC Topic 815, “Derivatives and Hedging.” Derivative instrument liabilities are classified in the balance sheets as current or non-current based upon whether or not the net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2014 or December 31, 2013. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended March 31, 2014 or December 31, 2013.

New Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

 NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. For the three months ended March 31, 2014, the Company incurred a net loss from continuing operations of $1,455,189.  As of March 31, 2014, the Company had accumulated losses of $14,576,911, which includes accumulated losses from discontinued operations of $8,576,094.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully obtain and retain customers in order to achieve profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – INVENTORY

As of March 31, 2014, inventory consisted of finished goods of $168,565 and raw materials of $107,752.  At December 31, 2013, the inventory balance of $87,805 consisted of raw materials.

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

During the year ended December 31, 2013, a total of 197,708.5 shares of the Series A Preferred Stock had been converted into 1,977,085 shares of Common Stock. As of March 31, 2014 and December 31, 2013, there were zero shares of Series A Preferred Stock issued and outstanding.

NOTE 6 – STOCKHOLDERS’ EQUITY

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

Private Placement Offerings

In March 2014, the Company consummated two concurrent private placement offerings (the “2014 Offerings”), receiving an aggregate of $1,835,000 from accredited investors.  In one of the offerings, the Company sold an aggregate of 917,582 shares of Common Stock for $0.91 per share for a total of $835,000.  For each share purchased in this offering, investors received an immediately exercisable, five year warrant to purchase one share of Common Stock at a price of $0.91 per share.  In the concurrent offering, the Company sold 1,098,091 shares of Common Stock for $0.91 per share for a total of $1,000,000.  The investor in the concurrent offering did not receive warrants.

On May 1, 2013, the Company commenced a private placement offering of up to 1,250,000 shares of its Common Stock (the “Private Placement”) at a price of $0.40 per share pursuant to subscription agreements entered into with each investor.  As of June 18, 2013, the last date of the offering, 1,171,705 shares of Common Stock were sold, raising an aggregate of $468,682, which amount included the conversion of $20,000 of notes then outstanding.

Stock Incentive Plans

In March 2013, the Company approved the 2012 Long-Term Incentive Equity Plan (the “2012 Plan”), which provides the Company with the ability to issue stock options, stock appreciation rights, restricted stock and/or other stock based awards for up to an aggregate of 2,050,000 shares of Common Stock.  In July 2013, the Company granted certain directors and employees of the Company stock options pursuant to the 2012 Plan to purchase 210,000 shares of Common Stock at an exercise price of $2.07 per share, which was 115% of the last sale price of the Common Stock on the date of grant. The options become exercisable in July 2014 and expire in July 2015. In connection with the stock option issuances, compensation expense of $25,358 was recorded during the three months ended March 31, 2014.

Restricted Stock Compensation

During the three months ended March 31, 2014, the Company issued 465,000 shares of Common Stock under the 2012 Plan to certain of its directors, executive officers and employees. The shares are subject to a restricted stock agreement, pursuant to which the shares will vest one year from the date of such agreement if the grantee is a director or employee (as applicable) of the Company at the time.

A summary of the restricted stock issuances to directors, officers and employees is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested share balance, January 1, 2013	4,453,516	$1.35
Granted	608,441	2.15
Vested	(88,309)	1.40
Forfeited	(183,240)	1.40
Unvested share balance, December 31, 2013	4,790,408	$1.45
Granted	465,000	1.28
Vested	(54,975)	1.40
Forfeited	-	-
Unvested share balance, March 31, 2014	5,200,433	$1.43

In connection with the issuance of restricted stock, the Company recorded share-based compensation expense of $602,597 and $427,154 for the three months ended March 31, 2014 and 2013, respectively.  With the exception of 1,165,251 shares which vest based upon achieving certain milestones, the Company records compensation expense over the vesting period based upon the fair market value on the date of grant for each share, adjusted for forfeitures.   As of March 31, 2014, there was $4,955,105 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation.  That cost is expected to be recognized during the years 2014 through 2016.

Stock Warrants

In March 2014, the Company issued warrants to purchase shares of Common Stock at a price of $0.91 per share.  The warrants are exercisable for five years from the date of issuance.

The following table summarizes warrant activity during the period:

Number of Warrants
Outstanding at January 1, 2014	-
Issued for services	197,194
Issued in connection with the 2014 Offerings	917,582
Outstanding at March 31, 2014	1,114,776
Exercisable at March 31, 2014	1,114,776

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of issuance for the warrants for the three months ended March 31, 2014:

March 31, 2014
Volatility	174%
Expected term (years)	5
Risk-free interest rate	1.53%
Dividend yield	0%

In connection with the issuance of warrants for services rendered, compensation expense of $246,479 and advisory fees of $18,460 were recorded during the three months ended March 31, 2014.   Since the warrants are fully vested, there is no future cost to the Company in connection with the warrants.  Warrants issued to investors as part of the 2014 Placements had no impact, and will have no future impact, on the Company’s statement of operations.

Advisory Services

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

Also in March 2014, the Company issued 82,418 and 1,234 shares of Common Stock for advisory work and consulting work, respectively.  The number of shares issued was calculated based upon the fair market value of the stock.

On October 3, 2013, the Company entered into an advisor agreement whereby the Company would receive strategic business advisory services, distributorship advisory services, sales and sales channel advisory services and investor relation advisory services in exchange for the issuance of 50,000 shares of restricted Common Stock.  The Common Stock vested on April 3, 2014.  In connection with this issuance, the Company recorded $75,000 in consulting fees during the three months ended March 31, 2014.

Also on October 3, 2013, the Company entered into an agreement for strategic business advisory services, public relations services and investor relations services.  In connection with this agreement, the Company issued 167,204 shares of restricted Common Stock and recorded consulting fees of $501,612 during 2013.  The stock is fully vested. The advisor was also issued an additional 200,000 shares of restricted Common Stock, which will vest quarterly based upon the Company reaching certain market capitalization and revenue goals.  Should the Company not reach these goals, the additional shares will be forfeited.  The goals were met for the first three quarters.  As a result, 150,000 of the additional 200,000 shares are vested as of March 31, 2014.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Lease Commitment
The Company entered into an office service agreement for office space for a term of 12 months effective February 11, 2014.  The base monthly office fee under that agreement is $1,147.  Prior to that, the Company rented its office space on a month to month basis.

Licensing Agreement
On August 15, 2012, the Company entered into a license agreement (“License Agreement”) for the use of a third party’s marks in the manufacture, sale, promotion, marketing, advertising and distribution of certain fruit juice products in select containers. The License Agreement grants the Company an exclusive license in Connecticut, New Jersey and New York and a non-exclusive license for the other states in the United States not included in the exclusive license, plus Costa Rica, El Salvador, Guatemala, Honduras and  Nicaragua. The term of the License Agreement is for seven years from July 2013 (the date that the Company first invoiced customers for products sold under the License Agreement), subject to the Company meeting certain minimum sales volume and/or minimum royalty payments. Termination of the License Agreement could have a material and adverse impact on the Company’s business.  Future minimum royalty payments (in thousands) are $691 for 2014, $1,265 for 2015, $1,850 for 2016, $2,611 for 2017 and $11,617 for 2018 to 2020.

NOTE 8 – RELATED PARTY TRANSACTIONS

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

During the year ended December 31, 2013, the Company issued 42,714 shares of Common Stock to employees in lieu of an aggregate of $100,692 cash salaries.  In addition, accrued salary amounting to $141,200 and $20,000 was converted into 35,300 shares of Series A Preferred Stock and 50,000 shares of Common Stock as part of the Private Placement, respectively.

On January 31, 2013, the balance of notes outstanding to related parties of $237,500 was converted into 59,375 shares of Series A Preferred Stock.  Accrued interest of $7,261 was paid to the holders of the notes.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events,” the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2014. In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

·	Critical Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
·
Results of Operations — Analysis of our financial results comparing the three months ended March 31, 2014 to 2013. Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

CRITICAL ACCOUNTING POLICIES

We have prepared our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”), which requires management to make significant judgments and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. We base these significant judgments and estimates on historical experience and other applicable assumptions we believe to be reasonable based upon information presently available. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the financial statements as soon as they became known. Actual results could materially differ from our estimates under different assumptions, judgments or conditions.

All of our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, to our financial statements, included elsewhere in this Quarterly Report. We have identified the following as our critical accounting policies and estimates, which are defined as those that are reflective of significant judgments and uncertainties, are the most pervasive and important to the presentation of our financial condition and results of operations and could potentially result in materially different results under different assumptions, judgments or conditions.

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements:

Use of Estimates — The financial statements are prepared in conformity with GAAP. Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 and 2013

Revenues
During the three months ended March 31, 2014, the Company reported revenue of $85,478. Sales were primarily comprised of initial orders from major grocers, distributors and direct sales distributors in the southwest, mid-atlantic and northeast states, respectively. There were no sales for the three months ended March 31, 2013.

Cost of Revenues
Cost of Revenues includes production costs and raw material costs.  For the three months ended March 31, 2014, cost of revenues was $80,631 or 94% of sales. There was no cost of revenues for the three months ended March 31, 2013.

Operating Expenses
For the three months ended March 31, 2014, operating expenses were $1,460,036, an increase of $939,534 or 181% over operating expenses for the three months ended March 31, 2013 of $520,502.  Stock-based compensation costs, which consist of charges to income for vesting in connection with restricted stock issuances, stock options and warrants, were $874,434 for the three months ended March 31, 2014, compared to $427,154 for the corresponding period in 2013.  This increase of $447,280 represents 48% of the increase in total operating expenses.  Advisory service fees and consulting fees, which were primarily paid in stock and warrants, consisted of 32% of the increase.  During the three months ended March 31, 2014, the Company incurred $299,836 in advisory service and consulting fees.  There were no fees for the three months ended March 31, 2013.    Marketing, promotional, selling and licensing fees were $116,839 for the three months ended March 31, 2014, compared to $0 for the corresponding period in 2013.  This increase represents 12% of the total increase in operating costs.

Net Loss
For the three months ended March 31, 2014 and 2013, the Company had net losses of $1,455,189 and $523,646, respectively.  This increase in net loss of $931,543 is primarily attributable to the increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

During the three months ended March 31, 2014, the Company received cash proceeds of $1,835,000 from the sale of Common Stock and warrants to purchase Common Stock in concurrent private placements consummated in March 2014.  As of March 31, 2014, the Company had working capital of $1,496,097.

Working Capital Needs

As a result of the financing in March 2014, the Company believes it has sufficient cash to fund the operations of the Company for the next twelve months.  Our business prospects are difficult to predict, however, due to our limited operating history.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of March 31, 2014.

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

None.

ITEM 1A.  RISK FACTORS

Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 14, 2014, the Company issued 82,418 shares of its Common Stock and warrants to purchase 13,740 shares of Common Stock with an exercise price of $.91 per share for advisory services provided to the Company.  Such shares and warrants were issued in reliance on the exemption from registration provided by Section 4(2) of the Act.

On March 14, 2014, the Company issued 1,234 shares of its Common Stock to a consultant of the Company as payment of consulting fees for services provided in February. In accordance with the consultant’s agreement with the Company, shares due in payment of such fees were valued at the last sale price of the Company’s Common Stock on the last trading day of the subject month.  Such shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Act.

In March 2014, the Company issued an aggregate of 200,000 shares of Common Stock to two advisors of the Company pursuant to advisory agreements entered into with each advisor. Such shares are subject to forfeiture if the advisor terminates or materially breaches the agreement before the six-month anniversary thereof.  Such shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Act.

In March 2014, the Company sold 917,583 and 1,098,901 shares of Common Stock in two concurrent private placement offerings.  The price of the Common Stock was $0.91 per share pursuant to subscription agreements entered into with each investor in the offering, for gross proceeds of $1,835,000.  For each share of Common Stock sold in the first offering of 917,583 shares of Common Stock, the investors receive one immediately exercisable five-year warrant to purchase one share of Common Stock at a price of $0.91 per share. The shares of Common Stock and warrants were sold under Section 4(2) of the Securities Act on a private placement basis to accredited investors.

On March 14, 2014, the Company issued an aggregate of 23,272 shares of its Common Stock to its chief executive officer as payment for amounts of the officer’s base salary due and owing under his employment agreement for the months of January (11,563 shares at $1.60 per share) and February (11,709 shares at $1.58 per share).  The shares were valued at the last sale price of the Company’s Common Stock on the last trading day of the subject month.  Such shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Act.

On March 17, 2014 and March 20, 2014, the Company granted an aggregate of 425,000 shares and 40,000 shares of Common Stock, respectively, to its officers and directors under the Company’s 2012 Long-Term Equity Incentive Plan (the “2012 Plan”).  Such shares are subject to a Restricted Stock Agreement between each grantee and the Company, pursuant to which such shares will vest twelve months from the date of issuance, provided the grantee is still an officer or director of the Company (as applicable).  Additionally on March 17 as part of the compensation package for a newly appointed director, the Company issued to an affiliate of such director warrants to purchase an aggregate of 183,454 shares of Common Stock, exercisable for a period of five years from the date of issuance at a price of $0.91 per share.  Such shares and warrants were issued in reliance on the exemption from registration provided by Section 4(2) of the Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

The following Exhibits are being filed with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
10.1	Form of Restricted Stock Agreement, dated March 2014, between MOJO Organics, Inc. and each of Glenn Simpson, Richard Seet, Jeffrey Devlin, Peter Spinner and Marianne Vignone. † (1)
10.2	Form of Subscription Agreement for March 2014 Stock (with Warrants) Offering (1)
10.3	Form of Warrant (1)
10.4	Form of Subscription Agreement for March 2014 Stock Offering (1)
31.1/31.2	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1/32.2	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

† Management compensation contract or arrangement

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

(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOJO ORGANICS, INC.

Dated: April 18, 2014	By:	/s/Glenn Simpson
Glenn Simpson, Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)