Form 10-K/A
period 2013-12-31
Mojo Organics, Inc.
filed 2014-08-06
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Mark One)
☒	ANNUAL REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 333-148190

MOJO Organics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-0884348
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

101 Hudson Street, 21st Floor
Jersey City, New Jersey	07302
(Address of principal executiveoffices)	(Postal Code)

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

		Page
Forward Looking Information
EXPLANATORY NOTE		1
PART II
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	1
PART IV
Item 15.	Exhibits, Financial Statement Schedules	3

SIGNATURES		4

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of MOJO Organics, Inc. (“Company”) for the fiscal year ended December 31, 2013 is being filed to reflect the changes to the following item in response to a comment letter received by the Company from the Securities and Exchange Commission:

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART II

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

Results of Operations

Years Ended December 31, 2013 and 2012

Revenues
The Company commenced sale of CHIQUITA TROPICALS™ in July 2013.  Revenues from its products for the year ended December 31, 2013 were $159,144.  Two distributors that covered the New York tri-state area accounted for 98% of these sales.  These distributors sold to smaller distributors who in turn sold to retailers, making the product available to consumers.  The License Agreement provides for minimum sales volumes, which were not met for the year ended December 31, 2013.  The Company had no revenue for the year ended December 31, 2012.

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

The Company utilizes third party production facilities and outsources its logistics.  These services are performed on an as-needed basis.  There are no minimum payments or contractual obligations associated with these services.

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

Item 15.   Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K/A:

Exhibit No.	SEC Report Reference Number	Description

31.1/31.2	*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	**	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

MOJO ORGANICS, INC.

Dated: August 6, 2014	By:	/s/Glenn Simpson
Glenn Simpson, Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Glenn Simpson	Director, Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)	August 6, 2014
Glenn Simpson

/s/ Marianne Vignone	Controller (Principal Accounting Officer)	August 6, 2014
Marianne Vignone

/s/ Jeffrey A. Devlin	Director	August 6, 2014
Jeffrey A. Devlin

/s/ Richard X. Seet	Director	August 6, 2014
Richard X. Seet

/s/ Peter Spinner	Director	August 6, 2014
Peter Spinner