Form 10-Q
period 2014-06-30
Mojo Organics, Inc.
filed 2014-08-14
CIK 1414953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,407,396 shares of common stock as of August 1, 2014.

MOJO ORGANICS, INC.
Condensed Balance Sheets

ASSETS

	June 30,	December 31,
	2014	2013
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$862,724	$8,080
Accounts receivable	66	1,808
Inventory	554,989	87,805
Supplier deposits	96,518	122,305
Prepaid expenses	25,423	17,882
Total Current Assets	1,539,720	237,880

PROPERTY AND EQUIPMENT, net of accumulated depreciation	4,794	4,470

OTHER ASSETS
Security deposit	2,294	5,798

TOTAL ASSETS	$1,546,808	$248,148

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$332,200	$289,120
Notes payable to related parties	-	24,000
Total Current Liabilities	332,200	313,120

Commitments and Contingencies

STOCKHOLDERS' EQUITY / (DEFICIT)
Preferred stock, 10,000,000 shares authorized at $0.001 par value	-	-
Common stock, 190,000,000 shares authorized at $0.001 par value, 15,407,396 and 12,631,485 shares issued and outstanding, respectively	15,407	12,631
Additional paid in capital	16,971,367	13,044,119
Accumulated deficit	(15,772,166)	(13,121,722)
Total Stockholders' Equity / (Deficit)	1,214,608	(64,972)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$1,546,808	$248,148

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Operations
For the Three Months and Six Months Ended June 30, 2014 and 2013
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues	$76,300	$-	$161,778	$-

Cost of Revenues	75,766	-	156,397	-

Gross Profit	534	-	5,381	-

Operating Expenses
Selling, general and administrative	1,196,098	561,051	2,656,134	1,081,553
Total Operating Expenses	1,196,098	561,051	2,656,134	1,081,553

Loss from Operations	(1,195,564)	(561,051)	(2,650,753)	(1,081,553)

Other Income / (Expense)
Interest income	309	-	309	-
Interest expense	-	-	-	(1,658)
Loss on change in fair value of derivative liabilities	-	(463)	-	(1,949)
Total Other Income / (Expense)	309	(463)	309	(3,607)

Loss Before Provision for Income Taxes	(1,195,255)	(561,514)	(2,650,444)	(1,085,160)

Provision for Income Taxes	-	-	-	-

Net Loss	$(1,195,255)	$(561,514)	$(2,650,444)	$(1,085,160)

Preferred stock dividend	-	-	-	158,463

Net Loss available to common stockholders	$(1,195,255)	$(561,514)	$(2,650,444)	$(1,243,623)

Net loss available to common stockholders, basic and fully diluted	$(0.08)	$(0.06)	$(0.19)	$(0.14)

Basic and diluted weighted average number of common shares outstanding	15,407,945	9,462,020	14,220,969	9,006,642

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Cash Flows
(unaudited)

	For the six months ended June 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(2,650,444)	$(1,085,160)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,361	460
Share-based compensation - stock options	50,717	-
Stock and warrants issued to directors and employees	1,575,944	854,308
Stock issued to employees in lieu of salary	37,000	-
Stock and warrants issued to advisors and consultants	442,736	-
Loss on change in fair value of derivative liabilities	-	1,949

Changes in assets and liabilities:
Decrease in accounts receivable	1,742	-
Increase in inventory	(467,184)	(189,866)
Decrease (increase) in supplier deposits	25,787	(250,792)
Increase in prepaid expenses	(7,541)	(27,998)
Decrease in security deposit	3,504	-
Increase (decrease) in accounts payable and accrued expenses	43,100	(46,254)
Net cash used in operating activities	(942,278)	(743,353)

Net cash from investing activities:
Purchases of property and equipment	(2,705)	(4,358)
Net cash used in investing activities	(2,705)	(4,358)

Net cash from financing activities:
Notes payable to related parties	(24,000)	50,000
Repurchase of restricted stock	(11,373)	-
Issuance of preferred stock	-	412,134
Sale of common stock	1,835,000	448,681
Net cash provided by financing activities	1,799,627	910,815

Net increase in cash and cash equivalents	854,644	163,104

Cash and cash equivalents at beginning of period	8,080	1,379

Cash and cash equivalents at end of period	$862,724	$164,483

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$7,262
Taxes paid	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock issued for the conversion of notes payable to related parties	$-	$378,700
Accrued compensation converted to notes payable to related parties	$37,000	$161,200
Common stock issued for the conversion of notes payable to related parties	$37,000	$161,200

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Stockholders' Equity / (Deficit)

	Common Stock			Preferred Stock
			Additional			Additional		Stockholders'
			Paid-In			Paid-In	Accumulated	Equity /
	Shares	Amount	Capital	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2013	12,631,485	$12,631	$13,044,119	-	$-	$-	$(13,121,722)	$(64,972)

Issuance of restricted Common Stock and Warrants:
Employees in lieu of salary	23,272	23	36,977	-	-	-	-	37,000
Directors and Employees, net of forfeitures	465,000	465	1,575,479	-	-	-	-	1,575,944
Advisors and Consultants	283,652	284	442,452	-	-	-	-	442,736
Private placement offering	2,016,484	2,017	1,832,983	-	-	-	-	1,835,000

Repurchase of restricted stock	(12,497)	(13)	(11,360)	-	-	-	-	(11,373)

Stock based compensation - stock options	-	-	50,717	-	-	-	-	50,717

Net loss	-	-	-	-	-	-	(2,650,444)	(2,650,444)

Balance, June 30, 2014 (unaudited)	15,407,396	$15,407	$16,971,367	-	$-	$-	$(15,772,166)	$1,214,608

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Notes to Condensed Financial Statements
June 30, 2014

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

CHIQUITA TROPICALS™ first became commercially available in the New York tri-state area and on Amazon.com in late July 2013.  In February, 2014, the Company expanded its sales to the west coast, New England and Central America.  To grow its sales, the Company utilizes food brokers and distributors as well as selling direct to certain large retail chain stores.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q  and article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited interim condensed financial statements included in this document have been prepared on the same basis as the annual financial statements, and in the Company’s opinion, reflect all adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the six months ended June 30, 2014 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2013 included in the Company’s Annual  Report on Form 10-K.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The condensed financial statements are prepared in conformity with GAAP. Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents
Cash equivalents include investment instruments and time deposits purchased with a maturity of three months or less.

Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market.

Supplier Deposits
Supplier Deposits consist of prepaid inventory for which the Company has not yet taken delivery.

Property and Equipment and Depreciation
Property and equipment are stated at cost.  Depreciation is computed using the straight line method over the estimated useful life of the respective assets.  Computer equipment is depreciated over a period of 3 - 5 years.  Maintenance and repairs are charged to expense when incurred.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.  At June 30, 2014 and December 31, 2013, accumulated depreciation related to property and equipment was $3,914 and $1,553, respectively.

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2014 or December 31, 2013. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended June 30, 2014 or December 31, 2013.

New Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period must be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  Earlier adoption is permitted.  The Company is currently evaluating the impact of the adoption of ASU 2014-12 on the Company's financial statements.

Management does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. For the six months ended June 30, 2014, the Company incurred a net loss from continuing operations of $2,650,444.  As of June 30, 2014, the Company had accumulated losses of $15,772,166, which includes accumulated losses from discontinued operations of $8,576,094.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully obtain and retain customers in order to achieve profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – INVENTORY

As of June 30, 2014, inventory consisted of finished goods of $250,069 and raw materials of $304,920.  At December 31, 2013, the inventory balance of $87,805 consisted of raw materials.

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

During the year ended December 31, 2013, a total of 197,708.5 shares of the Series A Preferred Stock had been converted into 1,977,085 shares of Common Stock. As of June 30, 2014 and December 31, 2013, there were zero shares of Series A Preferred Stock issued and outstanding.

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

Treasury Stock

In April 2014, the Company approved a repurchase of 12,497 shares of Common Stock for $11,372.  The shares were subsequently cancelled.

Stock Incentive Plans

In March 2013, the Company approved the 2012 Long-Term Incentive Equity Plan (the “2012 Plan”), which provides the Company with the ability to issue stock options, stock appreciation rights, restricted stock and/or other stock based awards for up to an aggregate of 2,050,000 shares of Common Stock.  In July 2013, the Company granted certain directors and employees of the Company stock options pursuant to the 2012 Plan to purchase 210,000 shares of Common Stock at an exercise price of $2.07 per share, which was 115% of the last sale price of the Common Stock on the date of grant. The options became exercisable in July 2014 and expire in July 2015. In connection with the stock option issuances, compensation expense of $50,717 was recorded during the six months ended June 30, 2014.

Restricted Stock Compensation

In March 2014, the Company issued 465,000 shares of Common Stock under the 2012 Plan to certain of its directors, executive officers and employees. The shares are subject to a restricted stock agreement, pursuant to which the shares will vest one year from the date of such agreement if the grantee is a director or employee (as applicable) of the Company at the time.

A summary of the restricted stock issuances to directors, officers and employees is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested share balance, January 1, 2013	4,453,516	$1.35
Granted	608,441	2.15
Vested	(88,309)	1.40
Forfeited	(183,240)	1.40
Unvested share balance, December 31, 2013	4,790,408	$1.45
Granted	465,000	1.28
Vested	(54,975)	1.40
Forfeited	-	-
Unvested share balance, June 30, 2014	5,200,433	$1.43

In connection with the issuance of restricted stock, the Company recorded share-based compensation expense of $1,329,464 and $854,308 for the six months ended June 30, 2014 and 2013, respectively.  With the exception of 1,165,251 shares which vest based upon achieving certain milestones, the Company records compensation expense over the vesting period based upon the fair market value on the date of grant for each share, adjusted for forfeitures.   As of June 30, 2014, there was $2,900,517 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation.  That cost is expected to be recognized during the years 2014 through 2016.

Stock Warrants

In March 2014, the Company issued warrants to purchase shares of Common Stock at a price of $0.91 per share.  The warrants are exercisable for five years from the date of issuance.

The following table summarizes warrant activity during the period:

Number of Warrants
Outstanding at January 1, 2014	-
Issued for services	197,194
Issued in connection with the 2014 Offerings	917,582
Outstanding at June 30, 2014	1,114,776
Exercisable at June 30, 2014	1,114,776

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of issuance for the warrants for the six months ended June 30, 2014:

June 30, 2014
Volatility	174%
Expected term (years)	5
Risk-free interest rate	1.53%
Dividend yield	0%

In connection with the issuance of warrants for services rendered, compensation expense of $246,479 and advisory fees of $18,460 were recorded during the six months ended June 30, 2014.   Since the warrants are fully vested, there is no future cost to the Company in connection with the warrants.  Warrants issued to investors as part of the 2014 Placements had no impact, and will have no future impact, on the Company’s statement of operations.

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

On October 3, 2013, the Company entered into an advisor agreement whereby the Company would receive strategic business advisory services, distributorship advisory services, sales and sales channel advisory services and investor relation advisory services in exchange for the issuance of 50,000 shares of restricted Common Stock.  The Common Stock vested on April 3, 2014.  In connection with this issuance, the Company recorded $75,000 in consulting fees during the six months ended June 30, 2014.

On October 3, 2013, the Company entered into an agreement for strategic business advisory services, public relations services and investor relations services with Mr. Ian Thompson.  In connection with this agreement, the Company issued 167,204 shares of restricted Common Stock and recorded consulting fees of $501,612 during 2013, which was the fair market value of the stock on the date of issue; there was no cash payment to Mr. Thompson by the Company.  The stock is fully vested; however it is restricted from trading. The advisor was also issued an additional 200,000 shares of restricted Common Stock, which was to vest quarterly based upon the Company reaching certain market capitalization and revenue goals, in addition to providing the above services, with the last tranche vesting scheduled to vest on June 30, 2014.  Throughout the term of the agreement, the Company requested the advisor to render performance under the agreement and to provide evidence of same. The Company believes, however, that Mr. Thompson failed to perform in all material respects under the terms of the agreement.  On June 27, 2014, the Company terminated the agreement.  Accordingly, the final tranche of 50,000 shares did not vest.  Further, the Company is taking all necessary steps for the cancellation of the other shares totaling 317,204 shares, due to lack of delivery of consideration and breach of the agreement.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Lease Commitment
The Company entered into an office service agreement for office space for a term of 12 months effective February 11, 2014.  The base monthly office fee under that agreement is $1,147.  Prior to that, the Company rented its office space on a month to month basis.

Licensing Agreement
On August 15, 2012, the Company entered into a license agreement (“License Agreement”) for the use of a third party’s marks in the manufacture, sale, promotion, marketing, advertising and distribution of certain fruit juice products in select containers. The License Agreement grants the Company an exclusive license in Connecticut, New Jersey and New York and a non-exclusive license for the other states in the United States not included in the exclusive license, plus Costa Rica, El Salvador, Guatemala, Honduras and  Nicaragua. The term of the License Agreement is for seven years from July 2013 (the date that the Company first invoiced customers for products sold under the License Agreement), subject to the Company meeting certain minimum sales volume and/or minimum royalty payments. Termination of the License Agreement could have a material and adverse impact on the Company’s business.  Future minimum royalty payments (in thousands) are $507 for 2014, $1,265 for 2015, $1,850 for 2016, $2,611 for 2017 and $11,617 for 2018 to 2020.  As of June 30, 2014, the Company has accrued $184,240 for royalty payments due for the six months ended June 30, 2014.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events,” the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of June 30, 2014. In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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
·
Results of Operations — Analysis of our financial results comparing the three months ended and six months ended June 30, 2014 to 2013. Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 and 2013

Revenues

During the three months ended June 30, 2014, the Company reported revenue of $76,300. Sales were primarily comprised of orders from major grocers, direct accounts and distributors. Sales to grocers and direct accounts amounted to 65% of total revenue.  Sales to distributors amounted to 35% of total revenue.  There were no sales for the three months ended June 30, 2013.

Cost of Revenues

Cost of Revenues includes production costs and raw material costs.  For the three months ended June 30, 2014, cost of revenues was $75,766. There was no cost of revenues for the three months ended June 30, 2013.

Operating Expenses
For the three months ended June 30, 2014, operating expenses were $1,196,098, an increase of $635,047 or 113% over operating expenses for the three months ended June 30, 2013 of $561,051.  Stock-based compensation costs, which consist of charges to income for vesting in connection with restricted stock issuances, stock options and warrants, were $914,725 for the three months ended June 30, 2014, compared to $427,154 for the corresponding period in 2013.  This increase of $487,571 represents 77% of the increase in total operating expenses.  Marketing, promotional, selling and licensing fees were $121,010 for the three months ended June 30, 2014, compared to $0 for the corresponding period in 2013.  This increase represents 19% of the total increase in operating costs.

Net Loss
For the three months ended June 30, 2014 and 2013, the Company had net losses of $1,195,255 and $561,514, respectively.  This increase in net loss of $633,741 is primarily attributable to the increase in operating expenses.

Six Months Ended June 30, 2014 and 2013

Revenues
During the six months ended June 30, 2014, the Company reported revenue of $161,778. Sales were primarily comprised of orders from major grocers, distributors and direct sales distributors (“DSDs”) in the southwest, mid-atlantic and northeast states, respectively.  Sales to grocers and direct accounts amounted to 55% of total revenue.  This was followed by sales to distributors and DSDs of 28% and 17% of total revenue, respectively.  The Company has exclusive agreements with several DSDs that cover certain geographical areas. There are no contracts with our other customers. There were no sales for the six months ended June 30, 2013.

Cost of Revenues
Cost of Revenues includes production costs and raw material costs.  For the six months ended June 30, 2014, cost of revenues was $156,397. There was no cost of revenues for the six months ended June 30, 2013.

Operating Expenses
For the six months ended June 30, 2014, operating expenses were $2,656,134, an increase of $1,574,581 or 146% over operating expenses for the six months ended June 30, 2013 of $1,081,553.  Stock-based compensation costs, which consist of charges to income for vesting in connection with restricted stock issuances, stock options and warrants, were $2,079,945 for the six months ended June 30, 2014, compared to $854,308 for the corresponding period in 2013.  This increase of $1,225,637 represents 78% of the increase in total operating expenses.  Marketing, promotional, selling and licensing fees were $237,849 for the six months ended June 30, 2014, compared to $1,369 for the corresponding period in 2013.  This increase of $236,480 represents 15% of the total increase in operating costs.

Net Loss
For the six months ended June 30, 2014 and 2013, the Company had net losses of $2,650,444 and $1,085,160, respectively.  This increase in net loss of $1,565,284 is primarily attributable to the increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

During the six months ended June 30, 2014, the Company received cash proceeds of $1,835,000 from the sale of Common Stock and warrants to purchase Common Stock in concurrent private placements consummated in March 2014.  As of June 30, 2014, the Company had working capital of $1,207,520.

Working Capital Needs

As a result of the financing in March 2014, the Company believes it has sufficient cash to fund the operations of the Company for the next twelve months.  Our business prospects are difficult to predict, however, due to our limited operating history.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of June 30, 2014.

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

As previously reported, the Company does not have an audit committee and is not obligated to have one. Although it remains management’s view that such a committee is an important internal control over financial reporting, management does not believe that the lack of an audit committee could result in a material misstatement in the Company’s financial statements in the near future. Accordingly, management has concluded that this deficiency alone does not constitute a material weakness in the Company’s internal control over financial reporting, and has considered the foregoing in its determination that the Company’s internal controls over financial reporting and its disclosure controls and procedures were effective as of the Evaluation Date.

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

None.

ITEM 1A.  RISK FACTORS

Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered equity securities for the three months ended June 30, 2014.  The following table sets forth information for the three months ended June 30, 2014 with respect to repurchases of our outstanding common stock:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share
April 1, 2014 – April 30, 2014 (1)	12,497	$0.91
May 1, 2014 – May 31, 2014	-	-
June 1, 2014 – June 30, 2014 (2)	367,204	$0.0001
Total	379,701	$0.03

(1)	The Company repurchased common stock originally granted in a service agreement from a service provider after the mutual termination of the service agreement.
(2)
Represents non-vested shares that were provided as compensation in service agreement.  After substantial non-performance of the contract, the Company cancelled the service agreement and has cancelled all non-vested shares.

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

MOJO ORGANICS, INC.

Dated: August 14, 2014	By:	/s/Glenn Simpson
Glenn Simpson, Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)