Form 10-Q
period 2014-09-30
Mojo Organics, Inc.
filed 2014-10-02
CIK 1414953

__________________________________________________________________________________

__________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________________________________________________

FORM 10-Q

__________________________________________________________________________________

x Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

o Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. o Yes     x No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   x Yes     o No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

o	Large accelerated filer Accelerated filer	o	Accelerated filer
o	Non-accelerated filer	x	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     o Yes     x No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,907,396 shares of common stock as of October 1, 2014.

MOJO ORGANICS, INC.
Condensed Balance Sheets

ASSETS

	September 30,	December 31,
	2014	2013
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$498,353	$8,080
Accounts receivable	40,789	1,808
Inventory	528,685	87,805
Supplier deposits	96,518	122,305
Prepaid expenses	11,603	17,882
Total Current Assets	1,175,948	237,880

PROPERTY AND EQUIPMENT, net of accumulated depreciation	3,496	4,470

OTHER ASSETS
Security deposit	2,294	5,798

TOTAL ASSETS	$1,181,738	$248,148

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$428,718	$289,120
Notes payable to related parties	—	24,000
Total Current Liabilities	428,718	313,120

Commitments and Contingencies

STOCKHOLDERS' EQUITY / (DEFICIT)
Preferred stock, 10,000,000 shares authorized at $0.001
par value, no shares issued and outstanding	—	—
Common stock, 190,000,000 shares authorized at $0.001
par value, 16,907,396 and 12,631,485 shares issued and outstanding,
respectively	16,907	12,631
Additional paid in capital	17,799,483	13,044,119
Accumulated deficit	(17,063,370)	(13,121,722)
Total Stockholders' Equity / (Deficit)	753,020	(64,972)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY / (DEFICIT)	$1,181,738	$248,148

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Operations
For the Three Months and Nine Months Ended September 30, 2014 and 2013
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$85,760	$186,391	$247,538	$186,391

Cost of Revenues	96,463	166,664	252,860	166,664

Gross Profit (Loss)	(10,703)	19,727	(5,322)	19,727

Operating Expenses
Selling, general and administrative	1,280,597	731,675	3,936,731	1,813,228
Total Operating Expenses	1,280,597	731,675	3,936,731	1,813,228

Loss from Operations	(1,291,300)	(711,948)	(3,942,053)	(1,793,501)

Other Income / (Expense)
Interest income	96	—	405	—
Interest expense	—	—	—	(1,658)
Loss on change in fair value of derivative liabilities	—	—	—	(1,949)
Total Other Income / (Expense)	96	—	405	(3,607)

Loss Before Provision for Income Taxes	(1,291,204)	(711,948)	(3,941,648)	(1,797,108)

Provision for Income Taxes	—	—	—	—

Net Loss	$(1,291,204)	$(711,948)	$(3,941,648)	$(1,797,108)

Preferred stock dividend	—	—	—	158,463

Net Loss available to common stockholders	$(1,291,204)	$(711,948)	$(3,941,648)	$(1,955,571)

Net loss available to common stockholders, basic and fully diluted	$(0.08)	$(0.06)	$(0.27)	$(0.19)

Basic and diluted weighted average number of common shares outstanding	16,059,570	11,654,360	14,840,571	10,141,011

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Cash Flows
(unaudited)

	For the nine months ended September 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(3,941,648)	$(1,797,108)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,149	1,029
Share-based compensation - stock options	60,300	25,358
Stock and warrants issued to directors and employees	2,302,811	1,332,962
Stock issued to employees in lieu of salary	37,000	—
Stock and warrants issued to advisors and consultants	551,070	8,400
Loss on change in fair value of derivative liabilities	—	1,949

Changes in assets and liabilities:
Increase in accounts receivable	(38,981)	(30,332)
Increase in inventory	(440,880)	(224,343)
Decrease (increase) in supplier deposits	25,787	(99,992)
Decrease (increase) in prepaid expenses	6,279	(21,028)
Decrease in security deposit	3,504	—
Increase (decrease) in accounts payable and accrued expenses	139,598	(59,597)
Net cash used in operating activities	(1,292,011)	(862,702)

Net cash from investing activities:
Purchases of property and equipment	(2,175)	(3,236)
Net cash used in investing activities	(2,175)	(3,236)

Net cash from financing activities:
Notes payable to related parties	(24,000)	50,000
Repurchase of restricted stock	(11,373)	—
Issuance of preferred stock	—	412,134
Sale of common stock, net	1,819,832	448,681
Net cash provided by financing activities	1,784,459	910,815

Net increase in cash and cash equivalents	490,273	44,877

Cash and cash equivalents at beginning of period	8,080	1,379

Cash and cash equivalents at end of period	$498,353	$46,256

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$7,262
Taxes paid	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock issued for the conversion of notes payable to related parties	$—	$378,700
Accrued compensation converted to notes payable to related parties	$37,000	$161,200
Common stock issued for the conversion of notes payable to related parties	$37,000	$161,200

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statement of Stockholders' Equity / (Deficit)
For the Nine Months Ended September 30, 2014

	Common Stock
			Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity / (Deficit)
Balance, December 31, 2013	12,631,485	$12,631	$13,044,119	$(13,121,722)	$(64,972)

Issuance of restricted Common Stock and Warrants:
Employees in lieu of salary	23,272	23	36,977	—	37,000
Directors and Employees, net of forfeitures	1,965,000	1,965	2,300,846	—	2,302,811
Advisors and Consultants	283,652	284	550,786	—	551,070
Private placement offering	2,016,484	2,017	1,817,815	—	1,819,832

Repurchase of restricted stock	(12,497)	(13)	(11,360)	—	(11,373)

Stock based compensation - stock options	—	—	60,300	—	60,300

Net loss	—	—	—	(3,941,648)	(3,941,648)

Balance, September 30, 2014 (unaudited)	16,907,396	$16,907	$17,799,483	$(17,063,370)	$753,020

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.

Notes to Condensed Financial Statements

September 30, 2014

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

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q  and article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited interim condensed financial statements included in this document have been prepared on the same basis as the annual financial statements, and in the Company’s opinion, reflect all adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the nine months ended September 30, 2014 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2013 included in the Company’s Annual  Report on Form 10-K.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. When necessary, the Company provides allowances to adjust the carrying value of its inventories to the lower of cost or net realizable value.

Supplier Deposits

Supplier Deposits consist of prepaid inventory for which the Company has not yet taken delivery.

Property and Equipment and Depreciation

Property and equipment are stated at cost.  Depreciation is computed using the straight line method over the estimated useful life of the respective assets.  Computer equipment is depreciated over a period of 3 - 5 years.  Maintenance and repairs are charged to expense when incurred.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.  At September 30, 2014 and December 31, 2013, accumulated depreciation related to property and equipment was $4,646 and $1,553, respectively.

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

Net Loss Per Common Share

The Company computes per share amounts in accordance with ASC Topic 260, “Earnings per Share”.  ASC Topic 260 requires presentation of basic and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. The conversion of Series A Preferred Stock and options was excluded from the computation of diluted shares outstanding for the three months and nine months ended September 30, 2013.  The loss for the period would have had an anti-dilutive impact on the Company’s net loss per common share.

The following potentially dilutive securities have been excluded from the computation of weighted average shares outstanding for the three months and nine months ended September 30, 2014 and 2013, as they would have had an anti-dilutive impact on the Company’s net loss per common share:

	2014	2013
Shares underlying options outstanding	830,000	210,000
Shares underlying warrants outstanding	1,114,776	-
Total	1,944,776	210,000

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

The Company adopted ASC Topic 820, “Fair Value Measurement,” which established a framework for measuring fair value and expands disclosure about fair value measurements.  ASC Topic 820 defines fair value as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC Topic 820 describes the following three levels of inputs that may be used:

·	Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date for identical,, unrestricted assets or liabilities;
·	Level 2 Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;
·	Level 3 Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The Company did not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2014 or December 31, 2013. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended September 30, 2014 or December 31, 2013.

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

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).

The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15 on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. For the nine months ended September 30, 2014, the Company incurred a net loss from continuing operations of $3,941,648.  As of September 30, 2014, the Company had accumulated losses of $17,063,370, which includes accumulated losses from discontinued operations of $8,576,094.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully obtain and retain customers in order to achieve profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – INVENTORY

As of September 30, 2014, inventory consisted of finished goods of $358,920 and raw materials of $169,765.  At December 31, 2013, the inventory balance of $87,805 consisted of raw materials.

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

During the year ended December 31, 2013, a total of 197,708.5 shares of the Series A Preferred Stock had been converted into 1,977,085 shares of Common Stock. As of September 30, 2014 and December 31, 2013, there were zero shares of Series A Preferred Stock issued and outstanding.

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

Private Placement Offerings

In March 2014, the Company consummated two concurrent private placement offerings (the “2014 Offerings”), receiving an aggregate of $1,819,832, net of expenses, from accredited investors.  In one of the offerings, the Company sold an aggregate of 917,582 shares of Common Stock for $0.91 per share for a total of $835,000.  For each share purchased in this offering, investors received an immediately exercisable, five year warrant to purchase one share of Common Stock at a price of $0.91 per share.  In the concurrent offering, the Company sold 1,098,091 shares of Common Stock for $0.91 per share for a total of $1,000,000.  The investor in the concurrent offering did not receive warrants.

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

Stock Incentive Plans

In August 2014, the Company granted certain directors and employees of the Company stock options pursuant to the 2012 Plan to purchase 620,000 shares of Common Stock at an exercise price of $0.255 per share, which was the closing price at the date of grant. The options become exercisable over a period of two years and expire in August 2019.

In July 2013, the Company granted certain directors and employees of the Company stock options pursuant to the 2012 Plan to purchase 210,000 shares of Common Stock at an exercise price of $2.07 per share, which was 115% of the last sale price of the Common Stock on the date of grant. The options became exercisable in July 2014 and expire in July 2015.

In connection with the stock option issuances, compensation expense of $60,300 was recorded during the nine months ended September 30, 2014.

Restricted Stock Compensation

In August 2014, the Company issued 1,500,000 shares of Common Stock to an executive officer. The shares are subject to a restricted stock agreement, and the vesting is conditional upon the Company reaching certain performance goals. Should the executive officer’s employment with the Company end, any unvested shares are forfeited.

In March 2014, the Company issued 465,000 shares of Common Stock under the 2012 Plan to certain of its directors, executive officers and employees. The shares are subject to a restricted stock agreement, pursuant to which the shares will vest one year from the date of such agreement if the grantee is a director or employee (as applicable) of the Company at the time.

A summary of the restricted stock issuances to directors, officers and employees is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested share balance, January 1, 2013	4,453,516	$1.35
Granted	608,441	2.15
Vested	(88,309)	1.40
Forfeited	(183,240)	1.40
Unvested share balance, December 31, 2013	4,790,408	$1.45
Granted	1,965,000	.25
Vested	(54,975)	1.40
Forfeited	-	-
Unvested share balance, September 30, 2014	6,700,433	$1.10

In connection with the issuance of restricted stock, the Company recorded share-based compensation expense of $2,853,881 and $1,281,462 for the nine months ended September 30, 2014 and 2013, respectively.  With the exception of 2,665,251 shares which vest based upon achieving certain milestones, the Company records compensation expense over the vesting period based upon the fair market value on the date of grant for each share, adjusted for forfeitures.   As of September 30, 2014, there was $3,955,729 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation.  That cost is expected to be recognized during the years 2014 through 2016.

Stock Warrants

In March 2014, the Company issued warrants to purchase shares of Common Stock at a price of $0.91 per share.  The warrants are exercisable for five years from the date of issuance.

The following table summarizes warrant activity during the period:

Number of Warrants
Outstanding at January 1, 2014	-
Issued for services	197,194
Issued in connection with the 2014 Offerings	917,582
Outstanding at September 30, 2014	1,114,776
Exercisable at September 30, 2014	1,114,776

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of issuance for the warrants for the nine months ended September 30, 2014:

September 30, 2014
Volatility	174%
Expected term (years)	5
Risk-free interest rate	1.53%
Dividend yield	0%

In connection with the issuance of warrants for services rendered, compensation expense of $246,479 and advisory fees of $18,460 were recorded during the nine months ended September 30, 2014.   Since the warrants are fully vested, there is no future cost to the Company in connection with the warrants.  Warrants issued to investors as part of the 2014 Placements had no impact, and will have no future impact, on the Company’s statement of operations.

Advisory Services

In March 2014, the Company entered into two agreements pursuant to which the Company will receive advisory services related to strategy, distributorship, sales and sales channels and investor relations.  The Company granted to each advisor 100,000 shares of restricted Common Stock, subject to forfeiture if the advisor terminates or materially breaches the agreement before the six-month anniversary thereof.  The aggregate value of the advisory fees of $260,000 was calculated based upon the closing price of the Company’s Common Stock on the date of the agreement, and was charged to income during the nine months ended September 30, 2014.

Also in March 2014, the Company issued 82,418 and 1,234 shares of Common Stock for advisory work and consulting work, respectively.  The number of shares issued was calculated based upon the fair market value of the stock.

On October 3, 2013, the Company entered into an advisor agreement whereby the Company would receive strategic business advisory services, distributorship advisory services, sales and sales channel advisory services and investor relation advisory services in exchange for the issuance of 50,000 shares of restricted Common Stock.  The Common Stock vested on April 3, 2014.  In connection with this issuance, the Company recorded $75,000 in consulting fees during the nine months ended September 30, 2014.

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

Licensing Agreement

On August 15, 2012, the Company entered into a license agreement (“License Agreement”) for the use of a third party’s marks in the manufacture, sale, promotion, marketing, advertising and distribution of certain fruit juice products in select containers. The License Agreement grants the Company an exclusive license in Connecticut, New Jersey and New York and a non-exclusive license for the other states in the United States not included in the exclusive license, plus Costa Rica, El Salvador, Guatemala, Honduras and  Nicaragua. The term of the License Agreement is for seven years from July 2013 (the date that the Company first invoiced customers for products sold under the License Agreement), subject to the Company meeting certain minimum sales volume and/or minimum royalty payments. Termination of the License Agreement could have a material and adverse impact on the Company’s business.  Future minimum royalty payments (in thousands) are $507 for 2014, $1,265 for 2015, $1,850 for 2016, $2,611 for 2017 and $11,617 for 2018 to 2020.  As of September 30, 2014, the Company has accrued $253,612 for royalty payments.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events,” the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2014. In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

·	Critical Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
·	Results of Operations — Analysis of our financial results comparing the three months ended and nine months ended September 30, 2014 to 2013. Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on the Company’s financial statements, see Note 2 to the Notes to Condensed Financial Statements included in this Quarterly Report.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 and 2013

Revenues

During the three months ended September 30, 2014, the Company reported revenue of $85,760. Sales were primarily comprised of orders from distributors and direct sales distributors (“DSDs”). Sales to distributors, primarily C&S Wholesale Grocers, and DSDs, primarily Great State Beverage Inc. and Elmhurst Dairy Inc., amounted to 70% and 21%, respectively, of total revenue.  The Company has exclusive agreements with several DSDs that cover certain geographical areas. There are no contracts with our other customers. During the three months ended September 30, 2013, the Company reported revenue of $186,391. This revenue was comprised of sales to Eastern Distributors and Wholesome Choice, Inc.

All of the Company’s revenue for the three months ended September 30, 2014 and 2013, was derived from the sale of products under the License Agreement. The License Agreement with Chiquita provides for minimum sales volume requirements for each six month contract period. Chiquita may terminate the License Agreement should the Company fail to meet its minimum sales volume for any two consecutive contract periods. The Company did not meet its minimum sales volume requirement during the year ended December 31, 2013 and the six months ended June 30, 2014. Chiquita is aware of the Company not meeting these requirements and has informed the Company that it will not elect to terminate the License Agreement at this time. Chiquita will evaluate the relationship at the end of the next six month period (December 31, 2014).

Cost of Revenues

Cost of Revenues includes production costs, raw material costs, and consideration in the form of free product offered to certain new customers. As a result, cost of revenues as a percentage of sales can vary from period to period.  For the three months ended September 30, 2014, cost of revenues was $96,463, or 112% of revenues. This amount includes expenses for consideration offered to establish major new customers. For the three months ended September 30, 2013, cost of revenues was $166,664, or 89% of revenues.

Operating Expenses

For the three months ended September 30, 2014, operating expenses were $1,280,597, an increase of $548,922 or 75% over operating expenses for the three months ended September 30, 2013 of $731,675.  Stock-based compensation costs, which consist of charges to income for vesting in connection with restricted stock issuances, stock options and warrants, were $844,784 for the three months ended September 30, 2014, compared to $452,512 for the corresponding period in 2013.  This increase of $392,271 represents 71% of the increase in total operating expenses.  The balance of the increase consisted primarily of increased marketing, promotional, selling and licensing fees for the three months ended September 31, 2014 compared to the corresponding prior year period.

Net Loss

For the three months ended September 30, 2014 and 2013, the Company had net losses of $1,291,204 and $711,948, respectively.  This increase in net loss of $579,256 is primarily attributable to the increase in operating expenses.

Nine Months Ended September 30, 2014 and 2013

Revenues

During the nine months ended September 30, 2014, the Company reported revenue of $247,538. Sales were primarily comprised of orders from distributors, major grocers and DSDs.  Sales to distributors, consisting of C&S Wholesale Grocers, Bozzuto’s, Inc. and several other distributors, amounted to 44% of total revenue.  This was followed by sales to major grocers, including Albertsons LLC and Stater Bros, and DSDs, including Great State Beverage Inc., Pine State Beverage Co., and Elmhurst Dairy Inc., of 26% and 19% of total revenue, respectively.  The Company has exclusive agreements with several DSDs that cover certain geographical areas. There are no contracts with our other customers. During the nine months ended September 30, 2013, sales amounted to $186,391 and were comprised of sales to Eastern Distributors and Wholesome Choice, Inc.

All of the Company’s revenue for the nine months ended September 30, 2014 and 2013 were derived from the sale of products under the License Agreement. The License Agreement with Chiquita provides for minimum sales volume requirements for each six month contract period. Chiquita may terminate the License Agreement should the Company fail to meet its minimum sales volume for any two consecutive contract periods. The Company did not meet its minimum sales volume requirement during the year ended December 31, 2013 and the six months ended June 30, 2014. Chiquita is aware of the Company not meeting these requirements and has informed the Company that it will not elect to terminate the License Agreement at this time. Chiquita will evaluate the relationship at the end of the next six month period (December 31, 2014).

Cost of Revenues

Cost of Revenues includes production costs and raw material costs and consideration in the form of free product offered to certain new customers. As a result, cost of revenues as a percentage of sales can vary from period to period.  For the nine months ended September 30, 2014, cost of revenues was $252,860. For the nine months ended September 30, 2014, cost of revenues was $166,664.

Operating Expenses

For the nine months ended September 30, 2014, operating expenses were $3,936,731, an increase of $2,123,503 or 117% over operating expenses for the nine months ended September 30, 2013 of $1,813,228.  Stock-based compensation costs, which consist of charges to income for vesting in connection with restricted stock issuances, stock options and warrants, were $2,914,181 for the nine months ended September 30, 2014, compared to $1,366,720 for the corresponding period in 2013.  This increase of $1, 547,461 represents 73% of the increase in total operating expenses.  Marketing, promotional, selling and licensing fees were $508,612 for the nine months ended September 30, 2014, compared to $59,258 for the corresponding period in 2013.  This increase of $449,354 represents 21% of the total increase in operating costs.

Net Loss

For the nine months ended September 30, 2014 and 2013, the Company had net losses of $3,941,648 and $1,797,108, respectively.  This increase in net loss of $2,144,540 is primarily attributable to the increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

During the nine months ended September 30, 2014, the Company received net cash proceeds of $1,819,832 from the sale of Common Stock and warrants to purchase Common Stock in concurrent private placements consummated in March 2014.  As of September 30, 2014, the Company had working capital of $747,230.

Working Capital Needs

The Company is currently not generating sufficient cash flow to internally fund operations and continue our planned growth.  As a result, we will need to raise additional financing.  The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company expects that any sale of additional equity securities or convertible debt will result in additional dilution to our stockholders.   In addition, the Company may not be able to obtain additional debt or equity financing on terms acceptable to it, or at all. If the Company is not able to secure additional capital, it could be required to delay paying its account payables or forego business opportunities.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of September 30, 2014.

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

Although we have voluntarily filed Exchange Act reports in the past, we have historically had difficulty timely compiling the information necessary for such reports given our limited accounting staff and resources. Our ability to file our Exchange Act reports as and when required will be part of our evaluation of our internal controls and procedures. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required.

As previously reported the Company does not have an audit committee and is not obligated to have one. Although it remains management’s view that such a committee is an important internal control over financial reporting, management does not believe that the lack of an audit committee could result in a material misstatement in the Company’s financial statements in the near future. Accordingly, management has concluded that this deficiency alone does not constitute a material weakness in the Company’s internal control over financial reporting, and has considered the foregoing in its determination that the Company’s internal controls over financial reporting and its disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Our business is largely predicated on our relationship with Chiquita Brands and an adverse change in this relationship would materially and adversely affect our business.

We produce all of our current products under our license agreement with Chiquita Brands, as described in this prospectus. The License Agreement provides for minimum sales volume requirements for each six month contract period. Chiquita Brands L.L.C. may terminate the License Agreement should the Company fail to meet its minimum sales volume requirements for any two consecutive contract periods. The Company did not meet its minimum sales volume requirements during the six month periods ended December 31, 2013 and June 30, 2014. Chiquita is aware of the Company not meeting these requirements and has informed the Company that it will not elect to terminate the License Agreement at this time. Chiquita will evaluate the relationship at the end of the next six month period (December 31, 2014). In the event the license agreement is terminated or not renewed at the end of its initial term, we would no longer be able to produce and market our Chiquita branded juice products. While we would be able to produce juice products under our own name, MOJO Organics, using our own suppliers and manufacturers, in the event of a termination of our relationship with Chiquita, the inherent marketing and distribution value of the MOJO Organics brand related to the Chiquita brand would be lost and it is very likely that our business operations, product salability and financial performance would be materially and adversely effected, at least in the short term.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 12, 2014, the Company entered into a Restricted Stock Agreement with Mr. Spinner in connection with his employment as Chief Operating Officer, whereby he received 1,500,000 shares of common stock that vest in three tranches based on the achievement of certain performance goals.

On August 14, 2014, the Company issued an aggregate of 620,000 shares of common stock to its officers and directors under the Company’s 2012 Long-Term Incentive Equity Plan (the “2012 Plan”). Such shares are subject to a Stock Option Agreement between each grantee and the Company, pursuant to which such shares will vest on February 14, 2015, August 15, 2015, February 14, 2016 and August 14, 2016 at $0.255 per share, provided the grantee is still an officer or director of the Company (as applicable).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

The following Exhibits are being filed with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
10.1	Form of Restricted Stock Agreement, dated August 12, 2014, between MOJO Organics, Inc. and Peter Spinner. †
10.2	Form of Stock Option Agreement under the 2012 Long-Term Incentive Equity Plan, dated August 14, 2014, between MOJO Organics, Inc. and each of Glenn Simpson, Peter Spinner, Richard Seet, Jeffrey Devlin and Marianne Vignone. †
10.3	Employment Agreement, dated August 12, 2014, between MOJO Organics, Inc. and Peter Spinner. †
31.1/31.2	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1/32.2	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

MOJO ORGANICS, INC.

Dated: October 2, 2014	By:	/s/Glenn Simpson
Glenn Simpson, Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)

