Form 10-K/A
period 2013-12-31
Mojo Organics, Inc.
filed 2014-10-17
CIK 1414953

__________________________________________________________________________________

__________________________________________________________________________________

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________________________________________________________

FORM 10-K/A

__________________________________________________________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Comission file number: 333-148190

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

		Page
Forward Looking Information
EXPLANATORY NOTE		2
PART II
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	3
PART IV
Item 15.	Exhibits, Financial Statement Schedules	6

SIGNATURES		7

EXPLANATORY NOTE

This Amendment No. 3 to the Annual Report on Form 10-K of MOJO Organics, Inc. (“Company”) for the fiscal year ended December 31, 2013 is being filed to reflect the changes to the following items in response to a comment letter received by the Company from the Securities and Exchange Commission:

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

Results of Operations

Years Ended December 31, 2013 and 2012

Revenues

The Company commenced sale of CHIQUITA TROPICALS™ in July 2013. Revenues from its products for the year ended December 31, 2013 were $159,144. Two distributors, Eastern Distributors and Wholesome Choice, Inc., covered the New York tri-state area and accounted for 98% of our sales in the 2013 fiscal year. The Company has agreements with both of these distributors, in the form of the Company’s standard distribution agreement. This form agreement provides for an initial term of one year, with automatic renewals for additional one year periods unless terminated after the initial one year term upon 60 days prior written notice by the Company. The standard distribution agreement provides the distributors with the nonexclusive right to distribute the Company’s products in the United States. To date, the Company has not awarded any exclusive territories under its distribution agreements. These agreements contemplate the setting of minimum purchase levels by the distributors in amounts to be mutually agreed upon by the parties. In some cases minimums have not been sent, in some cases minimum purchase commitments per territory range from 2,500 to 5,000 cases of product in the first year of distribution, and increase yearly. The agreements provide for certain allocations of marketing expenses between the Company and the distributors, with sales incentives and discounts shared on a 50/50 basis. Purchases are made under the agreements pursuant to purchase orders from time to time and on an order by order basis and the price paid by the distributor is as agreed to by the parties, historically, at a substantial discount to retail. Payment by the distributors is due within 30 days of receipt of the products. The distributors are not permitted to sell competing products during the terms of the agreement or for a period of six months after termination thereof and are not permitted to sell any product licensed from Chiquita during the term of the agreement or for a period of two years thereafter. These distributors sold to smaller distributors who in turn sold to retailers, making the product available to consumers. The Company had no revenue for the year ended December 31, 2012.

All of the Company’s revenues for the year ended December 31, 2013, were derived from the sale of products under the License Agreement under Chiquita Brands. The License Agreement with Chiquita Brands provides for minimum sale volume requirements for each six month contract period. Chiquita Brands may terminate the License Agreement should the Company fail to meet its minimum sales volume for any two consecutive contract periods. The Company did not meet its minimum unit sale volume requirement during the year ended December 31, 2013and the six months ended June 30, 2014 by a shortfall of 97% and 97%, respectively, of the required minimum unit sales. Chiquita is aware of the Company not meeting these requirements and has informed the Company that it will not elect to terminate the License Agreement at this time. Chiquita will evaluate the relationship at the end of the next six month period (December 31, 2014). In the event the license agreement is terminated or not renewed at the end of its initial term, we would no longer be able to produce and market Chiquita branded juice products. While we would be able to produce juice products under our own name, MOJO Organics, using our own suppliers and manufacturers, in the event of a termination of our relationship with Chiquita, the inherent marketing and distribution value of the MOJO Organics brand related to the Chiquita brand would be lost. We could also incur various expenses in rebranding our products. The loss of the Chiquita relationship could also harm our existing distributor relationships and make it more difficult to secure additional distribution relationships, and is it very likely that our business operations, product salability, financial condition and financial performance would be materially and adversely effected, at least in the short term.

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

Date: October 17, 2014		MOJO ORGANICS, INC.
	By:	./s/ Glenn Simpson
	Name:	Glenn Simpson
	Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Glenn Simpson	Director, Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)	October 17, 2014
Glenn Simpson

/s/ Marianne Vignone	Controller (Principal Accounting Officer)	October 17, 2014
Marianne Vignone

/s/Jeffrey A. Devlin	Director	October 17, 2014
Jeffrey A. Devlin

/s/ Richard X. Seet	Director	October 17, 2014
Richard X. Seet

/s/ Peter Spinner	Chief Operating Officer and Director	October 17, 2014
Peter Spinner

Exhibit 31.1/31.2

FORM OF CERTIFICATION

PURSUANT TO RULE 13a-14 AND 15d-14

UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

CERTIFICATIONS

I, Glenn Simpson, certify that:

1.         I have reviewed this annual report on Form 10-K of Mojo Organics, Inc.;

2.         Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.         Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this report;

4.         I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)           Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the issuer is made known to me by others within those entities, particularly during the period in which this report is being prepared;

(b)           Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)           Evaluated the effectiveness of the issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)           Disclosed in this report any change in the issuer's internal control over financial reporting that occurred during the issuer's most recent fiscal quarter (the issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting; and

5.         I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the issuer's auditors and the audit committee of the issuer's board of directors (or persons performing the equivalent functions):

(a)           All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the issuer's ability to record, process, summarize and report financial information; and

(b)           Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal control over financial reporting.

Date: October 17, 2014		MOJO ORGANICS, INC.
	By:	./s/ Glenn Simpson
	Name:	Glenn Simpson
	Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Mojo Organics, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.           The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.           The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: October 17, 2014		MOJO ORGANICS, INC.
	By:	./s/ Glenn Simpson
	Name:	Glenn Simpson
	Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)