Form 10-K
period 2014-12-31
Mojo Organics, Inc.
filed 2015-02-27
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 000-55269

MOJO Organics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-0884348
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

101 Hudson Street, 21st Floor
Jersey City, New Jersey	07302
(Address of principal executive offices)	(Postal Code)

Registrant’s telephone number: 201 633 6519

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes  ☐     No ☒

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

Yes ☐   No ☒

As of June 30, 2014 (the last day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on its reported last sale price on such date of $0.65 per share) held by non-affiliates of the registrant was $5,531,142.

On February 23, 2015, there were 16,907,396 shares of the registrant's common stock, par value $0.001, issued and outstanding.

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

All references in this Annual Report on Form 10-K to “MOJO,” “MOJO Organics,” the “Company,” “we,” “us” or “our” mean MOJO Organics, Inc.

PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

Headquartered in Jersey City, New Jersey, the Company engages in product development, production, marketing and distribution of emerging beverage brands that are natural, USDA Organic, non-genetically modified and certified by the Rainforest Alliance. Currently, the Company is producing CHIQUITA TROPICALS™. CHIQUITA TROPICALS™ are 100% fruit juices produced under license agreement from Chiquita Brands L.L.C., a wholly owned subsidiary of Chiquita Brands International, Inc. (“CBII”).   The Company currently produces four flavors: Banana Strawberry, Mango, Passion Fruit and Pineapple.

We believe in safe and sustainable corporate practices. We are proud to use Rainforest Alliance Certified fruits, which help the farmers and their families while being environmentally, socially and economically sustainable.

CURRENT OPERATIONS

Sales

As of December 31, 2014, our products were available in more than 800 retail outlets in 15 states. We seek to grow market share for our products by establishing and expanding our distribution network through the relationships and efforts of our management and the establishment of third party distribution relationships, including relationships with food brokers.

We believe that our relationship with CBII and the use of the Chiquita name on our products is important to some consumers. The License Agreement with CBII provides for minimum sale volume requirements for each six month contract period. CBII may terminate the License Agreement should the Company fail to meet its minimum sales volume for any two consecutive contract periods. The Company did not meet its minimum unit sale volume requirement during the contract periods ended December 31, 2014, June 30, 2014 and December 31, 2013 by a shortfall of 99%, 99% and 97%, respectively, of the required minimum unit sales. CBII is aware of the Company not meeting these requirements and has informed the Company that it will not elect to terminate the License Agreement at this time. CBII will evaluate the relationship at the end of the next six month period. In the event the license agreement is terminated or not renewed at the end of its initial term, we would no longer be able to produce and market Chiquita branded juice products. While we would be able to produce juice products under our own name, MOJO Organics, using our own suppliers and manufacturers, in the event of a termination of our relationship with CBII, the inherent marketing and distribution value of the MOJO Organics brand related to the Chiquita brand would be lost. We could also incur various expenses in rebranding our products. The loss of the CBII relationship could also harm our existing distributor relationships and make it more difficult to secure additional distribution relationships, and is it very likely that our business operations, product salability, financial condition and financial performance would be materially and adversely effected, at least in the short term.

Distribution

We have a standard form of distribution agreement that we use with our distributors. This agreement provides for an initial term of one year, with automatic renewals for additional one year periods unless terminated after the initial one year term upon 60 days prior written notice by the Company. The standard distribution agreement provides the distributors with the right to distribute the Company’s products in the United States. Certain distributors have been awarded exclusive territories under their distribution agreements. The agreements contemplate the setting of minimum purchase levels by the distributors in amounts to be mutually agreed upon by the parties. In some cases, minimums have not been set; in other cases, minimum purchase commitments per territory range from 2,500 to 5,000 cases of product in the first year of distribution and increase yearly. Some of the agreements provide for certain allocations of marketing expenses between the Company and the distributors, with sales incentives and discounts shared on a 50/50 basis. Purchases are made under the agreements pursuant to purchase orders from time to time and on an order by order basis; the price paid by the distributor is as agreed to by the parties.

Production

The Company sources its ingredients and packaging from multiple sources on a contract basis.  Our juice comes primarily from CBII.   The Company believes that its fruit sources are of high quality and are an important part of the overall taste and quality of its products.  The Company believes that adequate alternate suppliers exist in the event that one or more sources are unable or unwilling to provide The Company with the fruit and ingredients needed to meet production demand. The Company has identified alternative sources of supply.

The Company currently produces and packages its CHIQUITA TROPICALS™ products using production facilities and other services on a contract basis.  We use a contract toll filler at the current time to bottle and package our juice. Our contract filler uses flash pasteurization and aseptic technology to fill and package our products, which allows our products to be stored and transported without refrigeration before opening. The Company does not have a term agreement in place with the third-party facility that produces and bottles its products. The Company engages the facility on an order-by-order basis.

The Company believes that its current production and packaging arrangements are adequate for current and near-term anticipated demand for its products.  An important part of the Company’s overall strategy, however, will be the expansion of production capabilities and resources.

Intellectual Property

On August 15, 2012, the Company entered into a license agreement with CBII (the “License Agreement”) for the use of CBII’s marks in the manufacture, sale, promotion, marketing, advertising and distribution of certain fruit juice products in select containers.  The License Agreement grants the Company an exclusive license in Connecticut, New Jersey and New York and a non-exclusive license for all of the states in the United States not included in the exclusive license, plus, El Salvador, Guatemala, Honduras and Nicaragua.

The term of the License Agreement is for seven years from July 2013, (the date we first invoiced customers for products sold under the License Agreement). The License Agreement provides for royalty payments for each six month contract period. CBII may terminate the License Agreement should the Company fail to meet its minimum sales volume requirements for any two consecutive contract periods. As further described in this annual report in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations, -- Results of Operations,” the Company did not meet its minimum sales volume requirements during the contract periods ended December 31, 2014, June 30, 2014 and December 31, 2013. CBII is aware of the Company not meeting these requirements and has informed the Company that it will not elect to terminate the License Agreement at this time.

Competition

The beverage market is highly competitive.  Competitors in our market compete for brand recognition, ingredient sourcing, qualified personnel and product shelf space.  As a developing company, a majority of our competitors are more established and better capitalized than us.  The beverage market is generally dominated by the largest beverage providers. Many of our competitors enjoy significant brand recognition and consumer confidence and are able to readily secure shelf space and media attention for their products.  Many of our competitors also have existing relationships with the same distribution channels and retailers through which we sell our products.   We intend to compete in the market by offering consumers affordable products that taste better and possess a longer shelf life than most products in the market.

Government Regulation

Juice products are governed by the U.S. Food and Drug Administration.  As such, it is necessary for the Company to establish, maintain and make available for inspection records as well as to develop labels (including nutrition information) that meet legal food labeling requirements.  The Company’s contracted production facility is subject to many regulations, including Food Facility Registration, recordkeeping, Good Manufacturing Practice Requirements, reporting, preventive controls and inspections. We rely on this third party to comply with these regulations when producing our products.

Employees

As of February 23, 2015 the Company had three full-time employees.  The Company mitigates the need for additional employees by using the services of contractors, consultants and other third-parties. We contract with food brokers to represent CHIQUITA TROPICALS™ to retail stores nationally, and in certain regions of the United States, utilize the services of direct sales and distribution companies that sell our products in their distribution channels. This mitigates the need for a large sales and merchandising force.  We use a third-party facility to produce our juice and we outsource the storage and transportation of our finished goods and raw materials to public warehouses and common carriers.

CORPORATE HISTORY AND DEVELOPMENT

The Company effected a one-for-ten reverse stock split (“Reverse Split”) of the issued and outstanding shares of Common Stock on April 1, 2013. The number of authorized shares and the par value of our Common Stock were not changed. All share references in this report have been restated to reflect the Reverse Split.

In March 2014, the Company sold an aggregate of 2,016,484 shares of the Company’s common stock pursuant to subscription agreements in two concurrent offerings entered into with accredited investors. In the first offering, investors purchased an aggregate of 917,583 shares of common stock and immediately exercisable five-year warrants to purchase an aggregate of 917,583 shares of common stock with an exercise price of $0.91 per share. The Company received $835,000 from the first offering. In the second offering, one investor purchased 1,098,901 shares of common stock for $1,000,000 (or approximately $0.91 per share).

On June 3, 2014, the Company filed an S-1 Registration Statement (the "Registration Statement") with the Securities and Exchange Commission (the “SEC”) registering for resale by the Company's selling stockholders an aggregate of 2,934,067 shares of common stock, par value $0.0001 per share, including 917,583 shares issuable upon the exercise of outstanding warrants, at a maximum offering price per share of $0.576 and a maximum offering price of $1,690,022.59. The Registration Statement was declared effective by the SEC on October 29, 2014.

ITEM 1A.   RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risk factors described below as well as the other information contained in this annual report before buying shares of our common stock. If any of the following risks or uncertainties occurs, our business, financial condition and operating results could be materially and adversely affected. As a result, the trading price of our common stock could decline and you may lose all or a part of your investment in our common stock. You should carefully consider all of the risks described below regarding the Company and its subsidiaries. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially and adversely affect our business operations.

Risks Related to our Business

We may not be successful in implementing our strategic priorities, which may have a material adverse impact on our business and financial results.

We are a small company in the beverage juice product industry. We are dependent on third party suppliers and manufacturers for the ingredients comprising our products and for product production.   We will need to adopt and implement a strategic plan to increase awareness of our products, secure distribution channels, and foster and strengthen our supply, manufacturing and distribution relationships.  It is likely our strategic priorities will need to evolve over time and our business would be materially and adversely effected if we do not properly adapt our strategies to our changing needs and changes in the market.  There can be no assurance that we will be able to successfully implement our strategic priorities or whether these strategic priorities will be successful, and any failure to do so could impede our growth and operating results.

We  have a history of net losses and will likely continue to incur losses in the near future.

For the years ended December 31, 2014 and 2013, we had revenues of only $324,394 and $159,144, respectively. We have incurred net losses during the past two years and have only recently started to generate revenues from the commercial sales of our products.  We will likely continue to incur net losses in the near term and will continue to generate net losses if we cannot secure and expand adequate distribution channels for our products.  Accordingly, we cannot assure you that we will ever achieve profitability, or, if we should achieve profitability, that we would be able to sustain profitability.

We will need additional capital in the future to meet our financial obligations and to pursue our business objectives, which may not be available on favorable terms, or at all.

We are not generating sufficient cash flow to internally fund operations and continue our planned growth and we will need to raise additional capital.  Additional capital may not be available on favorable terms, if at all. If adequate capital is not available on acceptable terms, we may be unable to fund our operations and the expansion of our marketing and sales efforts, which could harm our business and results of operations.  Financing, if any, may be in the form of debt or additional sales of equity securities, including common or preferred stock.  The incurrence of debt or the sale of preferred stock may result in the imposition of operational limitations and other covenants and payment obligations, any of which may be burdensome to us. The sale of equity securities, including common or preferred stock, may result in dilution to the current shareholders’ ownership.

Our business is largely predicated on our relationship with CBII and an adverse change in this relationship could materially and adversely affect our business.

We produce all of our current products under our license agreement with CBII. The License Agreement provides for minimum sales volume requirements for each six month contract period. CBII may terminate the License Agreement should the Company fail to meet its minimum sales volume requirements for any two consecutive contract periods. The Company did not meet its minimum sales volume requirements during the six month periods ended December 31, 2014, June 30, 2014 and December 31, 2013.  CBII is aware of the Company not meeting these requirements and has informed the Company that it will not elect to terminate the License Agreement at this time. CBII will evaluate the relationship at the end of the next six month period. In the event the license agreement is terminated or not renewed at the end of its initial term, we would no longer be able to produce and market our CBII branded juice products.  While we would be able to produce juice products under our own name, MOJO Organics, using our own suppliers and manufacturers, in the event of a termination of our relationship with CBII, the inherent marketing and distribution value of the MOJO Organics brand related to the Chiquita brand would be lost and is it very likely that our business operations, product salability and financial performance would be materially and adversely effected, at least in the short term.

The challenges of competing with many well-established beverage companies businesses may result in reductions in our revenue and operating margins.

We compete with numerous beverage companies, including those marketing juice products, soft drinks and waters, on the basis of taste, quality, price and overall consumer experience. Our success will depend on our ability to secure distribution channels for our products, our ability to make consumers aware of our products and the general appeal and popularity of our products in the marketplace. Our competitors or potential competitors have substantially greater financial and other resources than we do, which may allow them to secure more robust distribution channels and to react to changes in the market quicker than we can. In addition, aggressive or subsidized pricing by our competitors or the entrance of new products into our markets, could reduce demand for our products, which would adversely affect our business and financial performance.

We are subject to risks associated with regional weather climate.

Regional weather climate conditions directly impact the Company by effecting the supply and cost of the ingredients used in our products.  For example, a poor growing season in any of the geographic regions from which we source the fruit used in the production of our juices would likely increase the cost we pay for such fruit and, in severe circumstances, could eliminate the supply entirely.  The potential impact of adverse climate conditions is impossible to predict and could have a material adverse impact on our business.

Competing demand and regional politics and economics affect our supply costs, which could adversely affect our operating results.

Availability of supply and the prices charged by the producers of the various ingredients used in our products can be affected by a variety of factors beyond regional weather, including the general demand by other product producers for the same fruits used by us in our products, and politics and economics in the regions in which our fruits are produced.  These factors may subject us to shortages or interruptions in product supplies, which could adversely affect our business. In addition, the quality of fruit we seek tends to trade on a negotiated basis, depending on supply and demand at the time of the purchase. An increase in pricing of any fruit that we use in our products could have a significant adverse effect on our margins. In addition, higher diesel and gasoline prices may affect the cost of transporting our supply, thereby increasing costs to us. Although we attempt to mitigate the risks of volatile commodity prices and allow greater predictability in pricing by entering into fixed price or to-be-fixed priced purchase commitments for a portion of our supply requirements, we cannot assure you that these activities will be successful or that they will not result in our paying substantially more for our fruit supply than would have been required absent such activities. Declines in sales may also adversely affect our business to the extent we have long-term purchase commitments in excess of our needs.

We have very limited internal distribution and marketing capabilities and are only in the early stages of building our distribution network.

In order to be successful, we will need to establish relationships with numerous retail outlets through which our beverages can be sold.  While our products have been introduced into numerous retail stores, to date, we have entered into only a limited number of relationships with distributors and retail outlets for the sale of our products and have only recently started to generate revenues through sales.  We have limited internal marketing and distribution capabilities and resources.   There can be no assurance that we will be successful in establishing a distribution network or that if the same is established that such network will result in profitable sales of our products.

We use a third party bottler for the production and bottling of our products and, as such, are subject to such bottler’s production and quality control capabilities.

We use a third party bottler for the production and bottling of our products.  While we play an active role in the production of our products, general supervision of the production process lies with the third party bottler.  Accordingly, we are largely dependent on the bottler and its ability to meet production demands and to monitor and ensure product quality.  A failure of our bottler to produce our products in the capacity or to the standards required could materially and adversely affect our business.  While there are alternative bottlers in the event of a termination of our relationship with our current bottler for any reason, the movement of production to an alternative bottler would require significant time and expenditures to identify an adequate alternative bottler, negotiate the terms of our relationship with such alternative bottler and for machine retooling, implementation of production and capping sizes and technology and product recipe transfer.  In the event we are required to move production to a new third party bottler, our business could experience disruption and our business and financial condition could be adversely effected.

We may not be able to adequately protect our intellectual property, which could harm the value of our brand and adversely affect our business.

Our intellectual property is material to the conduct of our business. Our ability to implement our business plan successfully depends in part on our ability to build further brand recognition using our trademarks, service marks, trade dress and other proprietary intellectual property. If we fail to properly protect our intellectual property, or if any third party misappropriates or infringes on our intellectual property, the value of our brand may be harmed, which could have a material adverse effect on our business. While we have not encountered claims from prior users of intellectual property relating to our products, there can be no assurances that we will not encounter such claims. If so, this could harm our image, brands or competitive position and cause us to incur significant penalties and costs.

Our business and results may be subject to disruption from work stoppages, terrorism or natural disasters.

Our operations and the operations of our suppliers and bottler may be subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, pandemics, fire, earthquake, flooding or other natural disasters. These disruptions can result in, among other things, lost sales when consumers stay home or are physically prevented from reaching stores, property damage, lost sales when stores are forced to close for extended periods of time and interruptions in supply when suppliers suffer damages or transportation is affected.

The unexpected loss of our chief executive officer or an inability to identify and secure qualified personnel as needed could adversely affect our business.

Our success currently depends substantially on the contributions and abilities of Glenn Simpson, our chief executive officer.  Our chief executive officer is currently responsible for the implementation of our operational strategies and priorities and the steps necessary to drive our growth.  While we have entered into an employment agreement with our chief executive officer, we cannot make any assurances that we can retain his services for the period necessary for us to achieve and sustain profitability.

As we grow and expand our operations, any failure to recruit, retain, and motivate qualified additional personnel as necessary to implement our strategic priorities could adversely affect our business and results of operations. Competition for personnel in our industry is strong and the ability to hire and retain key employees can be difficult.

Litigation and publicity concerning food quality, health claims, and other issues can result in liabilities, increased expenses, distraction of management, and can also cause customers to avoid our products, which could adversely affect our results of operations, business and financial condition.

Food product businesses can be adversely affected by litigation and complaints from customers or government authorities resulting from food quality, health claims, allergens, illness, injury or other health concerns or operating issues stemming from one or more products. Adverse publicity about these allegations may negatively affect us, regardless of whether the allegations are true, by discouraging customers from buying our products.  In addition, the food services industry has been subject to a growing number of claims based on the nutritional content of food products they sell, and disclosure and advertising practices. We may also be subject to this type of proceeding in the future and, even if not, publicity about these matters may harm our reputation or prospects and adversely affect our results.  Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, these proceedings could result in substantial costs and may require that we devote substantial resources to defend our company and could affect the future premiums we would be required to pay on our insurance policies. Further, changes in governmental regulations could have adverse effects on our business and subject us to additional regulatory actions.

Food safety concerns and instances of food-borne illnesses could harm our customers, result in negative publicity and cause the temporary closure of some stores and, in some cases, could adversely affect the price and availability of fruits and vegetables, any of which could harm our brand reputation, result in a decline in revenue or an increase in costs.

We consider food safety a top priority and are dedicated to ensuring that our customers enjoy high-quality, safe and wholesome products. However, we cannot guarantee that our internal controls (or the controls of our suppliers and bottler) will be fully effective in preventing all food-borne illnesses.  Our reliance on third-party suppliers, bottlers and distributors increases the risk that food-borne illness incidents (such as E. coli, hepatitis A, salmonella or listeria) could occur outside of our control. Instances of food-borne illnesses, whether real or perceived, and whether relating to our products or similar products of our competitors, could harm customers and otherwise result in negative publicity about us or the types of products we distribute, which could adversely affect revenue.

Food safety concerns and instances of food-borne illnesses and injuries caused by food contamination have in the past, and could in the future, adversely affect the price and availability of affected ingredients and cause customers to shift their preferences, particularly if we choose to pass any higher ingredient costs along to consumers. As a result, our costs may increase and our revenue may decline. A decrease in customer demand as a result of these health concerns or negative publicity could materially and adversely impact our business, financial condition and results of operations.

Failure of the Company’s internal control over financial reporting could harm its business and financial results.

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes: (i) maintaining reasonably detailed records that accurately and fairly reflect our transactions; and (ii) providing reasonable assurance that we (a) record transactions as necessary to prepare the financial statements, (b) make receipts and expenditures in accordance with management authorizations, and (c) would timely prevent or detect any unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. A significant financial reporting failure could cause an immediate loss of investor confidence in us and a sharp decline in the market price of our common stock.

Risks Related to Our Securities

There is a limited trading market for our common stock and we cannot ensure that a more liquid market will ever develop or be sustained.

To date there has been a limited trading market for our common stock. We cannot predict how liquid the market for our common stock might become. Our common stock is quoted for trading on the OTCQB Marketplace. It is a requirement of the OTCQB that issuers quoted thereon be current in their Exchange Act reporting. If not current, an issuer’s stock may be removed from quotation on the OTCQB and quoted instead on the OTC Pink® Marketplace. Our common stock began trading on the OTCQB on April 2, 2013. While we may elect in the future to seek listing of our common stock on the NYSE, the NYSE MKT, The Nasdaq Capital Market or other national securities exchange, we may not ever be able to satisfy the initial listing standards for such exchange. We currently do not satisfy the initial listing standards, and cannot ensure that we will be able to satisfy such listing standards.  We cannot assure you that we will elect to apply to list our common stock, or that if we do apply, that our common stock will be accepted, for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remain quoted on the OTCQB Marketplace or suspended from the OTCQB Marketplace, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.  Furthermore, for companies whose securities are traded in the OTCQB Marketplace, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

Because our directors and executive officers, as a group, own a significant portion of our outstanding common shares, they can exert significant influence over our business and affairs and have actual or potential interests that may depart from our shareholders.

Our directors and executive officers, as a group, currently beneficially own approximately 53.8% of our outstanding shares of common stock. As a result, in addition to their board seats and offices, such persons will have significant influence over certain corporate actions requiring stockholder approval, including the following actions:

·   to elect or defeat the election of our directors;

·   to amend or prevent amendment of our certificate of incorporation or bylaws;

·   to effect or prevent a merger, sale of assets or other corporate transaction; and

·   to control the outcome of any other matter submitted to our stockholders for vote.

Such persons’ beneficial stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Our certificate of incorporation allows for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

Future sales of our common stock in the public market could cause our share price to decline.

On June 3, 2014, we registered for resale on a Form S-1 Registration Statement an aggregate of 2,934,067 shares of common stock on the prospectus of which the registration statement formed a part.  Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

Possible additional issuances will cause dilution.

We currently have outstanding 16,907,396 shares of common stock, options to purchase a total of 210,000 shares of common stock at $2.07 per share, options to purchase a total of 620,000 shares of common stock at $0.255 per share and warrants to purchase a total of 1,114,776 shares of common stock at $0.91 per share. We are authorized to issue up to 190,000,000 shares of common stock and are therefore able to issue additional shares without being required under corporate law to obtain shareholder approval. If we issue additional shares, or if our warrant holders exercise their outstanding warrants, our other shareholders may find their holdings drastically diluted, which if it occurs, means that they will own a smaller percentage of our company.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act and other applicable securities rules and regulations.  Compliance with these rules and regulations is sometimes time-consuming and costly, increases demand on our limited resources and causes us to incur significant legal, accounting and other expenses. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. In addition, the Company’s common stock is quoted on the OTCQB, which requires that issuers quoted thereon not be delinquent in their Exchange Act reporting. Although we have voluntarily filed Exchange Act reports in the past, we have historically had difficultly timely compiling the information necessary for such reports given our limited accounting staff and resources. The Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the national securities exchanges, establishes certain requirements for the corporate governance practices of public companies. For example, public companies are required to maintain effective disclosure controls and procedures and internal control over financial reporting. As a reporting company under the Exchange Act, our ability to timely file our Exchange Act reports as and when required will be part of the evaluation of our internal controls and procedures. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results.

In addition, pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of each fiscal year end. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline. Because we are a smaller reporting company, our independent auditor will not be required to issue an attestation report regarding our internal control over financial reporting in the annual reports that we file with the SEC on Form 10-K. We will remain a smaller reporting company as long as the market value of our securities held by non-affiliates is below $75 million.

We do not intend to pay dividends for the foreseeable future, and as a result your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The Company maintains office space in Jersey City, New Jersey.  The Company leases the space from a third-party pursuant to a lease agreement dated February 11, 2014 at a current rate of $1,147 per month. This agreement will terminate on April 30, 2015.

ITEM 3.  LEGAL PROCEEDINGS

No legal or governmental proceedings are presently pending or, to our knowledge, threatened, to which we are a party.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is currently quoted on the OTCQB under the symbol “MOJO.”

For the period from January 1, 2013 to December 31, 2014, the following table sets forth the high and low closing bid prices by quarter, based upon information obtained from inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:

	High *	Low *
2014
Fourth Quarter	$0.57	$0.17
Third Quarter	$0.70	$0.20
Second Quarter	$1.74	$0.56
First Quarter	$2.40	$1.10

2013
Fourth Quarter	$3.10	$1.86
Third Quarter	$5.20	$1.40
Second Quarter	$3.25	$0.59
First Quarter	$0.85	$0.45

* The Reverse Split took place in April 2013.  All of the share prices in the above table have been adjusted to reflect this 1-for-10 transaction.

Holders

As of February 23, 2015, there were 16,907,396 shares of Common Stock issued and outstanding held by 110 shareholders of record.

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

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

There were no sales of unregistered securities during the quarter ended December 31, 2014.

Issuer Purchases of Equity Securities

There were no purchases of equity securities during the quarter ended December 31, 2014.

Equity Compensation Plans

The following table sets for the certain information at December 31, 2014 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	830,000	$0.71	146,559
Equity compensation plans not approved by security holders	—	—	—
Total	830,000	$0.71	146,559

On February 22, 2013, the 2012 plan was adopted by the Board of Directors, subject to stockholder approval. Our stockholders approved the 2012 plan on March 29, 2013. The 2012 plan provides the Company with the ability to issue stock options, stock appreciation rights, restricted stock and/or other stock-based awards for up to an aggregate of 2,050,000 shares of common stock.  As of December 31, 2014, (i) stock options to purchase 830,000 shares of the Company’s common stock and (ii) 1,073,441 shares of restricted common stock had been issued to directors and employees under the 2012 plan.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

·	Critical Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

·	Results of Operations — Analysis of our financial results comparing the year ended December 31, 2014 to 2013.

·	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements:

Use of Estimates — The financial statements are prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Results of Operations

Years Ended December 31, 2014 and 2013

Revenues

During the year ended December 31, 2014, the Company reported revenue of $324,394. Sales were primarily comprised of orders from distributors, direct accounts and direct sales distributors (“DSDs”). Sales to distributors, direct accounts and DSDs amounted to approximately 43%, 30% and 23% of total revenue, respectively. The Company has exclusive agreements with several DSDs that cover certain geographical areas. There are no contracts with our other customers.

Revenues for the year ended December 31, 2013 were $159,144. Two distributors covered the New York tri-state area and accounted for 98% of our sales in the 2013 fiscal year. The Company has agreements with both of these distributors in the form of the Company’s standard distribution agreement. This form agreement provides for an initial term of one year, with automatic renewals for additional one year periods unless terminated after the initial one year term upon 60 days prior written notice by the Company. The standard distribution agreement provides the distributors with the nonexclusive right to distribute the Company’s products in the United States. These agreements contemplate the setting of minimum purchase levels by the distributors in amounts to be mutually agreed upon by the parties. In some cases minimums have not been sent, in some cases minimum purchase commitments per territory range from 2,500 to 5,000 cases of product in the first year of distribution, and increase yearly. The agreements provide for certain allocations of marketing expenses between the Company and the distributors, with sales incentives and discounts shared on a 50/50 basis. Purchases are made under the agreements pursuant to purchase orders from time to time and on an order by order basis; the price paid by the distributor is as agreed to by the parties and is, historically, at a substantial discount to retail. Payment by the distributors is due within 30 days of receipt of the products. The distributors are not permitted to sell competing products during the terms of the agreement or for a period of six months after termination thereof and are not permitted to sell any product licensed from CBII during the term of the agreement or for a period of two years thereafter.

All of the Company’s revenue for the years ended December 31, 2014 and 2013 were derived from the sale of products under the License Agreement. The License Agreement with CBII provides for minimum sale volume requirements for each six month contract period. CBII may terminate the License Agreement should the Company fail to meet its minimum sales volume for any two consecutive contract periods. The Company did not meet its minimum sale volume requirement during the contract periods ended December 31, 2014, June 30, 2014 and December 31, 2013. CBII is aware of the Company not meeting these requirements and has informed the Company that it will not elect to terminate the License Agreement at this time. CBII will evaluate the relationship at the end of the next six month period.

Cost of Revenues

Cost of Revenues includes production costs, raw material costs and consideration in the form of free product offered to certain customers.  As a result, cost of revenues as a percentage of sales can vary from period to period. For the year ended December 31, 2014, cost of revenues was $327,622 or 101% as a percentage of revenues, compared to $139,741 or 88% as a percentage of revenues for the year ended December 31, 2013.

Operating Expenses

For the year ended December 31, 2014, operating expenses were $5,212,431, an increase of $2,420,670 or 87% over operating expenses for the year ended December 31, 2013 of $2,791,761.

Stock-based compensation costs to directors and employees, which consist of charges to income for vesting in connection with restricted stock issuances, stock options and warrants, were $3,000,131 for the year ended December 30, 2014, compared to $883,857 for the year ended December 31, 2013.  This increase of $2,116,272 represents 87% of the increase in total operating expenses.  Although stock-based compensation costs reduce the Company’s earnings, they do not reduce cash and have no effect on working capital.

Marketing, promotional, selling and licensing fees were $909,905 for the year ended December 30, 2014, compared to $381,718 during the year ended December 31, 2013.  This increase of $528,187 represents 22% of the total increase in operating costs and is primarily attributable to a full year of licensing fees for 2014 compared to six months for 2013 as well as an increase in the licensing fees.

These increases were partially offset by a decrease in advisory fees and consulting fees, which were primarily paid in Common Stock. Advisory fees and consulting fees were $615,570 for the year ended December 31, 2014, a decrease of $268,279 over advisory fees and consulting fees of $883,849 for the year ended December 31, 2013.

Of the total operating expenses, $3,588,201 and $1,948,710 consisted of non-cash charges to income for vesting in connection with stock related issuances for the years ended December 31, 2014 and 2013, respectively. This includes issuances to Directors, employees, consultants and advisors. These transactions had no effect on cash, cash flow or working capital. The charge to income is based upon the fair market value of the Common Stock on the date of issuance. Restricted stock awarded on May 21, 2012 was based upon $1.30 per share and resulted in a charge to income of $645,420 for the year ended December 31, 2014. Restricted stock issuances on December 4, 2013 were based upon a fair market value of $2.15 per share and resulted in a charge to income of $1,199,135 for the year ended December 31, 2014. Restricted stock awarded March 17, 2014 was based upon a fair market value of $1.30 per share and resulted in a charge to income of $437,397.

Liquidity and Capital Resources

Liquidity

During the year ended December 31, 2014, the Company received net cash proceeds of $1,819,832 from the sale of Common Stock and warrants to purchase Common Stock in concurrent private placements consummated in March 2014.  As of December 31, 2014, the Company had working capital of $111,669.

The Company utilizes third party production facilities and outsources its logistics.  These services are performed on an as-needed basis.  There are no minimum payments or contractual obligations associated with these services.

Working Capital Needs

The Company believes it does not have sufficient cash to fund the operations of the Company for the next twelve months.  As a result, we will need to raise additional financing.  The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company expects that any sale of additional equity securities or convertible debt will result in additional dilution to our stockholders.   In addition, the Company may not be able to obtain additional debt or equity financing on terms acceptable to it, or at all. If the Company is not able to secure additional capital, it could be required to delay paying its account payables or forego business opportunities.

Our auditors have included an explanatory paragraph in their report on our financial statements relating to the uncertainty of our business as a going concern, due to our limited operating history and our lack of historical profitability. The Company’s ability to continue as a going concern is dependent upon its ability to successfully obtain and retain customers in order to achieve profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of December 31, 2014.

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

Under the supervision and with the participation of the Company’s senior management, consisting of the Company’s principal executive officer and financial officer and the Company’s principal accounting officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, the Company’s principal executive officer concluded, as of the Evaluation Date, that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

 Executive Officers and Directors

Below are the names and certain information regarding our current executive officers and directors:

Name	Age	Title	Date First Appointed
Glenn Simpson	62	Chief Executive Officer, Chairman and Director	October 27, 2011

Peter Spinner	45	Chief Operating Officer, Director	March 17, 2014

Jeffrey Devlin	67	Director	January 27, 2012

Richard Seet	48	Director, Executive Vice President (October 1, 2012 – March 31, 2013)	May 9, 2012

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

Jeffrey Devlin has served on the Board of Directors of the Company since January 2012. Mr. Devlin has over 25 years of advertising and business development experience.  Since 2002, Mr. Devlin has been an Executive Producer and Partner of Original Films, a film and television production company.  Mr. Devlin also currently serves as Senior Vice President of production and integrated programming for Arkleus Broadcasting Corp. and as a director of XA Experiential Agency. He has held various other executive and creative positions over the course of his advertising career, including launching the introduction of Diet Coke for The Coca-Cola Company. Mr. Devlin currently serves on the board of directors of a number of private organizations, as well as on the board of directors of Location Based Technologies, Inc., a publicly traded company. Mr. Devlin received a Bachelor’s degree from Bethel University.

Richard Seet has served on the Board of Directors of the Company since May 2012. Mr. Seet also served as our Executive Vice President from October 2012 through March 2013. Since 1999, Mr. Seet has served as Chairman of RXS Enterprises, LLC. There he founded three media companies, all backed by major private equity firms or strategic industry investors. From 1995 to 1999, he was a principal with the Carlyle Group. From 1996 to 1999, Mr. Seet served as an Advisory Director of Kerry Beverages Limited, a joint venture between the Kerry Group and the Coca-Cola Company. The company operated a network of eleven bottling plants throughout China. From 1992 to 1994, Mr. Seet was on the faculty of the Harvard Business School where he focused on competition and strategy in Asia; amongst his research publications were two case studies examining the competitive strategies of Coke and Pepsi in China and India. He serves on the board of directors of several privately held companies. Mr. Seet received his Bachelor of Science degree from the Massachusetts Institute of Technology and was a Baxter Fellow for his doctoral studies in Molecular Genetics at Harvard.

Peter Spinner joined the Board of Directors of the Company in March 2014 and became the Chief Operating Officer of the Company in August 2014.  He is the founder and managing director of Wyatts Torch Equity Partners LP, (“Wyatts”), a family business focused on public and private investments in the food and beverage industry. As General Partner and Portfolio Manager of Wyatts since 2011, Mr. Spinner is responsible for investing the assets of the Partnership.   From 2009 until Wyatts was founded in 2011, Mr. Spinner was the managing partner of Ardent Asset Management, a money management firm based in New York City.  From 2000 to 2009, Mr. Spinner was a portfolio manager and an equity analyst at Trellus Capital Management focusing on technology, media and telecommunications. During his tenure at Trellus Capital Management, assets under management expanded from $100 million to $2 billion. Prior thereto, Mr. Spinner has also previously served as an analyst and portfolio manager at Irvine Capital and Forstmann, Leff Associates. He began his career at Salomon Brothers Inc. in the equity trading division. Mr. Spinner received his undergraduate degree from Franklin and Marshall College and his MBA from Fordham University.

Board Committees

The Company has not established any committees of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees in the future. We do not have a nominating committee or a nominating committee charter. Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations. Our four directors perform all functions that would otherwise be performed by committees. Given the present size of our board it is not practical for us to have committees. If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

Shareholder Communications

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations.

Code of Ethics

We have adopted a written code of ethics (the “Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We believe that the Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. To request a copy of the Code of Ethics, please make written request to our Company at 101 Hudson Street, Suite 2100, Jersey City, New Jersey 07302.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act of 1934, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash only rights) and any changes in that ownership with the Securities and Exchange Commission.  To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2014 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or earned by each of our named executive officers (as defined under SEC rules).

Summary Compensation Table
Name and Principal Position	Year	Salary		Stock Awards		Option Awards		Total
(a)	(b)	($) (c)		($) (e)		($) (f)		($) (j)

Glenn Simpson	2014	$51,000	(1)	$260,000	(3)	$55,196	(5)	$366,196
Chief Executive Officer and Chairman	2013	$222,000	(2)	$663,148	(4)	$48,301	(6)	$933,449

Peter Spinner	2014	$80,000	(7)	$450,000	(8)	$47,530	(9)	$577,530
Chief Operating Officer	2013	-		-		-		-

The Summary Compensation Table omits columns for Bonus (d), Non-Equity Incentive Plan Compensation (g), Non-Qualified Deferred Compensation Earnings (h) and All Other Compensation (i) as no such amounts were paid to the named executive officers during the fiscal years ended December 31, 2014 or 2013.

(1)	Mr. Simpson agreed to accept shares of Common Stock in lieu of a cash payment of his base salary equal to $37, 000 in 2014. Accordingly, Mr. Simpson was issued 23,272 shares of Common Stock, which were issued based upon the last sales price of the Common Stock on the last trading day of the month for which base salary was owed.

Pursuant to his employment agreement discussed below, Mr. Simpson is entitled to a salary of not less than $18,500 per month. During 2014, he received cash payments of $14,000. The Company owes Mr. Simpson $171,000 at December 31, 2014.

The Company accrued the remaining balance owed to Mr. Simpson for 2014 of $171,000. As of December 31,2014, Mr. Simpson is owed $171,000 for unpaid salary.

(2)	In lieu of a cash payment of $55,000 of salary earned during 2013, Mr. Simpson elected to receive shares of Series A Convertible Preferred Stock (“Preferred Stock”) at a price of $4.00 per share pursuant to the terms of the Amended and Restated Securities Purchase Agreement described in Note 8 to the Financial Statements included in this Form 10-K. Each share of Preferred Stock was convertible into a number of shares of Common Stock determined by dividing $4.00 by the conversion price of $0.40. Mr. Simpson made such election on March 29, 2013. Mr. Simpson received 13,750 shares of Preferred Stock for this election, which were later converted into 137,500 shares of Common Stock.

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

22
(3)	On March 17, 2014, pursuant to the Company’s 2012 Plan, the Company issued 200,000 shares of restricted Common Stock valued at the then fair market value of $1.30 per share. In accordance with the provisions of ASC Topic 718, compensation expense of $260,000 is recorded over the vesting period of the shares.

(4)	On December 4, 2013, pursuant to the Company’s 2012 Plan, the Company issued 308,411 shares of restricted Common Stock valued at the then fair market value of $2.15 per share. In accordance with the provisions of ASC Topic 718, compensation expense of $663,148 is recorded over the vesting period of the shares.
(5)	On August 14, 2014, the Company granted Mr. Simpson incentive stock options to purchase 222,000 shares of Common Stock pursuant to the 2012 Plan. The exercise price of the options is $0.255 per share. The options become exercisable in equal tranches on February 14, 2015, August 14, 2015, February 14, 2016 and August 14, 2016.

(6)	On July 1, 2013, the Company granted Mr. Simpson incentive stock options to purchase 100,000 shares of Common Stock pursuant to the 2012 Plan. The exercise price of the options is $2.07 per share. The options become exercisable July 1, 2014 and expire July 1, 2015.
(7)	Pursuant to his employment agreement discussed below, Mr. Spinner received cash payments of $80,000 during the year ended December 31, 2014. Prior to August 12, 2014, Mr. Spinner worked in a consulting capacity for the Company and was paid $48,000, which amount is not included in this table.

(8)	On March 17, 2014 and August 12, 2014, pursuant to the Company’s 2012 Plan, the Company issued 75,000 and 1,500,000 shares, respectively, of restricted Common Stock valued at the then fair market value of $1.30 and $0.24 per share, respectively. In accordance with the provisions of ASC Topic 718, compensation expense of $450,000 is recorded over the vesting period of the shares.

(9)	On August 14, 2014, the Company granted Mr. Spinner incentive stock options to purchase 192,000 shares of Common Stock pursuant to the 2012 Plan. The exercise price of the options is $0.255 per share. The options become exercisable in equal tranches on February 14, 2015, August 14, 2015, February 14, 2016 and August 14, 2016.

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

The Company entered into an employment agreement with Peter Spinner on August 12, 2014. In his capacity as Chief Operating Officer, Mr. Spinner is entitled to a monthly salary of not less than $16,000 and an annual bonus at the discretion of the Board of Directors. Pursuant to the employment agreement, his term ends on August 12, 2017, but the employment agreement may be terminated prior to such date, upon Mr. Spinner’s death, disability, by the Company for “Cause” (as defined in the employment agreement), by Mr. Spinner for “Good Reason” (as defined in the employment agreement) and voluntarily by Mr. Spinner (other than for “Good Reason”) upon 30 days’ notice. Upon termination by the Company for any reason other than “Cause” or by Mr. Spinner for “Good Reason,” Mr. Spinner will receive any accrued but unpaid salary through the date of termination and an amount equal to his salary at the time of termination payable for the remainder of the then-current term. Upon termination by reason of Mr. Spinner’s death or disability, he will receive any accrued but unpaid salary through the date of termination and an amount equal to his salary at the time of termination payable for 1 year beginning 30 days after the date of termination. Upon termination by the Company for “Cause” or voluntarily by Mr. Spinner for other than Good Reason, he will receive only accrued but unpaid salary through the date of termination. In connection with Mr. Spinner’s employment, he entered into a restricted stock agreement dated August 12, 2014 and received 1,500,000 shares that vest in three tranches based on the achievement of certain performance goals, and a stock option agreement on August 14, 2014 for an aggregate of 192,000 shares exercisable in four installments on February 14, 2015, August 15, 2015, February 14, 2016 and August 14, 2016 at $0.255 per share.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding stock options held by our named executive officers at December 31, 2014.

				Option awards			Stock awards
Name (a)	Year	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)		Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)		Market value of shares of units of stock that have not vested ($) (h)
Glenn Simpson	2014	100,000	-		$2.07	July 1, 2015	2,565,813	(2)	$513,163
	2013	-	222,000	(1)	0.255	August 14, 2019	-		-

Peter Spinner	2014	-	192,000	(1)	0.255	August 14, 2019	1,575,000	(3)	315,000

The Outstanding Equity Awards Table omits column (d) Equity incentive plan awards: Number of securities underlying unexercised unearned options related to Option Awards and columns (i) Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) and (j) Equity incentive plan awards: Market value of payout value of unearned shares, units or other rights that have not vested  related to stock awards, as no such awards were outstanding as of December 31, 2014.

(1)	The stock options become exercisable in four equal tranches on February 14, 2015, August 14, 2015, February 14, 2016 and August 14, 2016.

(2)	Of such shares that have not yet vested, 200,000 shares will vest on March 17, 2015. The balance of 2,365,815 shares will vest in three equal installments on January 2, 2015, January 2, 2016 and June 30, 2016.

(3)	Of such shares that have not yet vested, 75,000 shares will vest on March 17, 2015. The balance of 1,500,000 shares will vest upon achievement of performance goals.

Option Exercises in 2014

No options were exercised by our executive officers during the year ended December 31, 2014.

Director Compensation

None of the non-employee directors receive cash compensation for serving as such, for serving on committees (if any) of the Board of Directors or for special assignments. Board members are not reimbursed for expenses incurred in connection with attending meetings.  During the year ended December 31, 2014, except as set forth below, there were no arrangements that resulted in our making payments to any of our non-employee directors for any services provided to us by them as directors.

Name (a)	Stock awards (1) ($) (c)	Option awards (2) ($) (d)	Total ($) (h)
Jeffrey Devlin	$97,500	$7,666	$105,166
Richard Seet	$97,500	$7,666	$105,166

The Director Compensation Table above does not include Column (b) Fees earned or paid in cash, Column (e) Non-equity incentive plan compensation, Column (f) Nonqualified deferred compensation earnings and Column (g) All other compensation, as no such amounts are paid to directors during the year ended December 31, 2014.

(1)	On March 17, 2014, the Company granted Mr. Devlin and Mr. Seet 75,000 shares each of restricted Common Stock pursuant to the 2012 Plan. The fair market value on the grant date was $1.30 per share. These shares vest on March 17, 2015.

(2)	On August 14, 2014, the Company granted Mr. Devlin and Mr. Seet stock options pursuant to the 2012 Plan in the amount of 35,000 shares each at an exercise price of $0.255, which was the fair market value of the Common Stock on the date of grant. The stock options become exercisable in four equal tranches on February 14, 2015, August 14, 2015, February 14, 2016 and August 14, 2016.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock known by us as of February 23, 2015 by:

·	each person or entity known by us to be the beneficial owner of more than 5% of our Common Stock;

·	each director;

·	each named executive officer; and

·	all directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our Common Stock owned by them, except to the extent such power may be shared with a spouse.

Name Of Owner	Number Of Shares Owned	Percentage Of Common Stock (1)
Glenn Simpson Chief Executive Officer, Chairman and Director	3,453,165 (2)	20.2%

Jeffrey Devlin Director	459,676 (3)	2.7%

Richard Seet Director and Former Executive Vice President	1,494,754 (4)	8.8%

Peter Spinner Chief Operating Officer and Director	4,225,257 (5)	23.9%

Wyatts Torch Equity Partners LP	2,197,803	12.6%

All Officers and Directors As a Group (4 persons)	9,632,852 (6)	53.8%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days February 23 2015 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

26

(2)

Includes (i) 2,365,815 shares of restricted Common Stock, which shares vest in three equal installments on January 2, 2015, January 2, 2016 and June 30, 2016; (ii) 200,000 shares of restricted Common Stock which will vest on March 17, 2015 and (iii) 155,500 shares of Common Stock underlying stock options granted pursuant to the Company’s 2012 Plan. Does not include 166,500 shares of Common Stock underlying a stock option granted pursuant to the 2012 Plan, which option becomes exercisable August 14, 2015, February 14, 2016 and August 14, 2016.

(3)

Includes (i) 264,925 shares of restricted Common Stock, which shares vest in three equal installments on January 2, 2015, January 2, 2016 and June 30, 2016; (ii) 75,000 shares of restricted Common Stock which will vest on March 17, 2015 and (iii) 19,750 shares of Common Stock underlying stock options granted pursuant to the Company’s 2012 Plan. Does not include 26,250 shares of Common Stock underlying a stock option granted pursuant to the 2012 Plan, which option becomes exercisable August 14, 2015, February 14, 2016 and August 14, 2016.

(4)

Includes (i) 1,165,253 shares of restricted Common Stock, which shares vest upon achievement of performance goals; (ii) 75,000 shares of restricted Common Stock which will vest on March 17, 2015 and (iii) 57,750 shares of Common Stock underlying stock options granted pursuant to the Company’s 2012 Plan. Does not include 26,250 shares of Common Stock underlying a stock option granted pursuant to the 2012 Plan, which option becomes exercisable August 14, 2015, February 14, 2016 and August 14, 2016.

(5)

Includes (i) 1,500,000 shares of restricted Common Stock, which shares vest upon achievement of performance goals; (ii) 1,648,352 shares of Common Stock held by Wyatts, an entity of which Mr. Spinner is the general partner and portfolio manager; (iii) 75,000 shares of restricted Common Stock which will vest on March 17, 2015; (iv) 48,000 shares of Common Stock underlying stock options granted pursuant to the Company’s 2012 Plan; (v) 732,905 shares of Common Stock underlying currently exercisable warrants held by Wyatts; (vi) 175,000 shares of Common Stock owned jointly with his spouse and (vi) 46,000 shares of Common Stock owned by family members. Does not include 144,000 shares of Common Stock underlying a stock option granted pursuant to the 2012 Plan, which option becomes exercisable August 14, 2015, February 14, 2016 and August 14, 2016.

(6)	Includes (i) 5,720,993 shares of restricted Common Stock, subject to the vesting conditions described above; (ii) 281,000 shares of Common Stock underlying stock options granted pursuant to the Company’s 2012 Plan and (iii) 732,905 shares of Common Stock underlying warrants, as described above. Does not include stock options to purchase 267,000 shares of Common Stock, as described above.

Securities Authorized For Issuance Under Equity Compensation Plans

On February 22, 2013, the 2012 Plan was adopted by the Board of Directors, subject to stockholder approval.  The Company’s stockholders approved the 2012 Plan on March 29, 2013.  The 2012 Plan provides the Company with the ability to issue stock options, stock appreciation rights, restricted stock and/or other stock-based awards for up to an aggregate of 2,050,000 shares of Common Stock.  As of February 23, 2015, (i) stock options to purchase 830,000 shares of the Company’s Common Stock and (ii) 1,073,441 shares of restricted Common Stock had been issued to directors and employees under the 2012 Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below and in this Form 10-K, there have been no transactions, since January 1, 2013, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any of our directors, executive officers or beneficial holders of more than 5% of our outstanding Common Stock, or any of their respective immediate family members, has had or will have any direct or material indirect interest.

On May 1, 2012, the Company issued a Note Payable to Mr. Simpson for $15,000 in connection with an advance. The note bore interest at a rate of 10% per annum, with a maturity date of September 15, 2013. On August 17, 2012, Mr. Seet was issued a Note Payable for $7,500, with an interest rate of 8% per annum, and a maturity date of September 15, 2013.  Mr. Simpson and Mr. Seet exchanged their notes payable for 3,750 and 1,875 shares of Preferred Stock, respectively.  The Preferred Stock subsequently converted into shares of the Company’s Common Stock.  See Note 8 to the Financial Statements for more information about the Preferred Stock.

Prior to Peter Spinner’s appointment as a director, Wyatts, an affiliate of Mr. Spinner, purchased an aggregate of 1,648,352 shares of Common Stock and five-year immediately exercisable warrants to purchase 549,451 shares of Common Stock in the Company’s concurrent private placements consummated in March 2014.  Wyatts’ purchases were made pursuant to subscription agreements on the same terms as other investors in the concurrent offerings.  See Note 10 to the Financial Statements included in this Form 10-K for more information about the March 2014 private placements. Pursuant to his employment agreement discussed above, Mr. Spinner received salary in the form of cash payments amounting to $80,000 during the year ended December 31, 2014. Prior to August 12, 2014, Mr. Spinner worked in a consulting capacity for the Company and was paid $48,000.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The Company engaged Liggett, Vogt & Webb, P.A. as its independent registered public accounting firm. The aggregate fees billed to the Company for services rendered in connection with the years ended December 31, 2014 and 2013 are set forth in the table below:

Fee Category	2014	2013
Audit fees (1)	$32,000	$27,500
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	2,000	-
Total fees	$34,000	$27,500

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”
(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.
(4)	All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice

We currently do not have an audit committee. Our board of directors has approved the services described above.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

The financial statements of MOJO Organics, Inc. are listed on the Index to Financial Statements on this annual report on Form 10-K beginning on page F-1.

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description
2.1	2.1	Agreement and Plan of Merger by and among Specialty Beverage and Supplement, Inc., SBSI Acquisition Corp. and MOJO Ventures, Inc. dated May 13, 2011 (1)

2.2	2.1	Split-Off Agreement, dated as of October 27, 2011, by and among MOJO Ventures, Inc., SBSI Acquisition Corp., MOJO Organics, Inc., and the Buyers party thereto (2)

3.1	3.1	Certificate of Incorporation of MOJO Shopping, Inc. (3)

3.2	3.1	Amendment to Certificate of Incorporation of MOJO Ventures, Inc. (4)

3.3	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Ventures, Inc. (5)

3.4	3.4	Articles of Merger (1)

3.5	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Organics, Inc. (9)

3.6	3.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (11)

3.7	3.1	Amended and Restated Bylaws of MOJO Ventures, Inc. (6)

3.8	3.8	Amendment No. 1 to Amended and Restated Bylaws of MOJO Organics, Inc. (13)

10.1	10.1	Form of Second Amended and Restated Restricted Stock Agreement (14)

10.2	10.6	2012 Long-Term Incentive Equity Plan (13)

10.3	10.7	Form of Stock Option Agreement under the 2012 Long-Term Incentive Equity Plan (13) †

10.4	10.8	Form of Indemnification Agreement with officers and directors (13)

10.5	10.1	Form of Promissory Note issued to OmniView Capital LLC and Paul Sweeney (11)

10.6	10.2	Advisor Agreement with OmniView Capital LLC (11)

10.7	10.3	Amended and Restated Securities Purchase Agreement (11)

10.8	10.4	Registration Rights Agreement (11)

10.9	10.5	Commitment letter executed by each of Glenn Simpson, Jeffrey Devlin and Richard Seet (11)

10.10	10.6	Amendment to Richard X. Seet Restricted Stock Agreement (11)

10.11	10.7	Letter Agreement relating to nominee right of OmniView Capital LLC (11)

10.12	10.1	Juice License Agreement between Chiquita Brands L.L.C. and MOJO Organics, Inc. dated as of August 15, 2012 (12)

10.13	10.17	Form of Subscription Agreement for 2013 Offering (13)

10.14	10.18	Employment Agreement dated March 1, 2013 between MOJO Organics, Inc. and Glenn Simpson (13) †

10.15	10.15	Form of Advisor Agreement (14)

10.16	10.16	Form of Restricted Stock Agreement, dated December 4, 2014, between MOJO Organics, Inc. and each of Glenn Simpson, Richard Seet, Jeffrey Devlin and Nicholas Giannuzzi. (14) †

10.17	10.17	Form of Restricted Stock Agreement, dated March 2014, between MOJO Organics, Inc. and each of Glenn Simpson, Richard Seet, Jeffrey Devlin, Peter Spinner and Marianne Vignone. (14) †

10.18	10.18	Form of Subscription Agreement for March 2014 Stock (with Warrants) Offering (14)

10.19	10.18	Form of Warrant (14)

10.20	10.20	Form of Subscription Agreement for March 2014 Stock Offering (14)

10.21	10.21	Form of Distribution Agreement

10.22	10.2	Form of Stock Option Agreement under the 2012 Long-Term Incentive Equity Plan, dated August 14, 2014, between MOJO Organics, Inc. and each of Glenn Simpson, Peter Spinner, Richard Seet, Jeffery Devlin and Marianne Vignone. (15)

10.23	10.3	Employment Agreement, dated August 12, 2014, between MOJO Organics, Inc. and Peter Spinner. (15)

10.24	10.1	Form of Restricted Stock Agreement, dated August 12, 2014, between MOJO organics, Inc. and Peter Spinner. (15)

31.1	31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.

**         Filed previously

†            Management compensatory plan, contract or arrangement.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the Securities and Exchange Commission (the “SEC”) on May 18, 2011.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on November 2, 2011.

(3)	Incorporated by reference to the Registrant's Registration Statement on Form SB-2 as an exhibit, numbered as indicated above, filed with the SEC on December 19, 2007.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on May 4, 2011.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on January 4, 2012.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on October 31, 2011.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on August 12, 2011.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on June 8, 2011.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on April 2, 2013.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as an exhibit, numbered as indicated above, filed with the SEC on June 25, 2013.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on February 1, 2013.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A as an exhibit, numbered as indicated above, filed with the SEC on February 7, 2013. Portions of the exhibit and/or related schedules or exhibits thereto have been omitted pursuant to a request for confidential treatment, which has been granted by the Commission.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 10-K as an exhibit, numbered as indicated above, filed with the SEC on September 24, 2013.

(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as an exhibit, numbered as indicated above, filed with the SEC on April 16, 2014.

(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-Q as an exhibit, numbered as indicated above, filed with the SEC on October 2, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOJO ORGANICS, INC.

Dated: February 27, 2015	By:	/s/Glenn Simpson
Glenn Simpson, Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Glenn Simpson	Director, Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)	February 27, 2015
Glenn Simpson

/s/ Peter Spinner	Director, Chief Operating Officer	February 27, 2015
Peter Spinner

/s/Marianne Vignone	Controller (Principal Accounting Officer)	February 27, 2015
Marianne Vignone

/s/Jeffrey Devlin	Director	February 27, 2015
Jeffrey Devlin

/s/Richard Seet	Director	February 27, 2015
Richard Seet

PART IV - FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

MOJO Organics, Inc.

We have audited the accompanying balance sheets of MOJO Organics, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years ended December 31, 2014 and 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has incurred substantial accumulated deficits and operating losses. These conditions and our dependence on our current licensing agreement raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 3. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

	By:	/s/ Liggett, Vogt & Webb, P.A.

New York, NY
February 27, 2015

MOJO ORGANICS, INC.
Statements of Operations
For the Years Ended December 31, 2014 and 2013

	2014	2013

Revenues	$324,394	$159,144

Cost of Revenues	327,622	139,741

Gross (Loss) Profit	(3,228)	19,403

Operating Expenses
Selling, general and administrative	5,212,431	2,791,761
Total Operating Expenses	5,212,431	2,791,761

Loss from Operations	(5,215,659)	(2,772,358)

Other Income / (Expense)
Interest income	537	—
Interest expense	—	(1,658)
Loss on change in fair value of derivative liabilities	—	(1,949)
Total Other Income / (Expense)	537	(3,607)

Loss Before Provision for Income Taxes	(5,215,122)	(2,775,965)

Provision for Income Taxes	—	—

Net Loss	$(5,215,122)	$(2,775,965)

Preferred stock dividend	—	158,463

Net Loss available to common stockholders	$(5,215,122)	$(2,934,428)

Net loss available to common stockholders, basic and fully diluted	$(0.34)	$(0.28)

Basic and diluted weighted average number of common shares outstanding	15,361,524	10,485,770

The accompanying notes are an integral part of these financial statements.

MOJO ORGANICS, INC.
Balance Sheets
As of December 31, 2014 and 2013

ASSETS

	2014	2013

CURRENT ASSETS:
Cash and cash equivalents	$345,616	$8,080
Accounts receivable	43,890	1,808
Inventory	445,328	87,805
Supplier deposits	1,782	122,305
Prepaid expenses	37,887	17,882
Total Current Assets	874,503	237,880

PROPERTY AND EQUIPMENT, net of accumulated depreciation	2,603	4,470

OTHER ASSETS
Security deposit	2,294	5,798

TOTAL ASSETS	$879,400	$248,148

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$542,157	$289,120
Accrued payroll to related parties	220,677	-
Notes payable to related parties	—	24,000
Total Current Liabilities	762,834	313,120

Commitments and Contingencies

STOCKHOLDERS' EQUITY / (DEFICIT)
Preferred stock, 10,000,000 shares authorized at $0.001
par value, no shares issued and outstanding	—	—
Common stock, 190,000,000 shares authorized at $0.001
par value, 16,907,396 and 12,631,485 shares issued and outstanding,
respectively	16,907	12,631
Additional paid in capital	18,436,503	13,044,119
Accumulated deficit	(18,336,844)	(13,121,722)
Total Stockholders' Equity / (Deficit)	116,566	(64,972)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY / (DEFICIT)	$879,400	$248,148

The accompanying notes are an integral part of these financial statements.

MOJO ORGANICS, INC.
Statement of Stockholders' Equity / (Deficit)
For the Years Ended December 31, 2014 and 2013

	Common Stock			Preferred Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity/(Deficit)
Balance, December 31, 2012	8,551,265	$8,551	$9,838,024	—	$—	$—	$(10,345,757)	$(499,182)

Issuance of restricted Common Stock and Warrants:
Employees in lieu of salary	42,714	43	100,649	—	—	—	—	100,692
Directors and Employees, net of forfeitures	425,253	425	832,714	—	—	—	—	833,139
Advisors and Consultants	463,463	463	963,699	—	—	—	—	964,162
Private placement offering	1,171,705	1,172	467,510	—	—	—	—	468,682

Stock based compensation - stock options	—	—	50,717	—	—	—	—	50,717

Issuance of Series A Preferred Stock	—	—	—	197,709	198	790,636	—	790,834
Conversion of Series A Preferred Stock to Common Stock	1,977,085	1,977	790,806	(197,709)	(198)	(790,636)	—	1,949

Net loss	—	—	—	—	—	—	(2,775,965)	(2,775,965)

Balance, December 31, 2013	12,631,485	$12,631	$13,044,119	—	$—	$—	$(13,121,722)	$(64,972)

Issuance of restricted Common Stock and Warrants:								—
Employees in lieu of salary	23,272	23	36,977	—	—	—	—	37,000
Directors and Employees, net of forfeitures	1,965,000	1,965	2,918,702					2,920,667
Advisors and Consultants	283,652	284	550,786	—	—	—	—	551,070
Private placement offering	2,016,484	2,017	1,817,815	—	—	—	—	1,819,832

Repurchase of restricted stock	(12,497)	(13)	(11,360)	—	—	—	—	(11,373)

Stock based compensation - stock options	—	—	79,464	—	—	—	—	79,464

Net loss	—	—	—	—	—	—	(5,215,122)	(5,215,122)

Balance, December 31, 2014	16,907,396	$16,907	$18,436,503	—	$—	$—	$(18,336,844)	$116,566

The accompanying notes are an integral part of these financial statements.

MOJO ORGANICS, INC.
Statements of Cash Flows
For the Years Ended December 31, 2014 and 2013

	2014	2013

Cash flows from operating activities:
Net loss	$(5,215,122)	$(2,775,965)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,042	1,442
Share-based compensation - stock options	79,464	50,717
Stock and warrants issued to directors and employees	2,920,667	833,139
Stock issued to employees in lieu of salary	37,000	100,692
Stock and warrants issued to advisors and consultants	551,070	964,162
Loss on change in fair value of derivative liabilities	—	1,949

Changes in assets and liabilities:
Increase in accounts receivable	(42,082)	(1,808)
Increase in inventory	(357,523)	(64,985)
Decrease (increase) in supplier deposits	120,523	(122,305)
Increase in prepaid expenses	(20,005)	(12,075)
Decrease in security deposit	3,504	—
Increase in accounts payable and accrued expenses	473,714	100,592
Net cash used in operating activities	(1,444,748)	(924,445)

Net cash from investing activities:
Purchases of property and equipment	(2,175)	(3,669)
Net cash used in investing activities	(2,175)	(3,669)

Net cash from financing activities:
Notes payable to related parties	(24,000)	74,000
Repurchase of restricted stock	(11,373)	—
Issuance of preferred stock	—	412,134
Sale of common stock, net	1,819,832	448,681
Net cash provided by financing activities	1,784,459	934,815

Net increase in cash and cash equivalents	337,536	6,701

Cash and cash equivalents at beginning of period	8,080	1,379

Cash and cash equivalents at end of period	$345,616	$8,080

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$7,262
Taxes paid	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock issued for the conversion of notes payable to related parties	$—	$378,700
Accrued compensation converted to notes payable to related parties	$37,000	$178,600
Common stock issued for the conversion of notes payable to related parties	$37,000	$249,200

The accompanying notes are an integral part of these financial statements.

MOJO ORGANICS, INC.

Notes to Financial Statements

NOTE 1 – BUSINESS

Overview

MOJO Organics, Inc. (“MOJO” or the “Company”) was incorporated in the State of Delaware on August 2, 2007.  Headquartered in Jersey City, NJ, the Company is a developer of emerging beverage brands that are natural, USDA Organic, non-genetically modified and certified by the Rainforest Alliance. Currently, the Company produces CHIQUITA TROPICALS™, which are 100% fruit juices, produced under license agreement from Chiquita Brands L.L.C., a wholly owned subsidiary of Chiquita Brands International, Inc. (“CBII”).  The Company currently produces four flavors: Banana Strawberry, Mango, Passion Fruit and Pineapple.

CHIQUITA TROPICALS™ first became commercially available in the New York tri-state area and on Amazon.com in late July 2013. In February 2014, the Company expanded its sales to the west coast, New England and Central America. To grow its sales, the Company utilizes food brokers and distributors as well as selling direct to certain large retail chain stores.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The financial statements are prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents include investment instruments and time deposits purchased with a maturity of three months or less.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of December 31, 2014 and 2013 was zero.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. When necessary, the Company provides allowances to adjust the carrying value of its inventories to the lower of cost or net realizable value.

Supplier Deposits

Supplier Deposits consist of prepaid inventory for which the Company has not yet taken delivery.

Property and Equipment and Depreciation

Property and equipment are stated at cost.  Depreciation is computed using the straight line method over the estimated useful life of the respective assets.  Computer equipment is depreciated over a period of 3 -5 years.  Maintenance and repairs are charged to expense when incurred.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.  At December 31, 2014 and 2013, accumulated depreciation related to property and equipment was $5,539 and $1,553, respectively.

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

Net Loss Per Common Share

The Company computes per share amounts in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings per Share”.  ASC Topic 260 requires presentation of basic and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods.

The following potentially dilutive securities have been excluded from the computation of weighted average shares outstanding for the years ended December 31, 2014 and 2013, as they would have had an anti-dilutive impact on the Company’s net loss per common share:

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2014 or 2013. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2014 or 2013.

New Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, which creates ASC Topic 606, “Revenue from Contracts with Customers”, and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition”, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts,” and creates new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers.” In summary, the core principle of ASC Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. Therefore the amendments in ASU 2014-09 will become effective for us as of the beginning of our 2017 fiscal year. The Company is currently assessing the impact of implementing the new guidance.

In June 2014, FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period must be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  Earlier adoption is permitted.  The Company is currently evaluating the impact of the adoption of ASU 2014-12 on the Company's financial statements.

In August 2014, FASB issued ASU 2014-15, “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15 on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. For the year ended December 31, 2014, the Company incurred a net loss from continuing operations of $5,215,122.  At December 31, 2014, the Company had accumulated losses of $18,336,844, which includes accumulated losses from discontinued operations of $8,576,094.

The Company has not met its minimum sales volume requirements under its licensing agreement with CBII. As of December 31, 2014, the Company owed CBII minimum royalty payments of $507,223. The Company’s business is largely predicated on its relationship with CBII and an adverse change in this relationship could materially and adversely affect its business.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully obtain and retain customers in order to achieve profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – INVENTORY

As of December 31, 2014, inventory consisted of finished goods of $308,708 and raw materials of $136,620. As of December 31, 2013, the inventory balance of $87,805 consisted of raw materials.

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

During the year ended December 31, 2013, a total of 197,708.5 shares of the Series A Preferred Stock had been converted into 1,977,085 shares of Common Stock. As of December 31, 2014 and 2013, there were zero shares of Series A Preferred Stock issued and outstanding.

NOTE 6 – INCOME TAX

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

The reconciliation of income taxes at the statutory rate of 34% to the provision for income taxes recorded in the Statements of Operations is as follows:

	Year ended December 31,
	2014	2013
Tax benefit at federal statutory rate	34.0%	34.0%
State tax expense, net of federal benefit	5.6	5.6
Change in valuation allowance	(39.6)	(39.6)
Effective tax rate	-	-

The reported provision for income tax differs from the amount computed by applying the statutory income tax rates to the loss before income tax as follows:

	Year ended December 31,
	2014	2013
Income tax expense at statutory rate	$(877,136)	$(1,384,328)
Valuation allowance	877,136	1,384,328
Income tax expense	$-	$-
F-11

Net deferred tax assets consist of the following components:

	As of December 31,
	2014	2013
Net operating loss carryover	$877,136	$1,384,328
Valuation allowance	(877,136)	(1,384,328)
Net deferred tax asset	$-	$-

An income tax benefit has not been recognized for operating losses generated in prior periods based on uncertainties concerning the ability to generate taxable income in future periods.  At December 31, 2014, the Company had available net operating loss carry-forwards of approximately $4,863,000 which expire in various years through the year ending December 31, 2034.  Utilization of the tax loss carry-forwards are not assured, however, because the Company has incurred significant operating losses.  As a result, the deferred income tax asset arising from these net operating loss carry-forwards and from other temporary differences are not recorded in the accompanying Balance Sheets.  Due to the uncertainty of the Company’s realization of this benefit, a valuation allowance was established to fully reserve such assets.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company entered into an office service agreement for office space for a term of 12 months effective February 11, 2014.  The base monthly office fee under that agreement is $1,147.  Prior to that, the Company rented its office space on a month to month basis.

Licensing Agreement

On August 15, 2012, the Company entered into a license agreement (“License Agreement”) for the use of a third party’s marks in the manufacture, sale, promotion, marketing, advertising and distribution of certain fruit juice products in select containers. The License Agreement grants the Company an exclusive license in Connecticut, New Jersey and New York and a non-exclusive license for the other states in the United States, plus Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua. The term of the License Agreement is for seven years from July 2013 (the date that the Company first invoiced customers for products sold under the License Agreement), subject to the Company meeting certain minimum sales volume and/or minimum royalty payments. The Company did not meet its minimum sales volume requirements during the six months ended December 31, 2014, June 30, 2014 and December 31, 2013. Termination of the License Agreement could have a material and adverse impact on the Company’s business.  During the years ended December 31, 2014 and 2013, the accrued royalty payment due to the third party was $507,223 and $184,240, respectively.  Future minimum royalty payments (in thousands) are $1,265 for 2015, $1,850 for 2016, $2,611 for 2017 and $11,617 for 2018 to 2020.

NOTE 8 – STOCKHOLDERS’ DEFICIT

The Company has authorized 10,000,000 shares of preferred stock (“Preferred Stock”) and 190,000,000 shares of common stock (“Common Stock”), each having a par value of $0.001.

In March 2013, the Company approved the 2012 Long-Term Incentive Equity Plan (the “2012 Plan”), which provides the Company with the ability to issue stock options, stock appreciation rights, restricted stock and/or stock based awards for up to an aggregate of 2,050,000 shares of Common Stock.

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

On May 1, 2013, the Company commenced a private placement offering of up to 1,250,000 shares of its Common Stock (the “Private Placement”) at a price of $0.40 per share pursuant to subscription agreements entered into with each investor.  As of June 18, 2013, the last date of the offering, 1,171,705 shares of Common Stock were sold, raising an aggregate of $468,682, which amount included $20,000 of notes then outstanding.

Treasury Stock

In April 2014, the Company approved a repurchase of 12,497 shares of Common Stock for $11,372.  The shares were subsequently cancelled.

Restricted Stock Compensation

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

A summary of the restricted stock issuances to directors, executive officers and employees is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested share balance, January 1, 2013	4,453,516	$1.35
Granted	608,441	2.15
Vested	(88,309)	1.40
Forfeited	(183,240)	1.40
Unvested share balance, December 31, 2013	4,790,408	$1.45
Granted	1,965,000	0.49
Vested	(663,416)	2.09
Forfeited	-	-
Unvested share balance, December 31, 2014	6,091,992	$1.07

In connection with the issuance of restricted stock, the Company recorded share-based compensation expense of $2,920,667 and $833,139 for the years ended December 31, 2014 and 2013, respectively.  As of December 31, 2014, there was $4,366,682 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation.  That cost is expected to be recognized during the years 2015 and 2016.

Stock Warrants

In March 2014, the Company issued warrants to purchase shares of Common Stock at a price of $0.91 per share.  The warrants are exercisable for five years from the date of issuance.

The following table summarizes warrant activity during the period:

Number of Warrants
Outstanding at January 1, 2014	-
Issued for services	197,194
Issued in connection with the 2014 Offerings	917,582
Outstanding at December 31, 2014	1,114,776
Exercisable at December 31, 2014	1,114,776

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of issuance for the warrants for the year ended December 31, 2014:

December 31, 2014
Volatility	174%
Expected term (years)	5
Risk-free interest rate	1.53%
Dividend yield	0%

In connection with the issuance of warrants for services rendered, compensation expense of $246,479 and advisory fees of $18,460 were recorded during the year ended December 31, 2014.   Since the warrants are fully vested, there is no future cost to the Company in connection with the warrants.  Warrants issued to investors as part of the 2014 Placements had no impact, and will have no future impact, on the Company’s statement of operations.

Advisory Services

In March 2014, the Company entered into two agreements pursuant to which the Company will receive advisory services related to strategy, distributorship, sales and sales channels and investor relations.  The Company granted to each advisor 100,000 shares of restricted Common Stock, subject to forfeiture if the advisor terminates or materially breaches the agreement before the six-month anniversary thereof.  The aggregate value of the advisory fees of $260,000 was calculated based upon the closing price of the Company’s Common Stock on the date of the agreement, and was charged to income in 2014.

Also in March 2014, the Company issued 82,418 and 1,234 shares of Common Stock for advisory work and consulting work, respectively.  The number of shares issued was calculated based upon the fair market value of the stock.

On October 3, 2013, the Company entered into an advisor agreement whereby the Company would receive strategic business advisory services, distributorship advisory services, sales and sales channel advisory services and investor relation advisory services in exchange for the issuance of 50,000 shares of restricted Common Stock.  The Common Stock vested on April 3, 2014.  In connection with this issuance, the Company recorded $75,000 in consulting fees during the year ended December 31, 2014.

On October 3, 2013, the Company entered into an agreement for strategic business advisory services, public relations services and investor relations services with Mr. Ian Thompson.  In connection with this agreement, the Company issued 167,204 shares of restricted Common Stock and recorded consulting fees of $501,612 during 2013, which was the fair market value of the stock on the date of issue; there was no cash payment to Mr. Thompson by the Company.  The stock is fully vested; however it is restricted from trading. The advisor was also issued an additional 200,000 shares of restricted Common Stock, which was to vest quarterly based upon the Company reaching certain market capitalization and revenue goals, in addition to providing the above services, with the last tranche vesting scheduled to vest on June 30, 2014. Consulting fees amounting to $105,000 and $280,000 were recorded in 2014 and 2013, respectively, related to the additional 200,000 shares of Common Stock issued.  Throughout the term of the agreement, the Company requested the advisor to render performance under the agreement and to provide evidence of same. The Company believes, however, that Mr. Thompson failed to perform in all material respects under the terms of the agreement.  On June 27, 2014, the Company terminated the agreement.  Accordingly, the final tranche of 50,000 shares did not vest.  Further, the Company is taking all necessary steps for the cancellation of the other shares totaling 317,204 shares, due to lack of delivery of consideration and breach of the agreement.

NOTE 9– STOCK  OPTIONS

In August 2014, the Company granted certain directors and employees of the Company stock options to purchase 620,000 shares of Common Stock pursuant to the 2012 Plan. The exercise price is $0.255 per share and the options become exercisable in four equal tranches in February 2015, August 2015, February 2016 and August 2016. They expire in August 2019.

In July 2013, the Company granted certain directors and employees of the Company stock options pursuant to purchase 210,000 shares of Common Stock at an exercise price of $2.07 per share, which was 115% of the last sale price of the Common Stock on the date of grant. The options were granted pursuant to the 2012 Plan and became exercisable in July 2014. They expire in July 2015.

The following table summarizes stock option activity under the Plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, January 1, 2013	-	$-
Granted	210,000	2.070	0.5
Forfeited	-	-
Outstanding, December 31, 2013	210,000	$2.070	0.5
Granted	620,000	0.255	4.6
Forfeited	-	-
Outstanding, December 31, 2014	620,000	$0.255	4.4
Exercisable, December 31, 2014	210,000	$2.070	0.5

During the years ended December 31, 2014 and 2013, compensation expense of $79,464 and $50,717, respectively, was recorded.

As of December 31, 2014, there was $130,963 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized during 2015 and 2016 in conjunction with the vesting period.

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2014 and 2013 was $0 and $90,300, respectively.  Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.20 and $2.50 as of December 31, 2014 and 2013, respectively, and the exercise price multiplied by the number of options outstanding.

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued for the years ended December 31, 2014 and 2013:

	December 31,
	2014	2013
Volatility	192%	81%
Expected term (years)	5	1
Risk-free interest rate	1.58%	0.15%

The exercise price grant dates in relation to the market price during 2014 and 2013 are as follows:

	2014	2013
Exercise price lower than market price	$-	$-

Exercise price equal to market price	$0.255	$-

Exercise price exceeded market price	$-	$2.07

NOTE 10 – RELATED PARTY TRANSACTIONS

As of December 31, 2014, accrued payroll amounted to $220,677. This amount included $25,414 for December payroll paid in January 2015. It also included unpaid salary due to the Chief Executive Officer of the Company of $167,500 pursuant to his employment agreement with the Company and unpaid salary of $27,763 payable to the Controller (and Principal Accounting Officer) of the Company for the year ended December 31, 2014. There was no accrued payroll as of December 31, 2013.

During the years ended December 31, 2014 and 2013, the Company issued 23,272 and 42,714 shares of Common Stock, respectively, to employees as payment of salary in lieu of cash, equivalent to $37,000 and $100,692, respectively. The shares were valued by the Company at the closing price of the Company’s Common Stock on the last trading day of the applicable month for which payment was due.  In addition, accrued salary amounting to $141,200 and $20,000 was converted into 35,300 shares of Series A Preferred Stock and 50,000 shares of Common Stock as part of the Private Placement, respectively.

In December 2013, the Company received $24,000 in non-interest bearing, demand loans from certain related parties.  The loans were repaid in full by February 2014.

During 2012, various expenses of the Company, including advances for operating purposes, were paid for or made by officers and shareholders of the Company and amounted to $187,500. In January 2013, the Company received an additional advance of $50,000 from a shareholder of the Company.  The notes bore interest at rates varying between 8% and 10% and were due on September 15, 2013.

The notes contained a conversion feature which allowed the holders, at their sole discretion, to convert some or all of the principal amount of their note outstanding into equity or debt securities issued by the Company in connection with any offering made by the Company during the period that the principal amount of the note was outstanding.  The conversion terms would be identical to the offering terms.  On January 31, 2013, the balance of notes outstanding of $237,500 was converted into 59,375 shares of Series A Preferred Stock.  Accrued interest of $7,261 was paid to the holders of the notes.  Interest expense of $1,658 was charged to operations for the year ended December 31, 2013.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events,” the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of December 31, 2014. In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

