Form 10-Q
period 2015-03-31
Mojo Organics, Inc.
filed 2015-05-07
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

-i-

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

Yes ☐   No ☒

On May 4, 2015, there were 16,907,396 shares of the registrant's common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

-ii-

-iii-

MOJO ORGANICS, INC.
Condensed Balance Sheets

ASSETS

	March 31,	December 31,
	2015	2014
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$159,259	$345,616
Accounts receivable, net	36,558	43,890
Inventory	192,892	445,328
Supplier deposits	—	1,782
Prepaid expenses	9,795	37,887
Total Current Assets	398,504	874,503

PROPERTY AND EQUIPMENT, net of accumulated depreciation	1,939	2,603

OTHER ASSETS
Security deposit	2,294	2,294

TOTAL ASSETS	$402,737	$879,400

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,308,180	$542,157
Accrued payroll to related parties	255,532	220,677
Total Current Liabilities	2,563,712	762,834

Commitments and Contingencies

STOCKHOLDERS' EQUITY / (DEFICIT)
Preferred stock, 10,000,000 shares authorized at $0.001
par value, no shares issued and outstanding	—	—
Common stock, 190,000,000 shares authorized at $0.001
par value, 16,907,396 and 16,907,396 shares issued and outstanding,
respectively	16,907	16,907
Additional paid in capital	18,830,646	18,436,503
Accumulated deficit	(21,008,528)	(18,336,844)
Total Stockholders' Equity / (Deficit)	(2,160,975)	116,566

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY / (DEFICIT)	$402,737	$879,400

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Operations
(unaudited)

	For the three months ended
	March 31, 2015	March 31, 2014

Revenues	$68,885	$85,478

Cost of Revenues	109,739	80,631

Gross (Loss) Profit	(40,854)	4,847

Operating Expenses
Selling, general and administrative	2,624,233	1,460,036
Total Operating Expenses	2,624,233	1,460,036

Loss from Operations	(2,665,087)	(1,455,189)

Other Income / (Expense)
Interest income	907	—
Interest expense	(7,504)	—
Total Other Expense	(6,597)	—

Loss Before Provision for Income Taxes	(2,671,684)	(1,455,189)

Provision for Income Taxes	—	—

Net Loss	$(2,671,684)	$(1,455,189)

Net loss available to common stockholders, basic and fully diluted	$(0.16)	$(0.11)

Basic and diluted weighted average number of common shares outstanding	16,907,396	13,020,804

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Cash Flows

	For the three months ended
	March 31, 2015	March 31, 2014

Cash flows from operating activities:
Net loss	$(2,671,684)	$(1,455,189)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	664	422
Share-based compensation - stock options	19,165	25,358
Stock and warrants issued to directors and employees	374,978	849,077
Stock issued to employees in lieu of salary	—	37,000
Stock and warrants issued to advisors and consultants	—	280,235

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	7,332	(59,991)
Decrease (increase) in inventory	252,436	(188,512)
Decrease in supplier deposits	1,782	27,594
Decrease in prepaid expenses	28,092	11,733
Increase (decrease) in accounts payable and accrued expenses	1,800,878	(146,016)
Net cash used in operating activities	(186,357)	(618,289)

Net cash from investing activities:
Purchases of property and equipment	—	(586)
Net cash used in investing activities	—	(586)

Net cash from financing activities:
Notes payable to related parties	—	(24,000)
Sale of common stock, net	—	1,835,000
Net cash provided by financing activities	—	1,811,000

Net increase (decrease) in cash and cash equivalents	(186,357)	1,192,125

Cash and cash equivalents at beginning of period	345,616	8,080

Cash and cash equivalents at end of period	$159,259	$1,200,205

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Taxes paid	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES:
Accrued compensation converted to notes payable to related parties	$—	$37,000
Common stock issued for the conversion of notes payable to related parties	$—	$37,000

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statement of Stockholders' Equity / (Deficit)
For the Three Months Ended March 31, 2015

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity / (Deficit)
Balance, December 31, 2014	16,907,396	$16,907	$18,436,503	$(18,336,844)	$116,566

Issuance of restricted Common Stock and Warrants:
Directors and Employees, net of forfeitures			374,978		374,978

Stock based compensation - stock options			19,165		19,165

Net loss				(2,671,684)	(2,671,684)

Balance, March 31, 2015 (unaudited)	16,907,396	$16,907	$18,830,646	$(21,008,528)	$(2,160,975)

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.

Notes to Condensed Financial Statements

March 31, 2015

NOTE 1 – BUSINESS

Overview

MOJO Organics, Inc. (“MOJO” or the “Company”) was incorporated in the State of Delaware on August 2, 2007.  Headquartered in Jersey City, NJ, the Company is a developer of emerging beverage brands that are natural, USDA Organic, non-genetically modified (“Non GMO”) and certified by the Rainforest Alliance.

The Company has developed a line of Coconut Water beverages which are tropically flavored as well as natural, organic and Non GMO. The Company expects to launch these beverages during 2015.

Since July 2013, the Company has produced 100% tropical fruit juices, produced under a license agreement (the “License Agreement”) from Chiquita Brands L.L.C. (“CBLLC”), a wholly owned subsidiary of Chiquita Brands International, Inc.

Pursuant to the License Agreement, CBLLC granted to the Company an exclusive license to use its marks in the manufacture, sale, promotion, marketing, advertising and distribution of certain fruit juice products in select containers in Connecticut, New Jersey and New York and a non-exclusive license for the other states. If the Company failed to attain the minimum sales volume and/or minimum royalty payments required pursuant to the License Agreement in the exclusive territory for certain periods of time, CBLLC had the right to terminate the License Agreement by written notice.

On March 27, 2015, pursuant to the terms of the License Agreement, CBLLC provided the Company with a letter: (i) providing written notice of termination effective September 27, 2015 for failure by the Company to achieve the minimum sales volume in the exclusive territory; (ii) providing the Company with a right of sell off of any existing inventory of the licensed products; (iii) demanding payment by the Company of liquidated damages in the amount of $1,515,076; (iv) demanding a minimum royalty payment for contract period three in the amount of $507,223; and (v) demanding payment of additional royalties earned in the non-exclusive territories in the aggregate amount of $7,174.88. CBLLC also informed the Company that if all royalties due are not received by April 30, 2015, CBLLC will exercise its right to immediate termination for nonpayment of royalties under the License Agreement. As of the filing date, no payment has been made by the Company to CBLLC. Accordingly, CBLLC may immediately terminate the License Agreement at any time.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q  and article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited interim condensed financial statements included in this document have been prepared on the same basis as the annual financial statements, and in the Company’s opinion, reflect all adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2015 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2014 included in the Company’s Annual  Report on Form 10-K.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of March 31, 2015 and December 31, 2014 was $8,803 and zero, respectively.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. When necessary, the Company provides allowances to adjust the carrying value of its inventories to the lower of cost or net realizable value.

Supplier Deposits

Supplier Deposits consist of prepaid inventory for which the Company has not yet taken delivery.

Property and Equipment and Depreciation

Property and equipment are stated at cost.  Depreciation is computed using the straight line method over the estimated useful life of the respective assets.  Computer equipment is depreciated over a period of 3 -5 years.  Maintenance and repairs are charged to expense when incurred.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.  At March 31, 2015 and December 31, 2014, accumulated depreciation related to property and equipment was $2,866 and $5,539, respectively.

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

The following potentially dilutive securities have been excluded from the computation of weighted average shares outstanding for the three months ended March 31, 2015 and 2014, as they would have had an anti-dilutive impact on the Company’s net loss per common share:

	2015	2014
Shares underlying options outstanding	830,000	210,000
Shares underlying warrants outstanding	1,114,776	1,114,776
Total	1,944,776	1,324,776

Start-Up Costs

In accordance with ASC topic 720-15, “Start-Up Costs,” the Company charges all costs associated with its start-up operations to income as incurred.

Income Taxes

The Company provides for income taxes under ASC topic 740, “Income Taxes,” which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. ASC Topic 740 also requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Tax returns for the years from 2010 to 2014 are subject to examination by tax authorities.

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2015 or December 31, 2014. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2015 or 2014.

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

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. For the three months ended March 31, 2015, the Company incurred a net loss from continuing operations of $2,671,684.  At March 31, 2015, the Company had accumulated losses of $21,008,528, which includes accumulated losses from discontinued operations of $8,576,094.

As discussed in Note 1, CBLLC has provided the Company with a letter terminating the License Agreement effective September 27, 2015. As of March 31, 2015, the Company owed CBLLC minimum royalty payments of $507,223, additional royalty payments of $7,175 and interest of $7,504. These payments were due April 30, 2015. In addition, the Company has accrued $253,611 for royalty payments not payable until August 2015 and liquidating damages pursuant to the License Agreement equal to $1,515,076. The Company’s business is largely predicated on its relationship with CBLLC and this adverse change in the relationship could have a material adverse impact on its business. As of the filing date, no payment has been made by the Company to CBLLC. Accordingly, CBLLC may immediately terminate the License Agreement at anytime.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – INVENTORY

As of March 31, 2015, inventory consisted of finished goods of $156,928 and raw materials of $35,964. As of December 31, 2014, inventory consisted of finished goods of $308,708 and raw materials of $136,620.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company maintains office space in Jersey City, New Jersey. The Company leases the space from a third-party pursuant to a lease agreement dated February 11, 2014 at a rate of $1,147 per month.  This agreement terminated on April 30, 2015.

Licensing Agreement

See Note 1 and Note 3 for a discussion of the termination of the License Agreement.

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

A summary of the restricted stock issuances to directors, executive officers and employees is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested share balance, January 1, 2014	4,790,408	$1.45
Granted	1,965,000	0.49
Vested	(633,416)	2.09
Forfeited	-	-
Unvested share balance, December 31, 2014	6,091,992	$1.07
Granted	-
Vested	(1,415,596)	1.31
Forfeited	-	-
Unvested share balance, March 31, 2015	4,676,396	$0.99

In connection with the issuance of restricted stock, the Company recorded share-based compensation expense of $374,978 and $602,597 for the three months ended March 31, 2015 and 2014, respectively.  As of March 31, 2015, there was $3,991,704 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation.  That cost is expected to be recognized during the years 2015 and 2016.

Stock Warrants

In March 2014, the Company issued warrants to purchase 1,114,776 shares of Common Stock at a price of $0.91 per share.  The warrants are exercisable for five years from the date of issuance.

Advisory Services

In March 2014, the Company entered into two agreements pursuant to which the Company was to receive advisory services related to strategy, distributorship, sales and sales channels and investor relations.  The Company granted to each advisor 100,000 shares of restricted Common Stock, subject to forfeiture if the advisor terminated or materially breached the agreement before the six-month anniversary thereof.  The aggregate value of the advisory fees of $260,000 was calculated based upon the closing price of the Company’s Common Stock on the date of the agreement. Advisory fees of $21,667 were charged to income during the three months ended March 31, 2014.

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

On October 3, 2013, the Company entered into an agreement for strategic business advisory services, public relations services and investor relations services with Mr. Ian Thompson.  In connection with this agreement, the Company issued 167,204 shares of restricted Common Stock and recorded consulting fees of $501,612 during 2013, which was the fair market value of the stock on the date of issue; there was no cash payment to Mr. Thompson by the Company.  The stock is fully vested; however it is restricted from trading. The advisor was also issued an additional 200,000 shares of restricted Common Stock, which was to vest quarterly based upon the Company reaching certain market capitalization and revenue goals, in addition to providing the above services, with the last tranche vesting scheduled to vest on June 30, 2014. Consulting fees amounting to $72,500 were recorded during the three months ended March 31, 2014 related to the additional shares of Common Stock issued.  Throughout the term of the agreement, the Company requested the advisor to render performance under the agreement and to provide evidence of same. The Company believes, however, that Mr. Thompson failed to perform in all material respects under the terms of the agreement.  On June 27, 2014, the Company terminated the agreement.  Accordingly, the final tranche of 50,000 shares did not vest.  Further, the Company is taking all necessary steps for the cancellation of the other shares totaling 317,204 shares, due to lack of delivery of consideration and breach of the agreement.

NOTE 7 – STOCK OPTIONS

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

During the three months ended March 31, 2015 and 2014, compensation expense of $19,165 and $25,358, respectively, was recorded. As of March 31, 2015, there was $111,797 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized during 2015 and 2016 in conjunction with the vesting period.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of March 31, 2015 and December 31, 2014, accrued payroll amounted to $255,532 and $220,677, respectively. This amount includes unpaid salary due to the Chief Executive Officer of the Company of $212,500 pursuant to his employment agreement with the Company and unpaid salary of $43,032 payable to the Controller (and Principal Accounting Officer) of the Company.

During the three months ended March 31, 2014, the Company issued 23,272 shares of Common Stock to an officer of the Company as payment of salary in lieu of cash, equivalent to $37,000. The shares were valued by the Company at the closing price of the Company’s Common Stock on the last trading day of the applicable month for which payment was due.

In December 2013, the Company received $24,000 in non-interest bearing, demand loans from certain related parties.  The loans were repaid in full by February 2014.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events,” the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2015. In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Critical Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing the three months ended March 31, 2015 to 2014.

•	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

COMPANY OVERVIEW

Headquartered in Jersey City, New Jersey, the Company engages in product development, production, marketing and distribution of emerging beverage brands that are natural, USDA Organic, non-genetically modified and certified by the Rainforest Alliance. Since July 2013, the Company has produced CHIQUITA TROPICALS™, which are 100% fruit juices produced under a license agreement (the “License Agreement”) from Chiquita Brands L.L.C. (“CBLLC”), a wholly owned subsidiary of Chiquita Brands International, Inc. The Company has developed a line of Coconut Water beverages which are tropically flavored as well as natural, organic and Non GMO. The Company expects these beverages will be launched during 2015.

Pursuant to the License Agreement, CBLLC granted to the Company an exclusive license to use its marks in the manufacture, sale, promotion, marketing, advertising and distribution of certain fruit juice products in select containers in Connecticut, New Jersey and New York and a non-exclusive license for the other states. If the Company failed to attain the minimum sales volume and/or minimum royalty payments required pursuant to the License Agreement in the exclusive territory for certain periods of time, CBLLC had the right to terminate the License Agreement by written notice.

On March 27, 2015, pursuant to the terms of the License Agreement, CBLLC provided the Company with a letter: (i) providing written notice of termination effective September 27, 2015 for failure by the Company to achieve the minimum sales volume in the exclusive territory; (ii) providing the Company with a right of sell off of any existing inventory of the licensed products; (iii) demanding payment by the Company of liquidated damages in the amount of $1,515,076; (iv) demanding a minimum royalty payment for contract period three in the amount of $507,223; and (v) demanding payment of additional royalties earned in the non-exclusive territories in the aggregate amount of $7,174.88. CBLLC also informed the Company that if all royalties due were not received by April 30, 2015, CBLLC will exercise its right to immediate termination for nonpayment of royalties under the License Agreement.   As of the filing date, no payment has been made by the Company to CBLLC. Accordingly, CBLLC may immediately terminate the License Agreement at any time.

We believe in safe and sustainable corporate practices. We are proud to use Rainforest Alliance Certified fruits, which help the farmers and their families while being environmentally, socially and economically sustainable.

Results of Operations

Three Months Ended March 31, 2015 and 2014

Revenues

During the three months ended March 31, 2015, the Company reported revenue of $68,885. Sales were primarily comprised of orders from distributors, direct accounts and direct sales distributors (“DSDs”). Sales to distributors, direct accounts and DSDs amounted to approximately 71%, 24% and 5% of total revenue, respectively. The Company has exclusive agreements with several DSDs that cover certain geographical areas. There are no contracts with our other customers.

Revenues for the three months ended March 31, 2014 were $85,478. Sales were comprised of orders from direct accounts, distributors and DSDs. Sales to direct accounts, DSDs and distributors amounted to approximately 44%, 33% and 23% of total revenue, respectively. The Company had agreements with two DSD’s in the form of the Company’s standard distribution agreement. This form agreement provides for an initial term of one year, with automatic renewals for additional one year periods unless terminated after the initial one year term upon 60 days prior written notice by the Company. The standard distribution agreement provides the distributors with the nonexclusive right to distribute the Company’s products in the United States. These agreements contemplate the setting of minimum purchase levels by the distributors in amounts to be mutually agreed upon by the parties. In some cases minimums have not been sent, in some cases minimum purchase commitments per territory range from 2,500 to 5,000 cases of product in the first year of distribution, and increase yearly. The agreements provide for certain allocations of marketing expenses between the Company and the distributors, with sales incentives and discounts shared on a 50/50 basis. Purchases are made under the agreements pursuant to purchase orders from time to time and on an order by order basis; the price paid by the distributor is as agreed to by the parties and is, historically, at a substantial discount to retail. Payment by the distributors is due within 30 days of receipt of the products. The distributors are not permitted to sell competing products during the terms of the agreement or for a period of six months after termination thereof and are not permitted to sell any product licensed from CBLLC during the term of the agreement or for a period of two years thereafter. Both of these DSDs were terminated in early 2015.

All of the Company’s revenue for the three months ended March 31, 2015 and 2014 were derived from the sale of products under the License Agreement.

Cost of Revenues

Cost of Revenues includes production costs, raw material costs and consideration in the form of free product offered to certain customers.  As a result, cost of revenues as a percentage of sales can vary from period to period. For the three months ended March 31, 2015, cost of revenues was $109,739 or 159% as a percentage of revenues, compared to $80,631 or 94% as a percentage of revenues for the three months ended March 31, 2014.

Operating Expenses

For the three months ended March 31, 2015, operating expenses were $2,624,233, an increase of $1,164,197 or 80% over operating expenses for the three months ended March 31, 2014 of $1,460,036.

The increase is primarily due to the accrual of liquidated damages of $1,515,076 recorded as a result of the impending termination of the License Agreement as discussed in Note 1 of the Notes to the Financial Statements. This increase was partially offset by a reduction in stock-based compensation costs to directors and employees of $480,291. These costs, which consist of charges to income for vesting in connection with restricted stock issuances, stock options and warrants, were $394,143 for the three months ended March 31, 2015, compared to $874,434 for the three months ended March 31, 2014.  Although stock-based compensation costs reduce the Company’s earnings, they do not reduce cash and have no effect on working capital.

Liquidity and Capital Resources

Liquidity

As of March 31, 2015, the Company had negative working capital of $2,165,208.

The Company utilizes third party production facilities and outsources its logistics.  These services are performed on an as-needed basis.  There are no minimum payments or contractual obligations associated with these services.

Working Capital Needs

The Company believes it does not have sufficient cash to fund the operations of the Company for the next twelve months.  As a result, we will need to raise additional financing.  The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company expects that any sale of additional equity securities or convertible debt will result in additional dilution to our stockholders.   In addition, the Company may not be able to obtain additional debt or equity financing on terms acceptable to it, or at all. If the Company is not able to secure additional capital, it could be required to delay paying its account payables or forego business opportunities. Further, in connection with the termination of the License Agreement, CBLLC has demanded payment by the Company of liquidated damages in the amount of $1,515,076, a minimum royalty payment for contract period three in the amount of $507,223 and additional royalties earned in the non-exclusive territories in the aggregate amount of $7,174.88. The Company intends to negotiate a settlement with CBLLC regarding this matter. If a settlement is not reached with CBLLC and the Company is required to make the claimed payments, the Company would be required to raise additional capital of which there is no guarantee.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of March 31, 2015.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are currently not a party to any material legal or administrative proceedings and are not aware of any pending or threatened material legal or administrative proceedings arising in the ordinary course of business.  We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

ITEM 1A.  RISK FACTORS

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

For the years ended December 31, 2014 and 2013, we had revenues of only $324,394 and $159,144, respectively. For the three months ended March 31, 2015 and March 31, 2014, we had revenues of only $68,885 and $85,478, respectively. We have incurred net losses during the past two years and have only recently started to generate revenues from the commercial sales of our products.  We will likely continue to incur net losses in the near term and will continue to generate net losses if we cannot secure and expand adequate distribution channels for our products.  Accordingly, we cannot assure you that we will ever achieve profitability, or, if we should achieve profitability, that we would be able to sustain profitability.

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

Our business has historically been largely predicated on our relationship with CBLLC and the recent termination of our license agreement with CBLLC could materially and adversely affect our business.

We produce all of our current products under our License Agreement with CBLLC. The License Agreement provided for minimum sales volume requirements for each six month contract period. CBLLC may terminate the License Agreement should the Company fail to meet its minimum sales volume requirements for any two consecutive contract periods. The Company did not meet its minimum sales volume requirements during the six month periods ended December 31, 2014, June 30, 2014 and December 31, 2013.   On March 27, 2015, pursuant to the terms of the License Agreement, CBLLC provided the Company with a letter: (i) providing written notice of termination effective September 27, 2015 for failure by the Company to achieve the minimum sales volume in the exclusive territory; (ii) providing the Company with a right of sell off of any existing inventory of the licensed products; (iii) demanding payment by the Company of liquidated damages in the amount of $1,515,076; (iv) demanding a minimum royalty payment for contract period three in the amount of $507,223; and (v) demanding payment of additional royalties earned in the non-exclusive territories in the aggregate amount of $7,174.88. CBLLC also informed the Company that if all royalties due were not received by April 30, 2015, CBLLC will exercise its right to immediate termination for nonpayment of royalties under the License Agreement. As of the filing date, no payment has been made by the Company to CBLLC. Accordingly, CBLLC may immediately terminate the License Agreement at anytime. As a result of the termination of the License Agreement, we will no longer be able to produce and market our Chiquita branded juice products as of the effective date.  We will still be able to produce juice products under our own name, MOJO Organics, using our own suppliers and manufacturers. As a result of the termination of our relationship with CBLLC, the inherent marketing and distribution value of the MOJO Organics brand related to the Chiquita brand will be lost and is it very likely that our business operations, product salability and financial performance will be materially and adversely effected, at least in the short term.

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

To date there has been a limited trading market for our common stock. We cannot predict how liquid the market for our common stock might become. Our common stock is quoted for trading on the OTCQB Marketplace. It is a requirement of the OTCQB that issuers quoted thereon be current in their Exchange Act reporting. If not current, an issuer’s stock may be removed from quotation on the OTCQB and quoted instead on the OTC Pink® Marketplace. Our common stock began trading on the OTCQB on April 2, 2013. While we may elect in the future to seek listing of our common stock on the NYSE, the NYSE MKT, The Nasdaq Capital Market or other national securities exchange, we may not ever be able to satisfy the initial listing standards for such exchange. We currently do not satisfy the initial listing standards, and cannot ensure that we will be able to satisfy such listing standards.  We cannot assure you that we will elect to apply to list our common stock or that if we do apply, that our common stock will be accepted, for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remain quoted on the OTCQB Marketplace or suspended from the OTCQB Marketplace, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.  Furthermore, for companies whose securities are traded in the OTCQB Marketplace, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

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

Our directors and executive officers, as a group, currently beneficially own approximately 53.8% of our outstanding shares of common stock. As a result, in addition to their board seats and offices, such persons will have significant influence over certain corporate actions requiring stockholder approval, including the following actions:

•   to elect or defeat the election of our directors;

•   to amend or prevent amendment of our certificate of incorporation or bylaws;

•   to effect or prevent a merger, sale of assets or other corporate transaction; and

•   to control the outcome of any other matter submitted to our stockholders for vote.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	SEC Report Reference Number	Description
2.1	2.1	Agreement and Plan of Merger by and among Specialty Beverage and Supplement, Inc., SBSI Acquisition Corp. and MOJO Ventures, Inc. dated May 13, 2011 (1)

2.2	2.1	Split-Off Agreement, dated as of October 27, 2011, by and among MOJO Ventures, Inc., SBSI Acquisition Corp., MOJO Organics, Inc., and the Buyers party thereto (2)

3.1	3.1	Certificate of Incorporation of MOJO Shopping, Inc. (3)

3.2	3.1	Amendment to Certificate of Incorporation of MOJO Ventures, Inc. (4)

3.3	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Ventures, Inc. (5)

3.4	3.4	Articles of Merger (1)

3.5	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Organics, Inc. (9)

3.6	3.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (11)

3.7	3.1	Amended and Restated Bylaws of MOJO Ventures, Inc. (6)

3.8	3.8	Amendment No. 1 to Amended and Restated Bylaws of MOJO Organics, Inc. (13)

10.1	10.1	Form of Second Amended and Restated Restricted Stock Agreement (14)

10.2	10.6	2012 Long-Term Incentive Equity Plan (13)

10.3	10.7	Form of Stock Option Agreement under the 2012 Long-Term Incentive Equity Plan (13) †

10.4	10.8	Form of Indemnification Agreement with officers and directors (13)

10.5	10.1	Form of Promissory Note issued to OmniView Capital LLC and Paul Sweeney (11)

10.6	10.2	Advisor Agreement with OmniView Capital LLC (11)

10.7	10.3	Amended and Restated Securities Purchase Agreement (11)

10.8	10.4	Registration Rights Agreement (11)

10.9	10.5	Commitment letter executed by each of Glenn Simpson, Jeffrey Devlin and Richard Seet (11)

10.10	10.6	Amendment to Richard X. Seet Restricted Stock Agreement (11)

10.11	10.7	Letter Agreement relating to nominee right of OmniView Capital LLC (11)

10.12	10.1	Juice License Agreement between Chiquita Brands L.L.C. and MOJO Organics, Inc. dated as of August 15, 2012 (12)

10.13	10.17	Form of Subscription Agreement for 2013 Offering (13)

10.14	10.18	Employment Agreement dated March 1, 2013 between MOJO Organics, Inc. and Glenn Simpson (13) †

10.15	10.15	Form of Advisor Agreement (14)

10.16	10.16	Form of Restricted Stock Agreement, dated December 4, 2014, between MOJO Organics, Inc. and each of Glenn Simpson, Richard Seet, Jeffrey Devlin and Nicholas Giannuzzi. (14) †

10.17	10.17	Form of Restricted Stock Agreement, dated March 2014, between MOJO Organics, Inc. and each of Glenn Simpson, Richard Seet, Jeffrey Devlin, Peter Spinner and Marianne Vignone. (14) †

10.18	10.18	Form of Subscription Agreement for March 2014 Stock (with Warrants) Offering (14)

10.19	10.18	Form of Warrant (14)

10.20	10.20	Form of Subscription Agreement for March 2014 Stock Offering (14)

10.21	10.21	Form of Distribution Agreement

10.22	10.2	Form of Stock Option Agreement under the 2012 Long-Term Incentive Equity Plan, dated August 14, 2014, between MOJO Organics, Inc. and each of Glenn Simpson, Peter Spinner, Richard Seet, Jeffery Devlin and Marianne Vignone. (15)

10.23	10.3	Employment Agreement, dated August 12, 2014, between MOJO Organics, Inc. and Peter Spinner. (15)

10.24	10.1	Form of Restricted Stock Agreement, dated August 12, 2014, between MOJO organics, Inc. and Peter Spinner. (15)

31.1*	31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.

†            Management compensatory plan, contract or arrangement.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the Securities and Exchange Commission (the “SEC”) on May 18, 2011.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on November 2, 2011.

(3)	Incorporated by reference to the Registrant's Registration Statement on Form SB-2 as an exhibit, numbered as indicated above, filed with the SEC on December 19, 2007.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on May 4, 2011.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on January 4, 2012.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on October 31, 2011.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on August 12, 2011.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on June 8, 2011.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on April 2, 2013.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as an exhibit, numbered as indicated above, filed with the SEC on June 25, 2013.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on February 1, 2013.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A as an exhibit, numbered as indicated above, filed with the SEC on February 7, 2013. Portions of the exhibit and/or related schedules or exhibits thereto have been omitted pursuant to a request for confidential treatment, which has been granted by the Commission.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 10-K as an exhibit, numbered as indicated above, filed with the SEC on September 24, 2013.

(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as an exhibit, numbered as indicated above, filed with the SEC on April 16, 2014.

(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-Q as an exhibit, numbered as indicated above, filed with the SEC on October 2, 2014.

 SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOJO ORGANICS, INC.

Dated: May 7, 2015	By:	/s/Glenn Simpson
Glenn Simpson, Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)

