Form 10-Q/A
period 2015-03-31
Mojo Organics, Inc.
filed 2015-07-21
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

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

Yes  _    No  _

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes  _     No _

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  _     No  _

-i-

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  _     No  _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes _   No _

On May 4, 2015, there were 16,907,396 shares of the registrant's common stock, par value $0.001, issued and outstanding.

Purpose of This Amendment

The purpose of this Amendment No. 1 to MOJO Organics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, filed with the Securities and Exchange Commission on May 07, 2015, is to reclassify presentation of License Fee expense on the Statements of Operations.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

MOJO ORGANICS, INC.
Condensed Statements of Operations
(unaudited)

	For the three months ended
	March 31, 2015	March 31, 2014

Revenues	$68,885	$85,478

Cost of Revenues	109,739	80,631

Gross (Loss) Profit	(40,854)	4,847

Operating Expenses
Selling, general and administrative	848,371	1,367,916
License fee	1,775,862	92,120
Total Operating Expenses	2,624,233	1,460,036

Loss from Operations	(2,665,087)	(1,455,189)

Other Income / (Expense)
Interest income	907	—
Interest (expense)	(7,504)	—
Total Other (Expense)	(6,597)	—

Loss Before Provision for Income Taxes	(2,671,684)	(1,455,189)

Provision for Income Taxes	—	—

Net Loss	$(2,671,684)	$(1,455,189)

Net loss available to common stockholders, basic and fully diluted	$(0.16)	$(0.11)

Basic and diluted weighted average number of common shares outstanding	16,907,396	13,020,804

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

Net Loss Per Common Share

The Company computes per share amounts in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “ Earnings per Share ”.  ASC Topic 260 requires presentation of basic and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods.

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

New Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, which creates ASC Topic 606, “ Revenue from Contracts with Customers” , and supersedes the revenue recognition requirements in Topic 605, “ Revenue Recognition” , including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, “ Revenue Recognition—Construction-Type and Production-Type Contracts ,” and creates new Subtopic 340-40, “ Other Assets and Deferred Costs—Contracts with Customers .” In summary, the core principle of ASC Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. Therefore the amendments in ASU 2014-09 will become effective for us as of the beginning of our 2017 fiscal year. The Company is currently assessing the impact of implementing the new guidance.

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

In August 2014, FASB issued ASU 2014-15, “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15 on the Company’s financial statements.

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

MOJO ORGANICS, INC.

Dated: July 21, 2015	By:	/s/Glenn Simpson
Glenn Simpson, Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)

