Form 10-Q
period 2015-06-30
Mojo Organics, Inc.
filed 2015-07-21
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2015

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

Yes ☐   No ☒

On July 17, 2015, there were 16,907,396 shares of the registrant's common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

-i-

MOJO ORGANICS, INC.
Condensed Balance Sheets

ASSETS

	June 30,	December 31,
	2015	2014
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 85,665	$ 345,616
Accounts receivable, net	28,723	43,890
Inventory	77,645	445,328
Supplier deposits	-	1,782
Prepaid expenses	15,281	37,887
Total Current Assets	207,314	874,503

PROPERTY AND EQUIPMENT, net of accumulated depreciation	2,213	2,603

OTHER ASSETS
Security deposit	2,778	2,294

TOTAL ASSETS	$ 212,305	$ 879,400

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 10,516	$ 542,157
Accrued payroll to related parties	16,858	220,677
Total Current Liabilities	27,374	762,834

Commitments and Contingencies

STOCKHOLDERS' EQUITY / (DEFICIT)
Preferred stock, 10,000,000 shares authorized at $0.001
par value, no shares issued and outstanding	-	-
Common stock, 190,000,000 shares authorized at $0.001
par value, 16,907,396 and 16,907,396 shares issued and outstanding,
respectively	16,907	16,907
Additional paid in capital	19,100,882	18,436,503
Accumulated deficit	(18,932,858)	(18,336,844)
Total Stockholders' Equity	184,931	116,566

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 212,305	$ 879,400

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Operations
(unaudited)

	For the three months ended
	June 30, 2015	June 30, 2014

Revenue	$ 77,721	$ 76,300

Cost of Revenue	128,994	75,766

Gross (Loss) Profit	(51,273)	534

Operating Expenses
Selling, general and administrative	133,660	1,103,978
License (settlement) fee	(2,253,085)	92,120
Total Operating Expenses	(2,119,425)	1,196,098

Income (Loss) from Operations	2,068,152	(1,195,564)

Other Income	7,518	309

Income (Loss) Before Provision for Income Taxes	2,075,670	(1,195,255)

Provision for Income Taxes	-	-

Net Income (Loss)	$ 2,075,670	$ (1,195,255)

Net income (loss) available to common stockholders, basic and fully diluted	$ 0.12	$ (0.08)

Basic and diluted weighted average number of common shares outstanding	16,907,396	15,407,945

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Operations
(unaudited)

	For the six months ended
	June 30, 2015	June 30, 2014

Revenue	$ 146,606	$ 161,778

Cost of Revenue	238,733	156,397

Gross (Loss) Profit	(92,127)	5,381

Operating Expenses
Selling, general and administrative	982,031	2,471,894
License (settlement) fee	(477,223)	184,240
Total Operating Expenses	504,808	2,656,134

Income (Loss) from Operations	(596,935)	(2,650,753)

Other Income	921	309

Income (Loss) Before Provision for Income Taxes	(596,014)	(2,650,444)

Provision for Income Taxes	-	-

Net Income (Loss)	$ (596,014)	$ (2,650,444)

Net income (loss) available to common stockholders, basic and fully diluted	$ (0.04)	$ (0.19)

Basic and diluted weighted average number of common shares outstanding	16,907,396	14,220,969

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Cash Flows
(unaudited)
	For the six months ended
	June 30, 2015	June 30, 2014

Cash flows from operating activities:
Net loss	$ (596,014)	$ (2,650,444)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	725	2,361
Share-based compensation - stock options	38,695	50,717
Stock and warrants issued to directors and employees	625,684	1,575,944
Stock issued to employees in lieu of salary	-	37,000
Stock and warrants issued to advisors and consultants	-	442,736

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	15,167	1,742
Decrease (increase) in inventory	367,683	(467,184)
Decrease in supplier deposits	1,782	25,787
Decrease in prepaid expenses	22,606	(7,541)
Decrease (increase) in security deposit	(484)	3,504
Increase (decrease) in accounts payable and accrued expenses	(734,654)	43,100
Net cash used in operating activities	(258,810)	(942,278)

Net cash from investing activities:
Purchases of property and equipment	(1,141)	(2,705)
Net cash used in investing activities	(1,141)	(2,705)

Net cash from financing activities:
Notes payable to related parties	-	(24,000)
Repurchase of restricted stock	-	(11,373)
Sale of common stock, net	-	1,835,000
Net cash provided by financing activities	-	1,799,627

Net increase (decrease) in cash and cash equivalents	(259,951)	854,644

Cash and cash equivalents at beginning of period	345,616	8,080

Cash and cash equivalents at end of period	$ 85,665	$ 862,724

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

NON CASH INVESTING AND FINANCING ACTIVITIES:
Accrued compensation converted to notes payable to related parties	$ -	$ 37,000
Common stock issued for the conversion of notes payable to related parties	$ -	$ 37,000

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statement of Stockholders' Equity
For the Six Months Ended June 30, 2015
(unaudited)

	Common Stock
			Additional
			Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2014	16,907,396	$ 16,907	$ 18,436,503	$ (18,336,844)	$ 116,566

Issuance of restricted Common Stock and Warrants:
Directors and Employees, net of forfeitures			625,684		625,684

Stock based compensation - stock options			38,695		38,695

Net loss				(596,014)	(596,014)

Balance, June 30, 2015	16,907,396	$ 16,907	$ 19,100,882	$ (18,932,858)	$ 184,931

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.

Notes to Condensed Financial Statements

June 30, 2015

NOTE 1 – BUSINESS

Overview

Headquartered in Jersey City, NJ, MOJO Organics, Inc. (“MOJO” or the “Company”) is a developer of emerging beverage brands that are natural, USDA Organic and non-genetically modified (“Non GMO”). The Company has developed a line of coconut water beverages which are tropically flavored as well as natural, organic and Non GMO. The Company expects to launch these beverages during late 2015.

Since July 2013, the Company has produced 100% tropical fruit juices, under a license branding agreement (the “License Agreement”) from Chiquita Brands L.L.C. (“CBLLC”). The License Agreement will be terminated effective September 27, 2015. See Note 5 to the Notes to Condensed Financial Statements.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q  and article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited interim condensed financial statements included in this document have been prepared on the same basis as the annual financial statements, and in the Company’s opinion, reflect all adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the six months ended June 30, 2015 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2014 included in the Company’s Annual  Report on Form 10-K.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of June 30, 2015 and December 31, 2014 was $4,726 and zero, respectively.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. When necessary, the Company provides allowances to adjust the carrying value of its inventories to the lower of cost or net realizable value.

Supplier Deposits

Supplier Deposits consist of prepaid inventory for which the Company has not yet taken delivery.

Property and Equipment and Depreciation

Property and equipment are stated at cost.  Depreciation is computed using the straight line method over the estimated useful life of the respective assets.  Computer equipment is depreciated over a period of 3 to 5 years.  Maintenance and repairs are charged to expense when incurred.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.  At June 30, 2015 and December 31, 2014, accumulated depreciation related to property and equipment was $2,267 and $5,539, respectively.

Revenue Recognition

Revenue from sales of products are recognized when title and risk of loss passes to the customer.  Recognition of revenue also requires reasonable assurance of collection of sales proceeds.

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

The following potentially dilutive securities have been excluded from the computation of weighted average shares outstanding for the six months ended June 30, 2015 and 2014, as they would have had an anti-dilutive impact on the Company’s net loss per common share:

	2015	2014
Shares underlying options outstanding	865,000	210,000
Shares underlying warrants outstanding	1,114,776	1,114,776
Shares underlying unvested restricted stock	2,023,854	-
Total	4,003,630	1,324,776

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2015 or December 31, 2014. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2015 or 2014.

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

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company’s business is largely predicated on its relationship with CBLLC and the termination of the License Agreement with CBLLC could have a material adverse impact on its business.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – INVENTORY

As of June 30, 2015, inventory consisted of finished goods of $59,836 and raw materials of $17,809. As of December 31, 2014, inventory consisted of finished goods of $308,708 and raw materials of $136,620.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company maintains office space in Jersey City, New Jersey. The Company leases the space from a third-party pursuant to a lease agreement dated May 1, 2015 at a rate of $1,389 per month.  This agreement will terminate on April 30, 2016.

Licensing Agreement

On March 27, 2015, pursuant to the terms of the License Agreement, CBLLC provided the Company with written notice of termination effective September 27, 2015. The notice (i) provided the Company with a right of sell off of existing inventory of the licensed products and (ii) demanded payment by the Company of liquidated damages and royalties in the amount of $2,283,089.

On May 29, 2015, the Company and CBLLC settled the termination terms of the License Agreement via letter agreement. The accompanying financial statements reflect a credit to income of $2,260,589 for the three months ended June 30, 2015 and a credit to income of $477,223 for the six months ended June 30, 2015.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company has authorized 10,000,000 shares of preferred stock (“Preferred Stock”) and 190,000,000 shares of common stock (“Common Stock”), each having a par value of $0.001.

In March 2013, the Company approved the 2012 Long-Term Incentive Equity Plan (the “2012 Plan”), which provides the Company with the ability to issue stock options, stock appreciation rights, restricted stock and/or stock based awards for up to an aggregate of 2,050,000 shares of Common Stock. As of June 30, 2015, there were 111,559 shares available under the 2012 Plan.

Private Placement Offering

In March 2014, the Company consummated two concurrent private placement offerings, receiving an aggregate of $1,819,832, net of expenses, from accredited investors.  The Company sold an aggregate of 2,016,483 shares of Common Stock for $0.91 per share for a total of $1,835,000.  In the first offering, investors received an immediately exercisable, five year warrant to purchase one share of Common Stock at a price of $0.91 per share for each share purchased in the offering.   The investor in the second concurrent offering did not receive warrants.

Treasury Stock

In April 2014, the Company approved a repurchase of 12,497 shares of Common Stock for $11,372.  The shares were subsequently cancelled.

Restricted Stock Compensation

The Company issued shares of restricted Common Stock to its directors, executive officers and employees. Unvested restricted shares are subject to forfeiture. With the exception of 4,689,105 shares which vest based upon achieving certain milestones, the Company records compensation expense over the vesting period based upon the fair market value on the date of grant for each share, adjusted for forfeitures.

In June 2015, the Company awarded 2,023,854 shares of Common Stock to its officers and employees. The shares will be issued and will vest upon the Company reaching a $3,000,000 revenue threshold during any twelve month period. See Note 8 to the Notes to Condensed Financial Statements.

In August 2014, the Company issued 1,500,000 shares of Common Stock to an executive officer. The shares are subject to a restricted stock agreement, and the vesting is conditional upon the Company reaching certain performance goals. Should the executive officer’s employment with the Company end, any unvested shares are forfeited.

In March 2014, the Company issued 465,000 shares of Common Stock under the 2012 Plan to its directors, executive officers and employees. The shares are subject to a restricted stock agreement, pursuant to which the shares will vest one year from the date of such agreement if the grantee is a director or employee (as applicable) of the Company at the time.

A summary of the restricted stock issuances to directors, executive officers and employees is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested share balance, January 1, 2014	4,790,408	$1.45
Granted	1,965,000	0.49
Vested	(633,416)	2.09
Forfeited	-	-
Unvested share balance, December 31, 2014	6,091,992	$1.07
Granted	2,023,854	0.17
Vested	(1,415,596)	1.31
Forfeited	-	-
Unvested share balance, June 30, 2015	6,700,250	$0.75

In connection with the issuance of restricted stock, the Company recorded share-based compensation expense of $625,684 and $1,329,464 for the six months ended June 30, 2015 and 2014, respectively.  As of June 30, 2015, there was $3,740,998 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation.  That cost is expected to be recognized during the years 2015 and 2016.

Stock Warrants

As part of the private placement offering in March 2014, the Company issued warrants to purchase 1,114,776 shares of Common Stock at a price of $0.91 per share. The warrants are exercisable for five years from the date of issuance.

Advisory Services

In March 2014, the Company entered into two agreements pursuant to which the Company was to receive advisory services related to strategy, distributorship, sales and sales channels and investor relations.  The Company granted to each advisor 100,000 shares of restricted Common Stock, subject to forfeiture if the advisor terminated or materially breached the agreement before the six-month anniversary thereof.  The aggregate value of the advisory fees of $260,000 was calculated based upon the closing price of the Company’s Common Stock on the date of the agreement. Advisory fees of $21,667 were charged to income during the three months ended June 30, 2014.

Also in March 2014, the Company issued 82,418 and 1,234 shares of Common Stock for advisory work and consulting work, respectively.  The number of shares issued was calculated based upon the fair market value of the stock.

On October 3, 2013, the Company entered into an advisor agreement whereby the Company would receive strategic business advisory services, distributorship advisory services, sales and sales channel advisory services and investor relation advisory services in exchange for the issuance of 50,000 shares of restricted Common Stock.  The Common Stock vested on April 3, 2014.  In connection with this issuance, the Company recorded $75,000 in consulting fees during the three months ended June 30, 2014.

On October 3, 2013, the Company entered into an agreement for strategic business advisory services, public relations services and investor relations services with Mr. Ian Thompson.  In connection with this agreement, the Company issued 167,204 shares of restricted Common Stock and recorded consulting fees of $501,612 during 2013, which was the fair market value of the stock on the date of issue; there was no cash payment to Mr. Thompson by the Company.  The stock is fully vested; however it is restricted from trading. The advisor was also issued an additional 200,000 shares of restricted Common Stock, which was to vest quarterly based upon the Company reaching certain market capitalization and revenue goals, in addition to providing the above services, with the last tranche vesting scheduled to vest on June 30, 2014. Consulting fees amounting to $72,500 were recorded during the three months ended June 30, 2014 related to the additional shares of Common Stock issued.  Throughout the term of the agreement, the Company requested the advisor to render performance under the agreement and to provide evidence of same. Mr. Thompson failed to perform in all material respects under the terms of the agreement.

On June 27, 2014, the Company terminated the agreement.  The Company is taking all necessary steps for the cancellation of the shares totaling 367,204 shares, due to lack of delivery of consideration and material breach of the agreement.

NOTE 7 – STOCK OPTIONS

In June 2015, the Company granted a director of the Company stock options to purchase 35,000 shares of Common Stock pursuant to the 2012 Plan. The exercise price is $0.255 per share and the options become exercisable in four equal tranches in December 2015, June 2016, December 2016 and June 2017. They expire in June 2020.

In August 2014, the Company granted certain directors and employees of the Company stock options to purchase 620,000 shares of Common Stock pursuant to the 2012 Plan. The exercise price is $0.255 per share and the options become exercisable in four equal tranches in February 2015, August 2015, February 2016 and August 2016. They expire in August 2019.

In July 2013, the Company granted certain directors and employees of the Company stock options pursuant to purchase 210,000 shares of Common Stock at an exercise price of $2.07 per share, which was 115% of the last sale price of the Common Stock on the date of grant. The options were granted pursuant to the 2012 Plan and became exercisable in July 2014. They expired July 1, 2015.

During the six months ended June 30, 2015 and 2014, compensation expense of $38,695 and $25,358, respectively, was recorded. As of June 30, 2015, there was $94,627 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized 2015 through 2017 in conjunction with the applicable vesting periods.

NOTE 8 – RELATED PARTY TRANSACTIONS

In June 2015, pursuant to letter agreements, the Chief Executive Officer, the Chief Operating Officer and the Controller (and Principal Accounting Officer) of the Company forgave unpaid salary due to them of $239,500, $16,000 and $43,032, respectively. This resulted in a credit to income of $298,532 for the three months and six months ended June 30, 2015.

On June 15, 2015, the Company entered into an Amended and Restated Employment Agreement (the "Simpson Agreement") with the Chief Executive Officer (the “CEO”) pursuant to which the CEO will continue to act as the Company's CEO and Chairman of the Board for a term of five years as extended in consideration of (i) a base salary of $5,000 per month from June 2015 through September 2015 and then increasing to $18,500 per month, (ii) 1,544,737 shares of Common Stock of the Company to be issued to the CEO upon the Company generating revenue of $3,000,000 during any twelve month period during the term and (iii) an annual bonus based on performance goals established by the Board of Directors of the Company as set forth in the Simpson Agreement.

In addition, on June 15, 2015, the Company entered into an Amended and Restated Employment Agreement (the "Spinner Agreement") with Peter Spinner pursuant to which Mr. Spinner will continue to act as the Company's Chief Operating Officer (“COO”) for a term of five years as extended in consideration of (i) a base salary of $8,000 per month from June 2015 through September 2015 and then increasing to $16,000 per month, (ii) 252,632 shares of Common Stock of the Company to be issued to the COO upon the Company generating revenue of $3,000,000 during any twelve month period during the term and (iii) an annual bonus based on performance goals established by the Board of Directors of the Company as set forth in the Spinner Agreement.

Additionally, the Company awarded its Controller a one-time grant of 226,485 shares of Common Stock of the Company (the "Controller Grant Shares") in consideration of her previous and continued services as Controller of the Company, which such Controller Grant Shares will be issued to the Controller upon the Company generating revenue of $3,000,000 during any twelve month period on or prior to June 26, 2025.

During the three months ended June 30, 2014, the Company issued 23,272 shares of restricted, non-transferable Common Stock to an officer of the Company as payment of salary in lieu of cash, equivalent to $37,000. The shares were valued by the Company at the closing price of the Company’s Common Stock on the last trading day of the applicable month for which payment was due.

In December 2013, the Company received $24,000 in non-interest bearing, demand loans from certain related parties.  The loans were repaid in full by February 2014.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events,” the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of June 30, 2015. In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Critical Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing the three months ended June 30, 2015 to the three months ended June 30, 2014.

•	Results of Operations — Analysis of our financial results comparing the six months ended June 30, 2015 to the six months ended June 30, 2014.

•	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

COMPANY OVERVIEW

Headquartered in Jersey City, New Jersey, the Company engages in product development, production, marketing and distribution of emerging beverage brands that are natural, USDA Organic and non-genetically modified. Commencing July 2013, the Company produced beverages produced under a license agreement with CBLLC; the license agreement will be terminated effective September 27, 2015. See Note 5 to the Notes to Condensed Financial Statements.

The Company has developed a line of coconut water beverages with tropical juice which are natural, organic and Non GMO. The Company expects these beverages will be launched during late 2015.

Results of Operations

Three Months Ended June 30, 2015 and 2014

Revenue

During the three months ended June 30, 2015, the Company reported revenue of $77,721. Sales were primarily comprised of orders from distributors and direct accounts. Sales to distributors and direct accounts amounted to approximately 57% and 34% of total revenue, respectively.

During the three months ended June 30, 2014, the Company reported revenue of $76,300. Sales were comprised of orders from grocers, direct accounts and distributors. Sales to grocers and direct accounts amounted to 65% of total revenue. Sales to distributors amounted to 35% of total revenue. The Company had agreements with two Direct Sales Distributors (“DSDs”) in the form of the Company’s standard distribution agreement. This form agreement provides for an initial term of one year, with automatic renewals for additional one year periods unless terminated after the initial one year term upon 60 days prior written notice by the Company. The distribution agreements provided the distributors with the exclusive right to distribute the Company’s products in certain territories of the United States. Both of these DSDs were terminated in early 2015.

Cost of Revenue

Cost of Revenue includes production costs, raw material costs and consideration in the form of free product offered to certain customers.  As a result, cost of revenue as a percentage of sales can vary from period to period. For the three months ended June 30, 2015, cost of revenue was $128,994 or 166% as a percentage of revenue, compared to $75,766 or 99% as a percentage of revenue for the three months ended June 30, 2014.

Operating Expenses

For the three months ended June 30, 2015, operating expenses were a credit of $2,119,425. For the three months ended June 30, 2014, operating expenses were $1,196,098. This represented a decrease of $3,315,523.

The settlement of the amounts due pursuant to the termination of the license agreement resulted in a credit to operating expenses of $2,253,085 for the three months ended June 30, 2015. See Note 5 of the Notes to the Condensed Financial Statements.

Stock-based compensation costs to directors and employees, which consist of charges to income for vesting in connection with restricted stock issuances, stock options and warrants, were $270,235 for the three months ended June 30, 2015, compared to $752,225 for the three months ended June 30, 2014.  This represents a decrease of $481,990. Although stock-based compensation costs reduce the Company’s earnings, they do not reduce cash and have no effect on working capital.

During the three months ended June 30, 2015, employees of the Company forgave payroll expenses amounting to $298,532, which contributed to the overall reduction in operating expenses. See Note 8 of the Notes to the Condensed Financial Statements.

Six Months Ended June 30, 2015 and 2014

Revenue

During the six months ended June 30, 2015, the Company reported revenue of $146,606. Sales were primarily comprised of orders from distributors and direct accounts. Sales to distributors and direct accounts amounted to approximately 52% and 39% of total revenue, respectively.

During the six months ended June 30, 2014, the Company reported revenue of $161,778. Sales were comprised of orders from direct accounts and distributors. Sales to direct accounts amounted to 55% of total revenue. Sales to distributors and DSD’s amounted to 28% and 17% of total revenue, respectively.

Cost of Revenue

Cost of Revenue includes production costs, raw material costs and consideration in the form of free product offered to certain customers.  As a result, cost of revenue as a percentage of sales can vary from period to period. For the six months ended June 30, 2015, cost of revenue was $238,733 or 163% as a percentage of revenue, compared to $156,397 or 97% as a percentage of revenue for the six months ended June 30, 2014.

Operating Expenses

For the six months ended June 30, 2015, operating expenses were $504,808, a decrease of $2,151,326 or 81% over operating expenses for the six months ended June 30, 2014 of 2,656,134.

Stock-based compensation costs to directors and employees, which consist of charges to income for vesting in connection with restricted stock issuances, stock options and warrants, were $664,379 for the six months ended June 30, 2015, compared to $1,626,660 for the six months ended June 30, 2014.  This represents a reduction to operating expenses of $962,281. Although stock-based compensation costs reduce the Company’s earnings, they do not reduce cash and have no effect on working capital.

Marketing, promotional, selling and licensing fees were a credit of $421,883 for the six months ended June 30, 2015, compared to expense of $235,363 for the six months ended June 30, 2014. The settlement of the license agreement, discussed in Note 5 to the accompanying Condensed Notes to the Financial Statements, was the primary reason for this decrease in marketing, promotional, selling and licensing fees of $657,246.

Advisory fees, which are primarily paid in Common Stock, were zero for the six months ended June 30, 2015, as compared to $453,286 for the six months ended June 30, 2014.

Liquidity and Capital Resources

Liquidity

As of June 30, 2015, the Company had working capital of $179,940.

Working Capital Needs

The Company believes it has insufficient cash to fund its operations for the next twelve months, and will require additional capital to develop, market and produce its products.   The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company expects that the sale of equity securities or convertible debt will result in dilution to the stockholders.   In addition, the Company may not be able to obtain additional debt or equity financing on terms acceptable to it, or at all. If the Company is not able to secure additional capital, it could result in foregone business opportunities.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of June 30, 2015.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.  RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 15, 2015, the Company entered into (“the CEO Agreement” and “the COO Agreement”) with the CEO and the COO pursuant to which the CEO and COO agreed to continue to serve in their positions for a term of five years, as extended, in consideration of, among other items, 1,544,737 and 252,632 shares of Common Stock of the Company, respectively, to be issued to each party upon the Company generating revenue of $3,000,000 during any twelve month period during the term. Additionally, the Company awarded its Controller 226,485 shares (“the Controller Grant Shares”) in consideration of her previous and continued services as Controller of the Company, which such Controller Grant Shares will be issued upon the Company generating revenue of $3,000,000 during any twelve month period on or prior to June 26, 2025.  In June 2015, the Company granted a director of the Company stock options to purchase 35,000 shares of Common Stock pursuant to the 2012 Plan. The exercise price is $0.255 per share and the options become exercisable in four equal tranches in December 2015, June 2016, December 2016 and June 2017. They expire in June 2020.

This issuance of these above securities is exempt from the registration requirements under Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D. The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	SEC Report Reference Number	Description
2.1	2.1	Agreement and Plan of Merger by and among Specialty Beverage and Supplement, Inc., SBSI Acquisition Corp. and MOJO Ventures, Inc. dated May 13, 2011 (1)

2.2	2.1	Split-Off Agreement, dated as of October 27, 2011, by and among MOJO Ventures, Inc., SBSI Acquisition Corp., MOJO Organics, Inc., and the Buyers party thereto (2)

3.1	3.1	Certificate of Incorporation of MOJO Shopping, Inc. (3)

3.2	3.1	Amendment to Certificate of Incorporation of MOJO Ventures, Inc. (4)

3.3	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Ventures, Inc. (5)

3.4	3.4	Articles of Merger (1)

3.5	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Organics, Inc. (9)

3.6	3.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (11)

3.7	3.1	Amended and Restated Bylaws of MOJO Ventures, Inc. (6)

3.8	3.8	Amendment No. 1 to Amended and Restated Bylaws of MOJO Organics, Inc. (13)

10.1	10.1	Form of Second Amended and Restated Restricted Stock Agreement (14)

10.2	10.6	2012 Long-Term Incentive Equity Plan (13)

10.3	10.7	Form of Stock Option Agreement under the 2012 Long-Term Incentive Equity Plan (13) †

10.4	10.8	Form of Indemnification Agreement with officers and directors (13)

10.5	10.1	Form of Promissory Note issued to OmniView Capital LLC and Paul Sweeney (11)

10.6	10.2	Advisor Agreement with OmniView Capital LLC (11)

10.7	10.3	Amended and Restated Securities Purchase Agreement (11)

10.8	10.4	Registration Rights Agreement (11)

10.9	10.5	Commitment letter executed by each of Glenn Simpson, Jeffrey Devlin and Richard Seet (11)

10.10	10.6	Amendment to Richard X. Seet Restricted Stock Agreement (11)

10.11	10.7	Letter Agreement relating to nominee right of OmniView Capital LLC (11)

10.12	10.1	Juice License Agreement between Chiquita Brands L.L.C. and MOJO Organics, Inc. dated as of August 15, 2012 (12)

10.13	10.17	Form of Subscription Agreement for 2013 Offering (13)

10.14	10.18	Employment Agreement dated March 1, 2013 between MOJO Organics, Inc. and Glenn Simpson (13) †

10.15	10.15	Form of Advisor Agreement (14)

10.16	10.16	Form of Restricted Stock Agreement, dated December 4, 2014, between MOJO Organics, Inc. and each of Glenn Simpson, Richard Seet, Jeffrey Devlin and Nicholas Giannuzzi. (14) †

10.17	10.17	Form of Restricted Stock Agreement, dated March 2014, between MOJO Organics, Inc. and each of Glenn Simpson, Richard Seet, Jeffrey Devlin, Peter Spinner and Marianne Vignone. (14) †

10.18	10.18	Form of Subscription Agreement for March 2014 Stock (with Warrants) Offering (14)

10.19	10.18	Form of Warrant (14)

10.20	10.20	Form of Subscription Agreement for March 2014 Stock Offering (14)

10.21	10.21	Form of Distribution Agreement

10.22	10.2	Form of Stock Option Agreement under the 2012 Long-Term Incentive Equity Plan, dated August 14, 2014, between MOJO Organics, Inc. and each of Glenn Simpson, Peter Spinner, Richard Seet, Jeffery Devlin and Marianne Vignone. (15)

10.23	10.3	Employment Agreement, dated August 12, 2014, between MOJO Organics, Inc. and Peter Spinner. (15)

10.24	10.1	Form of Restricted Stock Agreement, dated August 12, 2014, between MOJO organics, Inc. and Peter Spinner. (15)

10.25	10.25	Amended and Restated Employment Agreement by and between MOJO Organics, Inc. and Glenn Simpson dated June 15, 2015 (16)
10.26	10.26	Amended and Restated Employment Agreement by and between MOJO Organics, Inc. and Peter Spinner dated June 15, 2015 (16)

31.1*	31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.

†            Management compensatory plan, contract or arrangement.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the Securities and Exchange Commission (the “SEC”) on May 18, 2011.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on November 2, 2011.

(3)	Incorporated by reference to the Registrant's Registration Statement on Form SB-2 as an exhibit, numbered as indicated above, filed with the SEC on December 19, 2007.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on May 4, 2011.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on January 4, 2012.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on October 31, 2011.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on August 12, 2011.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on June 8, 2011.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on April 2, 2013.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as an exhibit, numbered as indicated above, filed with the SEC on June 25, 2013.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on February 1, 2013.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A as an exhibit, numbered as indicated above, filed with the SEC on February 7, 2013. Portions of the exhibit and/or related schedules or exhibits thereto have been omitted pursuant to a request for confidential treatment, which has been granted by the Commission.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 10-K as an exhibit, numbered as indicated above, filed with the SEC on September 24, 2013.

(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as an exhibit, numbered as indicated above, filed with the SEC on April 16, 2014.

(15) (16)

Incorporated by reference to the Registrant’s Annual Report on Form 10-Q as an exhibit, numbered as indicated above, filed with the SEC on October 2, 2014.

Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated

above, filed with the SEC on June 30, 2015.

 SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOJO ORGANICS, INC.

Dated: July 21, 2015	By:	/s/Glenn Simpson
Glenn Simpson, Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)

