Form 10-Q
period 2015-09-30
Mojo Organics, Inc.
filed 2015-10-08
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

i

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

Yes ☐   No ☒

On October 7, 2015, there were 17,883,881 shares of the registrant's common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

iii

MOJO ORGANICS, INC.
Condensed Balance Sheets

ASSETS

	September 30, 2015	December 31, 2014
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$154,927	$345,616
Accounts receivable, net	16,842	43,890
Inventory	—	445,328
Supplier deposits	8,623	1,782
Prepaid expenses	6,859	37,887
Total Current Assets	187,251	874,503

PROPERTY AND EQUIPMENT, net of accumulated depreciation	2,020	2,603

OTHER ASSETS
Security deposit	2,778	2,294

TOTAL ASSETS	$192,049	$879,400

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,008	$542,157
Accrued payroll to related parties	9,087	220,677
Total Current Liabilities	17,095	762,834

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized at $0.001
par value, no shares issued and outstanding	—	—
Common stock, 190,000,000 shares authorized at $0.001
par value, 17,883,881 and 16,907,396 shares issued and outstanding,
respectively	17,884	16,907
Additional paid in capital	19,500,917	18,436,503
Accumulated deficit	(19,343,847)	(18,336,844)
Total Stockholders' Equity	174,954	116,566

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$192,049	$879,400

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Operations
(unaudited)

	For the three months ended
	September 30,
	2015	2014

Revenue	$43,475	$85,760

Cost of Revenue	81,835	96,463

Gross Loss	(38,360)	(10,703)

Operating Expenses
Selling, general and administrative	312,629	1,026,985
License fee	60,000	253,612
Total Operating Expenses	372,629	1,280,597

Loss from Operations	(410,989)	(1,291,300)

Total Other Income	—	96

Loss Before Provision for Income Taxes	(410,989)	(1,291,204)

Provision for Income Taxes	—	—

Net Loss	$(410,989)	$(1,291,204)

Net loss per common share, basic and fully diluted	$(0.02)	$(0.08)

Basic and diluted weighted average number of common shares outstanding	17,058,332	16,059,570

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Operations
(unaudited)

	For the nine months ended
	September 30,
	2015	2014

Revenue	$190,081	$247,538

Cost of Revenue	320,568	252,860

Gross Loss	(130,487)	(5,322)

Operating Expenses
Selling, general and administrative	1,294,660	3,498,879
License (settlement) fee	(417,223)	437,852
Total Operating Expenses	877,437	3,936,731

Loss from Operations	(1,007,924)	(3,942,053)

Total Other Income	921	405

Loss Before Provision for Income Taxes	(1,007,003)	(3,941,648)

Provision for Income Taxes	—	—

Net Loss	$(1,007,003)	$(3,941,648)

Net loss per common share, basic and fully diluted	$(0.06)	$(0.27)

Basic and diluted weighted average number of common shares outstanding	16,958,261	14,840,571

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Cash Flows
(unaudited)
	For the nine months ended
	September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(1,007,003)	$(3,941,648)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,303	3,149
Share-based compensation - stock options	57,722	60,300
Stock and warrants issued to directors and employees	857,669	2,302,811
Stock issued to employees in lieu of salary	—	37,000
Stock and warrants issued to advisors and consultants	—	551,070

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	27,048	(38,981)
Decrease (increase) in inventory	445,328	(440,880)
Decrease (increase) in supplier deposits	(6,841)	25,787
Decrease in prepaid expenses	31,028	6,279
Decrease (increase) in security deposit	(484)	3,504
Increase (decrease) in accounts payable and accrued expenses	(744,932)	139,598
Net cash used in operating activities	(339,162)	(1,292,011)

Net cash from investing activities:
Purchases of property and equipment	(1,527)	(2,175)
Net cash used in investing activities	(1,527)	(2,175)

Net cash from financing activities:
Notes payable to related parties	—	(24,000)
Repurchase of restricted stock	—	(11,373)
Sale of common stock, net	150,000	1,819,832
Net cash provided by financing activities	150,000	1,784,459

Net increase (decrease) in cash and cash equivalents	(190,689)	490,273

Cash and cash equivalents at beginning of period	345,616	8,080

Cash and cash equivalents at end of period	$154,927	$498,353

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Taxes paid	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES:
Accrued compensation converted to notes payable to related parties	$—	$37,000
Common stock issued for the conversion of notes payable to related parties	$—	$37,000

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statement of Stockholders' Equity
For the Nine Months Ended September 30, 2015

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2014	16,907,396	$16,907	$18,436,503	$(18,336,844)	$116,566

Issuance of restricted Common Stock and Warrants:
Private Placement	750,000	750	149,250	—	150,000

Directors and Employees, net of forfeitures	226,485	227	857,442	—	857,669

Stock based compensation - stock options	—	—	57,722	—	57,722

Net loss	—	—	—	(1,007,003)	(1,007,003)

Balance, September 30, 2015 (unaudited)	17,883,881	$17,884	$19,500,917	$(19,343,847)	$174,954

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.

Notes to Condensed Financial Statements

September 30, 2015

NOTE 1 – BUSINESS

Overview

Headquartered in Jersey City, NJ, MOJO Organics, Inc. (“MOJO” or the “Company”) develops emerging beverage brands that are natural, USDA Organic and non-genetically modified (“Non GMO”). The Company has developed a line of coconut water beverages which are tropically flavored as well as natural, organic and Non GMO. The Company expects to launch these beverages in October 2015.

Since July 2013, the Company has produced 100% tropical fruit juices, under a license branding agreement (the “License Agreement”) from Chiquita Brands L.L.C. (“CBLLC”). The License Agreement was terminated effective September 27, 2015 and the Company has the right to sell its products through October 2015. See Note 5 to the Notes to Condensed Financial Statements.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q  and article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited interim condensed financial statements included in this document have been prepared on the same basis as the annual audited financial statements, and in the Company’s opinion, reflect all adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the nine months ended September 30, 2015 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2014 included in the Company’s Annual  Report on Form 10-K.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of September 30, 2015 and December 31, 2014 was $7,726 and zero, respectively.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. When necessary, the Company provides allowances to adjust the carrying value of its inventories to the lower of cost or net realizable value.

Supplier Deposits

Supplier Deposits consist of prepaid inventory for which the Company has not yet taken delivery.

Property and Equipment and Depreciation

Property and equipment are stated at cost.  Depreciation is computed using the straight line method over the estimated useful life of the respective assets.  Computer equipment is depreciated over a period of 3 to 5 years.  Maintenance and repairs are charged to expense when incurred.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.  At September 30, 2015 and December 31, 2014, accumulated depreciation related to property and equipment was $2,845 and $5,539, respectively.

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

The following potentially dilutive securities have been excluded from the computation of weighted average shares outstanding for the nine months ended September 30, 2015 and 2014, as they would have had an anti-dilutive impact on the Company’s net loss per common share:

	2015	2014
Shares underlying options outstanding	865,000	830,000
Shares underlying warrants outstanding	2,614,776	1,114,776
Total	3,479,776	1,944,776

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2015 or December 31, 2014. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2015 or 2014.

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

NOTE 4 – INVENTORY

As of September 30, 2015, the Company had no inventory. As of December 31, 2014, inventory consisted of finished goods of $308,708 and raw materials of $136,620.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company maintains office space in Jersey City, New Jersey. The Company leases the space from a third-party pursuant to a lease agreement dated May 1, 2015 at a rate of $1,389 per month.  This agreement will terminate on April 30, 2016.

Licensing Agreement

On March 27, 2015, pursuant to the terms of the License Agreement, CBLLC provided the Company with written notice of termination effective September 27, 2015. The notice (i) provided the Company with a right of sell off of existing inventory of the licensed products through October 31, 2015 and (ii) demanded payment by the Company of liquidated damages and royalties in the amount of $2,283,089.

On May 29, 2015, the Company and CBLLC settled the termination terms of the License Agreement via letter agreement. For the three months ended March 31, 2015, the Company recorded license fees of $260,786 and liquidating damages of $1,515,076, resulting in a charge to income of $1,775,862. As a result of the settlement reached, the Company recorded income of $2,253,085 during the three months ended June 30, 2015. The Company recorded additional settlement fees of $60,000 during the three months ended September 30, 2015. The aggregate of all of these transactions reflect a credit to income of $477,223 for the nine months ended September 30, 2015.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company has authorized 190,000,000 shares of common stock (“Common Stock”) and 10,000,000 shares of preferred stock (“Preferred Stock”), each having a par value of $0.001.

In March 2013, the Company approved the 2012 Long-Term Incentive Equity Plan (the “2012 Plan”), which provides the Company with the ability to issue stock options, stock appreciation rights, restricted stock and/or stock based awards for up to an aggregate of 2,050,000 shares of Common Stock. As of September 30, 2015, there were 111,559 shares available under the 2012 Plan.

Private Placement Offerings

In August 2015, the Company entered into a subscription agreement whereby 750,000 shares of Common Stock were sold to an accredited investor for a total of $150,000, along with a purchase warrant for 1,500,000 shares of Common Stock at a price of $0.40 per share. The five year warrant is immediately exercisable.

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

In June 2015, the Company awarded 2,023,854 shares of Common Stock to its officers and employees. The Company issued 226,485 shares in August 2015 and will vest upon the Company reaching a $3,000,000 revenue threshold during any twelve months period. The balance of 1,797,369 shares will be issued and will vest upon the Company reaching a $3,000,000 revenue threshold during any twelve month period. See Note 8 to the Notes to Condensed Financial Statements.

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

A summary of the restricted stock issuances to directors, executive officers and employees is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested share balance, January 1, 2014	4,790,408	$1.45
Granted	1,965,000	0.49
Vested	(663,416)	2.09
Forfeited	-	-
Unvested share balance, December 31, 2014	6,091,992	$1.07
Granted	2,023,854	0.19
Vested	(1,525,546)	1.32
Forfeited	-	-
Unvested share balance, September 30, 2015	6,590,300	$0.74

In connection with the issuance of restricted stock, the Company recorded share-based compensation expense of $857,669 and $2,853,881 for the nine months ended September 30, 2015 and 2014, respectively.  As of September 30, 2015, there was $2,725,004 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation.  That cost includes $2,026,884 of unrecognized compensation cost related to shares that will vest upon the Company reaching certain performance goals. The balance of $698,120 is expected to be recognized during the remainder of 2015 and 2016.

Stock Warrants

Warrants to purchase 1,500,000 shares of Common Stock were issued as part of a subscription agreement in August 2015 at a price of $0.40 per share. The warrants are exercisable for five years from the date of issuance.

As part of the private placement offering in March 2014, the Company issued warrants to purchase 1,114,776 shares of Common Stock at a price of $0.91 per share. The warrants are exercisable for five years from the date of issuance.

Advisory Services

In March 2014, the Company entered into two agreements pursuant to which the Company was to receive advisory services related to strategy, distributorship, sales and sales channels and investor relations.  The Company granted to each advisor 100,000 shares of restricted Common Stock, subject to forfeiture if the advisor terminated or materially breached the agreement before the six-month anniversary thereof.  The aggregate value of the advisory fees of $260,000 was calculated based upon the closing price of the Company’s Common Stock on the date of the agreement. Advisory fees of $21,667 were charged to income during the nine months ended September 30, 2014.

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

On October 3, 2013, the Company entered into an agreement for strategic business advisory services, public relations services and investor relations services with Ian Thompson.  In connection with this agreement, the Company issued 167,204 shares of restricted Common Stock and recorded consulting fees of $501,612 during 2013, which was the fair market value of the stock on the date of issue; there was no cash payment to Ian Thompson by the Company.  The stock is fully vested; however it is restricted from trading. The advisor was also issued an additional 200,000 shares of restricted Common Stock, which was to vest quarterly based upon the Company reaching certain market capitalization and revenue goals, in addition to providing the above services, with the last tranche vesting scheduled to vest on June 30, 2014. Consulting fees amounting to $72,500 were recorded during the nine months ended September 30, 2014 related to the additional shares of Common Stock issued.  Throughout the term of the agreement, the Company requested the advisor to render performance under the agreement and to provide evidence of same. Ian. Thompson failed to perform in all material respects under the terms of the agreement and failed to provide evidence.

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

During the nine months ended September 30, 2015 and 2014, compensation expense of $57,722 and $60,299, respectively, was recorded. As of September 30, 2015, there was $72,781 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized 2015 through 2017 in conjunction with the applicable vesting periods.

NOTE 8 – RELATED PARTY TRANSACTIONS

In September 2015, the Chief Executive Officer (the “CEO”) and the Chief Operating Officer (the “COO”) of the Company forgave unpaid salary due to them of $15,000 and $24,000, respectively. In June 2015, pursuant to letter agreements, the CEO, the COO and the Controller (and Principal Accounting Officer) of the Company forgave unpaid salary due to them of $239,500, $16,000 and $43,032, respectively. This resulted in a reduction in operating expenses of $337,532 for the nine months ended September 30, 2015.

In August 2015, the Company issued its Controller 226,485 shares of Common Stock of the Company in consideration of her previous and continued services as Controller of the Company. These shares will vest upon the Company generating revenue of $3,000,000 during any twelve month period on or prior to June 26, 2025.

Also in August 2015, the Company entered in a subscription agreement with Wyatts Torch Equity Partners, LP (“Wyatt”) for the sale of 750,000 shares of Common Stock for $150,000 and warrants to purchase 1,500,000 shares of Common Stock at $0.40 per share. The managing member of Wyatt is the COO of the Company, as well as a Director of the Company. See Note 6 for further discussion.

On June 15, 2015, the Company entered into an Amended and Restated Employment Agreement (the "Simpson Agreement") with the CEO pursuant to which the CEO will continue to act as the Company's CEO and Chairman of the Board for a term of five years as extended in consideration of (i) a base salary of $5,000 per month from June 2015 through September 2015 and then increasing to $18,500 per month, (ii) 1,544,737 shares of Common Stock of the Company to be issued to the CEO upon the Company generating revenue of $3,000,000 during any twelve month period during the term and (iii) an annual bonus based on performance goals established by the Board of Directors of the Company as set forth in the Simpson Agreement.

In addition, on June 15, 2015, the Company entered into an Amended and Restated Employment Agreement (the "Spinner Agreement") with Peter Spinner pursuant to which Mr. Spinner will continue to act as the Company's COO for a term of five years as extended in consideration of (i) a base salary of $8,000 per month from June 2015 through September 2015 and then increasing to $16,000 per month, (ii) 252,632 shares of Common Stock of the Company to be issued to the COO upon the Company generating revenue of $3,000,000 during any twelve month period during the term and (iii) an annual bonus based on performance goals established by the Board of Directors of the Company as set forth in the Spinner Agreement.

In February 2014, the Company issued 23,272 shares of restricted, non-transferable Common Stock to an officer of the Company as payment of salary in lieu of cash, equivalent to $37,000. The shares were valued by the Company at the closing price of the Company’s Common Stock on the last trading day of the applicable month for which payment was due.

In December 2013, the Company received $24,000 in non-interest bearing, demand loans from certain related parties.  The loans were repaid in full by February 2014.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events,” the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2015. In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued. There were no subsequent events at the date of issue.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Critical Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing the three months ended September 30, 2015 to the three months ended September 30, 2014.

•	Results of Operations — Analysis of our financial results comparing the nine months ended September 30, 2015 to the nine months ended September 30, 2014.

•	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

The Company has developed a line of coconut water beverages with tropical juice which are natural, organic and Non GMO. The Company expects these beverages will be launched during late October 2015.

Results of Operations

Three Months Ended September 30, 2015 and 2014

Revenue

During the three months ended September 30, 2015, the Company reported revenue of $43,475. Sales were comprised of the sale of raw materials not required for the production of future products, which amounted to 41% of total revenue, and sales to direct accounts amounting to 39%. The balance of revenue was comprised of sales to distributors. During the three months ended September 30, 2014, the Company reported revenue of $85,760. Sales were primarily comprised of orders from distributors, representing 91% of total revenue.

Cost of Revenue

Cost of Revenue includes production costs, raw material costs and slotting fees offered to customers.  As a result, cost of revenue as a percentage of sales can vary from period to period. For the three months ended September 30, 2015, cost of revenue was $81,835 or 188% of revenue, compared to $96,463 or 112% of revenue for the three months ended September 30, 2014.

Operating Expenses

For the three months ended September 30, 2015, operating expenses were $372,629. For the three months ended September 30, 2014, operating expenses were $1,280,597. This represents a decrease in operating expenses of $907,968. The decrease is primarily attributable to a decrease in stock-based compensation costs of $475,855, a decrease in licensing fees of $193,612 and a decrease in advisory fees of $108,334. See below for additional discussion.

Stock-based compensation costs to directors and employees, which consist of charges to income for vesting in connection with restricted stock issuances, stock options and warrants, were $251,012 for the three months ended September 30, 2015, compared to $726,867 for the three months ended September 30, 2014.  This represents a decrease of $475,855. Although stock-based compensation costs reduce the Company’s earnings, they do not reduce cash and have no effect on working capital.

The termination of the license agreement resulted in a reduction of license fees, net of settlement fees of $193,612 for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. See Note 5 of the Notes to the Condensed Financial Statements.

Advisory fees, which are primarily paid in Common Stock, were zero for the three months ended September 30, 2015, as compared to $108,334 for the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 and 2014

Revenue

During the nine months ended September 30, 2015, the Company reported revenue of $190,081. Sales were primarily comprised of orders from distributors, which amounted to 66% of total revenue. Sales to direct accounts amounted to 26% of total revenue. During the nine months ended September 30, 2014, the Company reported revenue of $247,538. Sales were primarily comprised of orders from distributors and major grocers of 63% and 26% of total revenue, respectively.

Cost of Revenue

Cost of Revenue includes production costs, raw material costs and slotting fees offered to customers.  As a result, cost of revenue as a percentage of sales can vary from period to period. For the nine months ended September 30, 2015, cost of revenue was $320,568 or 169% of revenue, compared to $252,860 or 102% of revenue for the nine months ended September 30, 2014.

Operating Expenses

For the nine months ended September 30, 2015, operating expenses were $877,437, a decrease of $3,059,294 over operating expenses for the nine months ended September 30, 2014 of $3,936,731.  This decrease of $3,059,294 was primarily comprised of a decrease in stock-based compensation costs of $1,447,717, a decrease in license fees of $855,075 and a decrease in advisory fees of $561,620. See below for additional discussion.

Stock-based compensation costs to directors and employees, which consist of charges to income for vesting in connection with restricted stock issuances, stock options and warrants, were $915,391 for the nine months ended September 30, 2015, compared to $2,363,109 for the nine months ended September 30, 2014.  This represents a reduction in operating expenses of $1,447,717. Although stock-based compensation costs reduce the Company’s earnings, they do not reduce cash and have no effect on working capital.

The termination of the license agreement resulted in a reduction to operating expenses of $855,075 for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. See Note 5 of the Notes to the Condensed Financial Statements.

Advisory fees were zero for the nine months ended September 30, 2015, as compared to $561,620 for the nine months ended September 30, 2014. Of the total advisory fees of $561,620, only $12,500 or 2% of the total were paid in cash. The balance was paid in Common Stock.

Liquidity and Capital Resources

Liquidity

As of September 30, 2015, the Company had working capital of $170,156.

Working Capital Needs

Our working capital requirements increase when we experience a demand for our new products.  Currently, the Company believes it has sufficient capital resources to meet projected cash flow requirements for the next twelve months. If during the next twelve months the Company requires additional working capital, it may seek to raise additional funds. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Further, if the Company issues additional equity or convertible debt securities, stockholders may experience dilution and the new equity securities could have rights, preferences or privileges senior to those of existing holders of the Company’s Common Stock. If additional financing is not available or is not available on acceptable terms, the Company’s operations could be impacted.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of September 30, 2015.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company awarded and issued to its Controller 226,485 shares (“the Controller Grant Shares”) in consideration of her previous and continued services as Controller of the Company, which such Controller Grant Shares are subject to a restrictive legend providing that the shares may not be sold or transferred until the Company generates revenue of $3,000,000 during any twelve month period on or prior to June 26, 2025.

On August 19, 2015, the Company entered and closed a subscription agreement with Wyatts Torch Equity Partners, LP (“Wyatts”). Peter Spinner, the Chief Operating Officer and a director of the Company, is the Managing Member of Wyatts. Wyatts purchased 750,000 shares of the Company’s common stock for an aggregate purchase price of $150,000, together with a common stock purchase warrant to acquire an aggregate of 1,500,000 shares of common stock at $0.40 per share for a period of five years.

This issuance of these above securities is exempt from the registration requirements under Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D. The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

On August 19, 2015, Richard Seet resigned as a director of the Company.

ITEM 6.  EXHIBITS

Exhibit No.	SEC Report Reference Number	Description
2.1	2.1	Agreement and Plan of Merger by and among Specialty Beverage and Supplement, Inc., SBSI Acquisition Corp. and MOJO Ventures, Inc. dated May 13, 2011 (1)

2.2	2.1	Split-Off Agreement, dated as of October 27, 2011, by and among MOJO Ventures, Inc., SBSI Acquisition Corp., MOJO Organics, Inc., and the Buyers party thereto (2)

3.1	3.1	Certificate of Incorporation of MOJO Shopping, Inc. (3)

3.2	3.1	Amendment to Certificate of Incorporation of MOJO Ventures, Inc. (4)

3.3	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Ventures, Inc. (5)

3.4	3.4	Articles of Merger (1)

3.5	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Organics, Inc. (9)

3.6	3.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (11)

3.7	3.1	Amended and Restated Bylaws of MOJO Ventures, Inc. (6)

3.8	3.8	Amendment No. 1 to Amended and Restated Bylaws of MOJO Organics, Inc. (13)

4.1	4.1	Subscription Agreement by and between MOJO Organics, Inc. and Wyatts Torch Equity Partners, LP (17)

4.2	4.2	Warrants issued to Wyatts Torch Equituy Partners, (LP (17)

10.1	10.1	Form of Second Amended and Restated Restricted Stock Agreement (14)

10.2	10.6	2012 Long-Term Incentive Equity Plan (13)

10.3	10.7	Form of Stock Option Agreement under the 2012 Long-Term Incentive Equity Plan (13) †

10.4	10.8	Form of Indemnification Agreement with officers and directors (13)

10.5	10.1	Form of Promissory Note issued to OmniView Capital LLC and Paul Sweeney (11)

10.6	10.2	Advisor Agreement with OmniView Capital LLC (11)

10.7	10.3	Amended and Restated Securities Purchase Agreement (11)

10.8	10.4	Registration Rights Agreement (11)

10.9	10.5	Commitment letter executed by each of Glenn Simpson, Jeffrey Devlin and Richard Seet (11)

10.10	10.6	Amendment to Richard X. Seet Restricted Stock Agreement (11)

10.11	10.7	Letter Agreement relating to nominee right of OmniView Capital LLC (11)

10.12	10.1	Juice License Agreement between Chiquita Brands L.L.C. and MOJO Organics, Inc. dated as of August 15, 2012 (12)

10.13	10.17	Form of Subscription Agreement for 2013 Offering (13)

10.14	10.18	Employment Agreement dated March 1, 2013 between MOJO Organics, Inc. and Glenn Simpson (13) †

10.15	10.15	Form of Advisor Agreement (14)

10.16	10.16	Form of Restricted Stock Agreement, dated December 4, 2014, between MOJO Organics, Inc. and each of Glenn Simpson, Richard Seet, Jeffrey Devlin and Nicholas Giannuzzi. (14) †

10.17	10.17	Form of Restricted Stock Agreement, dated March 2014, between MOJO Organics, Inc. and each of Glenn Simpson, Richard Seet, Jeffrey Devlin, Peter Spinner and Marianne Vignone. (14) †

10.18	10.18	Form of Subscription Agreement for March 2014 Stock (with Warrants) Offering (14)

10.19	10.18	Form of Warrant (14)

10.20	10.20	Form of Subscription Agreement for March 2014 Stock Offering (14)

10.21	10.21	Form of Distribution Agreement

10.22	10.2	Form of Stock Option Agreement under the 2012 Long-Term Incentive Equity Plan, dated August 14, 2014, between MOJO Organics, Inc. and each of Glenn Simpson, Peter Spinner, Richard Seet, Jeffery Devlin and Marianne Vignone. (15)

10.23	10.3	Employment Agreement, dated August 12, 2014, between MOJO Organics, Inc. and Peter Spinner. (15)

10.24	10.1	Form of Restricted Stock Agreement, dated August 12, 2014, between MOJO organics, Inc. and Peter Spinner. (15)

10.25	10.25	Amended and Restated Employment Agreement by and between MOJO Organics, Inc. and Glenn Simpson dated June 15, 2015 (16)

10.26	10.26	Amended and Restated Employment Agreement by and between MOJO Organics, Inc. and Peter Spinner dated June 15, 2015 (16)

31.1*	31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.

†            Management compensatory plan, contract or arrangement.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the Securities and Exchange Commission (the “SEC”) on May 18, 2011.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on November 2, 2011.

(3)	Incorporated by reference to the Registrant's Registration Statement on Form SB-2 as an exhibit, numbered as indicated above, filed with the SEC on December 19, 2007.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on May 4, 2011.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on January 4, 2012.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on October 31, 2011.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on August 12, 2011.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on June 8, 2011.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on April 2, 2013.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as an exhibit, numbered as indicated above, filed with the SEC on June 25, 2013.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on February 1, 2013.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A as an exhibit, numbered as indicated above, filed with the SEC on February 7, 2013. Portions of the exhibit and/or related schedules or exhibits thereto have been omitted pursuant to a request for confidential treatment, which has been granted by the Commission.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 10-K as an exhibit, numbered as indicated above, filed with the SEC on September 24, 2013.

(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as an exhibit, numbered as indicated above, filed with the SEC on April 16, 2014.

(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-Q as an exhibit, numbered as indicated above, filed with the SEC on October 2, 2014.

(16)	Incorporated by reference to the Registrant’s Annual Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on June 30, 2015.

(17)	Incorporated by reference to the Registrant’s Annual Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on August 25, 2015.

 SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOJO ORGANICS, INC.

Dated: October 8, 2015	By:	/s/ Glenn Simpson
Glenn Simpson, Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)

