Form 10-Q/A
period 2015-06-30
Mojo Organics, Inc.
filed 2016-02-16
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q / A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

Purpose of This Amendment

The purpose of this Amendment No. 1 to MOJO Organics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed with the Securities and Exchange Commission on July 21, 2015, is to correct the accounting treatment for the forgiveness of related party and officer compensation (as disclosed below and in Note 10 to the accompanying restated unaudited condensed financial statements).

In connection with the Original Filing, under the direction of our Principal Executive Officer and Principal Financial Officer, our management evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, and concluded that our disclosure controls and procedures were effective as of June 30, 2015. Subsequently, the Company’s management has determined that the improper design of controls with respect to the accounting for the forgiveness of related party and officer compensation was a deficiency in its internal control over financial reporting resulting from the material weakness identified at June 30, 2015.

Items Amended in This Filing

This Amended Filing sets forth the Original Filing, as modified and superseded where necessary to reflect the restatement described above. The following Items have been amended and restated as a result of, and to reflect, the Restated Financial Statements:

Part I – Item 1. Financial Statements;

Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Part I – Item 4. Controls and Procedures; and

Part II – Item 6. Exhibits

The Company's Chief Executive Officer and Chief Financial Officer is providing currently dated certifications in connection with this Amended Filing, which are being filed or furnished as Exhibit 31.1 and Exhibit 32.1 to this Amended Filing. The Company is also filing various exhibits related to XBRL.

Except as set forth above, no other information included in the Original Filing has been amended or updated by this Amended Filing. This Amended Filing continues to describe the conditions as of the date of the Original Filing and, except as contained herein, we have not updated or modified the disclosures contained in the Original Filing. Accordingly, this Amended Filing should be read in conjunction with our filings made with the Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

Restatement of Other Financial Statements

Along with the filing of this Amended Filing, we are concurrently filing an Amended Form 10-Q for the quarter ended September 30, 2015 related to the same above matter.

iii

iv

MOJO ORGANICS, INC.
Condensed Balance Sheets

ASSETS

	June 30,	December 31,
	2015	2014
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$85,665	$345,616
Accounts receivable, net	28,723	43,890
Inventory	77,645	445,328
Supplier deposits	—	1,782
Prepaid expenses	15,281	37,887
Total Current Assets	207,314	874,503

PROPERTY AND EQUIPMENT, net of accumulated depreciation	2,213	2,603

OTHER ASSETS
Security deposit	2,778	2,294

TOTAL ASSETS	$212,305	$879,400

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,516	$542,157
Accrued payroll to related parties	16,858	220,677
Total Current Liabilities	27,374	762,834

Commitments and Contingencies

STOCKHOLDERS' EQUITY / (DEFICIT)
Preferred stock, 10,000,000 shares authorized at $0.001 par value, no shares issued and outstanding	—	—
Common stock, 190,000,000 shares authorized at $0.001 par value, 16,907,396 shares issued and outstanding	16,907	16,907
Additional paid in capital	19,399,414	18,436,503
Accumulated deficit	(19,231,390)	(18,336,844)
Total Stockholders' Equity	184,931	116,566

TOTAL LIABILITES AND STOCKHOLDERS' EQUITY	$212,305	$879,400

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Operations
(unaudited)

	For the three months ended
	June 30, 2015	June 30, 2014
	(restated)

Revenue	$77,721	$76,300

Cost of Revenue	128,994	75,766

Gross (Loss) Profit	(51,273)	534

Operating Expenses
Selling, general and administrative	432,192	1,103,978
License (settlement) fee	(2,253,085)	92,120
Total Operating Expenses	(1,820,893)	1,196,098

Income (Loss) from Operations	1,769,620	(1,195,564)

Other Income	7,518	309

Income (Loss) Before Provision for Income Taxes	1,777,138	(1,195,255)

Provision for Income Taxes	—	—

Net Income (Loss)	$1,777,138	$(1,195,255)

Net income (loss) available to common stockholders, basic and fully diluted	$0.11	$(0.08)

Basic and diluted weighted average number of common shares outstanding	16,907,396	15,407,945

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Operations
(unaudited)

	For the six months ended
	June 30, 2015	June 30, 2014
	(restated)

Revenue	$146,606	$161,778

Cost of Revenue	238,733	156,397

Gross (Loss) Profit	(92,127)	5,381

Operating Expenses
Selling, general and administrative	1,280,563	2,471,894
License (settlement) fee	(477,223)	184,240
Total Operating Expenses	803,340	2,656,134

Loss from Operations	(895,467)	(2,650,753)

Other Income	921	309

Loss Before Provision for Income Taxes	(894,546)	(2,650,444)

Provision for Income Taxes	—	—

Net Loss	$(894,546)	$(2,650,444)

Net loss available to common stockholders, basic and fully diluted	$(0.05)	$(0.19)

Basic and diluted weighted average number of common shares outstanding	16,907,396	14,220,969

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Cash Flows
(unaudited)
	For the six months ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:

Net loss	$(894,546)	$(2,650,444)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	725	2,361
Share-based compensation - stock options	38,695	50,717
Stock and warrants issued to directors and employees	625,684	1,575,944
Stock issued to employees in lieu of salary	—	37,000
Stock and warrants issued to advisors and consultants	—	442,736

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	15,167	1,742
Decrease (increase) in inventory	367,683	(467,184)
Decrease in supplier deposits	1,782	25,787
Decrease in prepaid expenses	22,606	(7,541)
Decrease (increase) in security deposit	(484)	3,504
Increase (decrease) in accounts payable and accrued expenses	(436,122)	43,100
Net cash used in operating activities	(258,810)	(942,278)

Net cash from investing activities:
Purchases of property and equipment	(1,141)	(2,705)
Net cash used in investing activities	(1,141)	(2,705)

Net cash from financing activities:
Notes payable to related parties	—	(24,000)
Repurchase of restricted stock	—	(11,373)
Sale of common stock, net	—	1,835,000
Net cash provided by financing activities	—	1,799,627

Net increase (decrease) in cash and cash equivalents	(259,951)	854,644

Cash and cash equivalents at beginning of period	345,616	8,080

Cash and cash equivalents at end of period	$85,665	$862,724

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Taxes paid	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES:
Accrued compensation converted to notes payable to related parties	$—	$37,000
Common stock issued for the conversion of notes payable to related parties	$—	$37,000
Accrued payroll to related parties converted to additional paid-in capital	$298,532	$—

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statement of Stockholders' Equity
For the Six Months Ended June 30, 2015
(unaudited)

	Common Stock
			Additional
			Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2014	16,907,396	$ 16,907	$ 18,436,503	$ (18,336,844)	$ 116,566

Issuance of restricted Common Stock and Warrants:
Directors and Employees, net of forfeitures			625,684		625,684

Stock based compensation - stock options			38,695		38,695

Accrued payroll to related parties forgiven			298,532		298,532

Net loss				(894,546)	(894,546)

Balance, June 30, 2015	16,907,396	$ 16,907	$ 19,399,414	$ (19,231,390)	$ 184,931

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

NOTE 8 – RELATED PARTY TRANSACTIONS

In June 2015, pursuant to letter agreements, the Chief Executive Officer, the Chief Operating Officer and the Controller of the Company forgave unpaid salary due to them of $239,500, $16,000 and $43,032, respectively. This resulted in an increase to additional paid-in capital of $298,532 for the three months and six months ended June 30, 2015.

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

NOTE 10 – RESTATEMENT

The Company identified an error in these financial statements while in the course of preparing the financial statements for the year end ended December 31, 2015.

As described in Note 8, pursuant to letter agreements, the CEO, COO and the Controller of the Company forgave unpaid salary due to them of $239,500, $16,000 and $43,032, respectively. The Company originally recorded a credit to selling, general and administrative expenses for $298,532 for the three months and six months ended June 30, 2015. The restatement reflects the correction of the error to record the credit to additional paid-in capital of $298,532 for the three months and six months ended June 30, 2015.

There was no material effect on the Company’s balance sheet and cash flows for each of the periods and therefore there has been no restatement to the condensed balance sheets or condensed statements of cash flows.

The net effect of the error and its restatement for the six months ended June 30, 2015 is set forth as follows:

	As	Net	As
	Reported	Change	Restated
Selling, general and administrative expenses	$982,031	$298,532	$1,280,563

Total operating expenses	$504,808	$298,532	$803,340

Net loss	$596,014	$298,532	$894,546

Net loss available to common stockholders, basic and fully diluted	$0.04	$0.01	$0.05

The net effect of the error and its restatement for the three months ended June 30, 2015 is set forth as follows:

	As	Net	As
	Reported	Change	Restated
Selling, general and administrative expenses	$133,660	$298,532	$432,192

Total operating expenses	$(2,119,425)	$298,532	$(1,820,893)

Net income ( loss)	$2,075,670	$(298,532)	$1,777,138

Net income (loss) available to common stockholders, basic and fully diluted	$0.12	$(0.01)	$0.11

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

Operating Expenses

For the three months ended June 30, 2015, operating expenses were a credit of $1,820,893. For the three months ended June 30, 2014, operating expenses were $1,196,098. This represented a decrease of $3,016,991.

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

Operating Expenses

For the six months ended June 30, 2015, operating expenses were $803,340, a decrease of $1,852,794 or 70% over operating expenses for the six months ended June 30, 2014 of 2,656,134.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-Q/A. This evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure and that our disclosure controls and procedures are effective to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

At the time that our Quarterly Report on Form 10-Q for the quarters ended June 30, 2015 and 2014, our Principal Executive Officer and Principal Financial Officer concluded that our internal control over financial reporting was effective as of June 30, 2015. Subsequent to that evaluation, our management, including our Principal Executive Officer and Principal Financial Officer, concluded that we did not maintain effective internal control over financial reporting as of June 30, 2015 because of a material weakness in our internal control over financial reporting described below related to accounting for the forgiveness of related party and officer compensation. Notwithstanding the material weakness described above, management has concluded that our condensed consolidated financial statements for the periods included in this Quarterly Report on Amended Form 10-Q/A are fairly stated in all material respects in accordance with generally accepted accounting principles for each of the periods presented herein.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and intelligently apply developments in accounting, we plan to enhance these processes to better evaluate our research and understanding of the nuances of increasingly complex accounting standards. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	SEC Report Reference Number	Description
2.1	2.1	Agreement and Plan of Merger by and among Specialty Beverage and Supplement, Inc., SBSI Acquisition Corp. and MOJO Ventures, Inc. dated May 13, 2011 (1)

2.2	2.1	Split-Off Agreement, dated as of October 27, 2011, by and among MOJO Ventures, Inc., SBSI Acquisition Corp., MOJO Organics, Inc., and the Buyers party thereto (2)

3.1	3.1	Certificate of Incorporation of MOJO Shopping, Inc. (3)

3.2	3.1	Amendment to Certificate of Incorporation of MOJO Ventures, Inc. (4)

3.3	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Ventures, Inc. (5)

3.4	3.4	Articles of Merger (1)

3.5	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Organics, Inc. (9)

3.6	3.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (11)

3.7	3.1	Amended and Restated Bylaws of MOJO Ventures, Inc. (6)

3.8	3.8	Amendment No. 1 to Amended and Restated Bylaws of MOJO Organics, Inc. (13)

10.1	10.1	Form of Second Amended and Restated Restricted Stock Agreement (14)

10.2	10.6	2012 Long-Term Incentive Equity Plan (13)

10.3	10.7	Form of Stock Option Agreement under the 2012 Long-Term Incentive Equity Plan (13) †

10.4	10.8	Form of Indemnification Agreement with officers and directors (13)

10.5	10.1	Form of Promissory Note issued to OmniView Capital LLC and Paul Sweeney (11)

10.6	10.2	Advisor Agreement with OmniView Capital LLC (11)

10.7	10.3	Amended and Restated Securities Purchase Agreement (11)

10.8	10.4	Registration Rights Agreement (11)

10.9	10.5	Commitment letter executed by each of Glenn Simpson, Jeffrey Devlin and Richard Seet (11)

10.10	10.6	Amendment to Richard X. Seet Restricted Stock Agreement (11)

10.11	10.7	Letter Agreement relating to nominee right of OmniView Capital LLC (11)

10.12	10.1	Juice License Agreement between Chiquita Brands L.L.C. and MOJO Organics, Inc. dated as of August 15, 2012 (12)

10.13	10.17	Form of Subscription Agreement for 2013 Offering (13)

10.14	10.18	Employment Agreement dated March 1, 2013 between MOJO Organics, Inc. and Glenn Simpson (13) †

10.15	10.15	Form of Advisor Agreement (14)

10.16	10.16	Form of Restricted Stock Agreement, dated December 4, 2014, between MOJO Organics, Inc. and each of Glenn Simpson, Richard Seet, Jeffrey Devlin and Nicholas Giannuzzi. (14) †

10.17	10.17	Form of Restricted Stock Agreement, dated March 2014, between MOJO Organics, Inc. and each of Glenn Simpson, Richard Seet, Jeffrey Devlin, Peter Spinner and Marianne Vignone. (14) †

10.18	10.18	Form of Subscription Agreement for March 2014 Stock (with Warrants) Offering (14)

10.19	10.18	Form of Warrant (14)

10.20	10.20	Form of Subscription Agreement for March 2014 Stock Offering (14)

10.21	10.21	Form of Distribution Agreement

10.22	10.2	Form of Stock Option Agreement under the 2012 Long-Term Incentive Equity Plan, dated August 14, 2014, between MOJO Organics, Inc. and each of Glenn Simpson, Peter Spinner, Richard Seet, Jeffery Devlin and Marianne Vignone. (15)

10.23	10.3	Employment Agreement, dated August 12, 2014, between MOJO Organics, Inc. and Peter Spinner. (15)

10.24	10.1	Form of Restricted Stock Agreement, dated August 12, 2014, between MOJO organics, Inc. and Peter Spinner. (15)

10.25	10.25	Amended and Restated Employment Agreement by and between MOJO Organics, Inc. and Glenn Simpson dated June 15, 2015 (16)
10.26	10.26	Amended and Restated Employment Agreement by and between MOJO Organics, Inc. and Peter Spinner dated June 15, 2015 (16)

31.1*	31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.

† Management compensatory plan, contract or arrangement.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the Securities and Exchange Commission (the “SEC”) on May 18, 2011.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on November 2, 2011.

(3)	Incorporated by reference to the Registrant's Registration Statement on Form SB-2 as an exhibit, numbered as indicated above, filed with the SEC on December 19, 2007.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on May 4, 2011.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on January 4, 2012.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on October 31, 2011.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on August 12, 2011.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on June 8, 2011.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on April 2, 2013.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as an exhibit, numbered as indicated above, filed with the SEC on June 25, 2013.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on February 1, 2013.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A as an exhibit, numbered as indicated above, filed with the SEC on February 7, 2013. Portions of the exhibit and/or related schedules or exhibits thereto have been omitted pursuant to a request for confidential treatment, which has been granted by the Commission.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 10-K as an exhibit, numbered as indicated above, filed with the SEC on September 24, 2013.

(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as an exhibit, numbered as indicated above, filed with the SEC on April 16, 2014.

(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-Q as an exhibit, numbered as indicated above, filed with the SEC on October 2, 2014.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on June 30, 2015

 SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOJO ORGANICS, INC.

Dated: February 16, 2016	By:	/s/Glenn Simpson
Glenn Simpson, Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)

