Form 10-Q/A
period 2015-09-30
Mojo Organics, Inc.
filed 2016-02-16
CIK 1414953

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

Purpose of This Amendment

The purpose of this Amendment No. 1 to MOJO Organics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, filed with the Securities and Exchange Commission on October 8, 2015, is to correct the accounting treatment for the forgiveness of related party and officer compensation (as disclosed below and in Note 10 to the accompanying restated unaudited condensed financial statements).

In connection with the Original Filing, under the direction of our Principal Executive Officer and Principal Financial Officer, our management evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, and concluded that our disclosure controls and procedures were effective as of September 30, 2015. Subsequently, the Company’s management has determined that the improper design of controls with respect to the accounting for the forgiveness of related party and officer compensation was a deficiency in its internal control over financial reporting resulting from the material weakness identified at September 30, 2015.

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

Restatement of Other Financial Statements

Along with the filing of this Amended Filing, we are concurrently filing an Amended Form 10-Q for the quarter ended June 30, 2015 related to the same above matter.

iii

iv

MOJO ORGANICS, INC.
Condensed Balance Sheets

ASSETS

	September 30, 2015 (unaudited)	December 31, 2014
CURRENT ASSETS:
Cash and cash equivalents	$154,927	$345,616
Accounts receivable, net	16,842	43,890
Inventory	—	445,328
Supplier deposits	8,623	1,782
Prepaid expenses	6,859	37,887
Total Current Assets	187,251	874,503

PROPERTY AND EQUIPMENT, net of accumulated depreciation	2,020	2,603

OTHER ASSETS
Security deposit	2,778	2,294

TOTAL ASSETS	$192,049	$879,400

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,008	$542,157
Accrued payroll to related parties	9,087	220,677
Total Current Liabilities	17,095	762,834

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized at $0.001 par value, no shares issued and outstanding	—	—
Common stock, 190,000,000 shares authorized at $0.001 par value, 17,883,881 and 16,907,396 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	17,884	16,907
Additional paid in capital	19,838,449	18,436,503
Accumulated deficit	(19,681,379)	(18,336,844)
Total Stockholders' Equity	174,954	116,566

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$192,049	$879,400

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Operations
(unaudited)

	For the three months ended September 30,
	2015	2014
	(restated)
Revenue	$43,475	$85,760

Cost of Revenue	81,835	96,463

Gross Loss	(38,360)	(10,703)

Operating Expenses
Selling, general and administrative	351,629	1,026,985
License fee	60,000	253,612
Total Operating Expenses	411,629	1,280,597

Loss from Operations	(449,989)	(1,291,300)

Total Other Income	—	96

Loss Before Provision for Income Taxes	(449,989)	(1,291,204)

Provision for Income Taxes	—	—

Net Loss	$(449,989)	$(1,291,204)

Net loss per common share, basic and fully diluted	$(0.03)	$(0.08)

Basic and diluted weighted average number of common shares outstanding	17,058,332	16,059,570

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Operations
(unaudited)

	For the nine months ended September 30,
	2015	2014
	(restated)
Revenue	$190,081	$247,538

Cost of Revenue	320,568	252,860

Gross Loss	(130,487)	(5,322)

Operating Expenses
Selling, general and administrative	1,632,192	3,498,879
License (settlement) fee	(417,223)	437,852
Total Operating Expenses	1,214,969	3,936,731

Loss from Operations	(1,345,456)	(3,942,053)

Total Other Income	921	405

Loss Before Provision for Income Taxes	(1,344,535)	(3,941,648)

Provision for Income Taxes	—	—

Net Loss	$(1,344,535)	$(3,941,648)

Net loss per common share, basic and fully diluted	$(0.08)	$(0.27)

Basic and diluted weighted average number of common shares outstanding	16,958,261	14,840,571

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Cash Flows
(unaudited)

	For the nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,344,535)	$(3,941,648)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,303	3,149
Share-based compensation - stock options	57,722	60,300
Stock and warrants issued to directors and employees	857,669	2,302,811
Stock issued to employees in lieu of salary	—	37,000
Stock and warrants issued to advisors and consultants	—	551,070

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	27,048	(38,981)
Decrease (increase) in inventory	445,328	(440,880)
Decrease (increase) in supplier deposits	(6,841)	25,787
Decrease in prepaid expenses	31,028	6,279
Decrease (increase) in security deposit	(484)	3,504
Increase (decrease) in accounts payable and accrued expenses	(407,400)	139,598
Net cash used in operating activities	(339,162)	(1,292,011)

Net cash from investing activities:
Purchases of property and equipment	(1,527)	(2,175)
Net cash used in investing activities	(1,527)	(2,175)

Net cash from financing activities:
Notes payable to related parties	—	(24,000)
Repurchase of restricted stock	—	(11,373)
Sale of common stock, net	150,000	1,819,832
Net cash provided by financing activities	150,000	1,784,459

Net increase (decrease) in cash and cash equivalents	(190,689)	490,273

Cash and cash equivalents at beginning of period	345,616	8,080

Cash and cash equivalents at end of period	$154,927	$498,353

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Taxes paid	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES:
Accrued compensation converted to notes payable to related parties	$—	$37,000
Common stock issued for the conversion of notes payable to related parties	$—	$37,000
Accrued payroll to related parties converted to additional paid-in capital	$337,532	$—

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statement of Stockholders' Equity
For the Nine Months Ended September 30, 2015

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2014	16,907,396	$16,907	$18,436,503	$(18,336,844)	$116,566

Issuance of restricted Common Stock and Warrants:

Private Placement	750,000	750	149,250	—	150,000

Directors and Employees, net of forfeitures	226,485	227	857,442	—	857,669

Stock based compensation - stock options	—	—	57,722	—	57,722

Accrued payroll to related parties forgiven	—	—	337,532	—	337,532

Net loss	—	—	—	(1,344,535)	(1,344,535)

Balance, September 30, 2015 (unaudited)	17,883,881	$17,884	$19,838,449	$(19,681,379)	$174,954

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

NOTE 8 – RELATED PARTY TRANSACTIONS

In September 2015, the Chief Executive Officer (the “CEO”) and the Chief Operating Officer (the “COO”) of the Company forgave unpaid salary due to them of $15,000 and $24,000, respectively. In June 2015, pursuant to letter agreements, the CEO, the COO and the Controller (and Principal Accounting Officer) of the Company forgave unpaid salary due to them of $239,500, $16,000 and $43,032, respectively. This resulted in an increase in additional paid in capital of $337,532 for the nine months ended September 30, 2015.

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

As described in Note 8, pursuant to letter agreements, the CEO, COO and the Controller of the Company forgave unpaid salary due to them of $254,500, $40,000 and $43,032, respectively. The Company originally recorded a credit to selling, general and administrative expenses for $39,000 and $337,532 for the three months and nine months ended September 30, 2015. The restatement reflects the correction of the error to record the credit to additional paid-in capital of $337,532 for the three months and nine months ended September 30, 2015.

There was no material effect on the Company’s balance sheet and cash flows for each of the periods and therefore there has been no restatement to the condensed balance sheets or condensed statements of cash flows.

The net effect of the error and its restatement for the nine months ended September 30, 2015 is set forth as follows:

	As	Net	As
	Reported	Change	Restated
Selling, general and administrative expenses	$1,294,660	$337,532	$1,632,192

Total operating expenses	$877,437	$337,532	$1,214,969

Net loss	$1,007,003	$337,532	$1,344,535

Net loss available to common stockholders, basic and fully diluted	$0.06	$0.02	$0.08

The net effect of the error and its restatement for the three months ended September 30, 2015 is set forth as follows:

	As	Net	As
	Reported	Change	Restated
Selling, general and administrative expenses	$312,629	$39,000	$351,629

Total operating expenses	$372,629	$39,000	$411,629

Net loss	$410,989	$39,000	$449,989

Net loss available to common stockholders, basic and fully diluted	$0.02	$0.01	$0.03

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

Operating Expenses

For the three months ended September 30, 2015, operating expenses were $411,629. For the three months ended September 30, 2014, operating expenses were $1,280,597. This represents a decrease in operating expenses of $868,968. The decrease is primarily attributable to a decrease in stock-based compensation costs of $475,855, a decrease in licensing fees of $193,612 and a decrease in advisory fees of $108,334. See below for additional discussion.

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

Operating Expenses

For the nine months ended September 30, 2015, operating expenses were $1,214,969, a decrease of $2,721,762 over operating expenses for the nine months ended September 30, 2014 of $3,936,731.  This decrease of $2,721,762 was primarily comprised of a decrease in stock-based compensation costs of $1,447,717, a decrease in license fees of $855,075 and a decrease in advisory fees of $561,620. See below for additional discussion.

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

At the time that our Quarterly Report on Form 10-Q for the quarters ended September 30, 2015 and 2014, our Principal Executive Officer and Principal Financial Officer concluded that our internal control over financial reporting was effective as of September 30, 2015. Subsequent to that evaluation, our management, including our Principal Executive Officer and Principal Financial Officer, concluded that we did not maintain effective internal control over financial reporting as of September 30, 2015 because of a material weakness in our internal control over financial reporting described below related to accounting for the forgiveness of related party and officer compensation. Notwithstanding the material weakness described above, management has concluded that our condensed consolidated financial statements for the periods included in this Quarterly Report on Amended Form 10-Q/A are fairly stated in all material respects in accordance with generally accepted accounting principles for each of the periods presented herein.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

On August 19, 2015, Richard Seet resigned as a director of the Company.

ITEM 6.  EXHIBITS

Exhibit No.	SEC Report Reference Number	Description
2.1	2.1	Agreement and Plan of Merger by and among Specialty Beverage and Supplement, Inc., SBSI Acquisition Corp. and MOJO Ventures, Inc. dated May 13, 2011 (1)

2.2	2.1	Split-Off Agreement, dated as of October 27, 2011, by and among MOJO Ventures, Inc., SBSI Acquisition Corp., MOJO Organics, Inc., and the Buyers party thereto (2)

3.1	3.1	Certificate of Incorporation of MOJO Shopping, Inc. (3)

3.2	3.1	Amendment to Certificate of Incorporation of MOJO Ventures, Inc. (4)

3.3	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Ventures, Inc. (5)

3.4	3.4	Articles of Merger (1)

3.5	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Organics, Inc. (9)

3.6	3.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (11)

3.7	3.1	Amended and Restated Bylaws of MOJO Ventures, Inc. (6)

3.8	3.8	Amendment No. 1 to Amended and Restated Bylaws of MOJO Organics, Inc. (13)

4.1	4.1	Subscription Agreement by and between MOJO Organics, Inc. and Wyatts Torch Equity Partners, LP (17)

4.2	4.2	Warrants issued to Wyatts Torch Equity Partners, (LP (17)

10.1	10.1	Form of Second Amended and Restated Restricted Stock Agreement (14)

10.2	10.6	2012 Long-Term Incentive Equity Plan (13)

10.3	10.7	Form of Stock Option Agreement under the 2012 Long-Term Incentive Equity Plan (13) †

10.4	10.8	Form of Indemnification Agreement with officers and directors (13)

10.5	10.1	Form of Promissory Note issued to OmniView Capital LLC and Paul Sweeney (11)

10.6	10.2	Advisor Agreement with OmniView Capital LLC (11)

10.7	10.3	Amended and Restated Securities Purchase Agreement (11)

10.8	10.4	Registration Rights Agreement (11)

10.9	10.5	Commitment letter executed by each of Glenn Simpson, Jeffrey Devlin and Richard Seet (11)

10.10	10.6	Amendment to Richard X. Seet Restricted Stock Agreement (11)

10.11	10.7	Letter Agreement relating to nominee right of OmniView Capital LLC (11)

10.12	10.1	Juice License Agreement between Chiquita Brands L.L.C. and MOJO Organics, Inc. dated as of August 15, 2012 (12)

10.13	10.17	Form of Subscription Agreement for 2013 Offering (13)

10.14	10.18	Employment Agreement dated March 1, 2013 between MOJO Organics, Inc. and Glenn Simpson (13) †

10.15	10.15	Form of Advisor Agreement (14)

10.16	10.16	Form of Restricted Stock Agreement, dated December 4, 2014, between MOJO Organics, Inc. and each of Glenn Simpson, Richard Seet, Jeffrey Devlin and Nicholas Giannuzzi. (14) †

10.17	10.17	Form of Restricted Stock Agreement, dated March 2014, between MOJO Organics, Inc. and each of Glenn Simpson, Richard Seet, Jeffrey Devlin, Peter Spinner and Marianne Vignone. (14) †

10.18	10.18	Form of Subscription Agreement for March 2014 Stock (with Warrants) Offering (14)

10.19	10.18	Form of Warrant (14)

10.20	10.20	Form of Subscription Agreement for March 2014 Stock Offering (14)

10.21	10.21	Form of Distribution Agreement

10.22	10.2	Form of Stock Option Agreement under the 2012 Long-Term Incentive Equity Plan, dated August 14, 2014, between MOJO Organics, Inc. and each of Glenn Simpson, Peter Spinner, Richard Seet, Jeffery Devlin and Marianne Vignone. (15)

10.23	10.3	Employment Agreement, dated August 12, 2014, between MOJO Organics, Inc. and Peter Spinner. (15)

10.24	10.1	Form of Restricted Stock Agreement, dated August 12, 2014, between MOJO organics, Inc. and Peter Spinner. (15)

10.25	10.25	Amended and Restated Employment Agreement by and between MOJO Organics, Inc. and Glenn Simpson dated June 15, 2015 (16)

10.26	10.26	Amended and Restated Employment Agreement by and between MOJO Organics, Inc. and Peter Spinner dated June 15, 2015 (16)

31.1*	31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.

†  Management compensatory plan, contract or arrangement.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the Securities and Exchange Commission (the “SEC”) on May 18, 2011.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on November 2, 2011.

(3)	Incorporated by reference to the Registrant's Registration Statement on Form SB-2 as an exhibit, numbered as indicated above, filed with the SEC on December 19, 2007.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on May 4, 2011.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on January 4, 2012.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on October 31, 2011.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on August 12, 2011.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on June 8, 2011.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on April 2, 2013.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as an exhibit, numbered as indicated above, filed with the SEC on June 25, 2013.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on February 1, 2013.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A as an exhibit, numbered as indicated above, filed with the SEC on February 7, 2013. Portions of the exhibit and/or related schedules or exhibits thereto have been omitted pursuant to a request for confidential treatment, which has been granted by the Commission.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 10-K as an exhibit, numbered as indicated above, filed with the SEC on September 24, 2013.

(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as an exhibit, numbered as indicated above, filed with the SEC on April 16, 2014.

(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-Q as an exhibit, numbered as indicated above, filed with the SEC on October 2, 2014.

(16)	Incorporated by reference to the Registrant’s Annual Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on June 30, 2015.

(17)	Incorporated by reference to the Registrant’s Annual Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on August 25, 2015.

 SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOJO ORGANICS, INC.

Dated: February 16, 2016	By:	/s/ Glenn Simpson
Glenn Simpson, Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)

