Form 10-K
period 2015-12-31
Mojo Organics, Inc.
filed 2016-02-16
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

  ☒ ANNUAL REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2015

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

Yes  ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

i

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

Yes ☐   No ☒

As of June 30, 2015 (the last day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on its reported last sale price on such date of $0.229 per share) held by non-affiliates of the registrant was $1,948,664.

On February 12, 2016, there were 18,273,873 shares of the registrant's common stock, par value $0.001, issued and outstanding.

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

All references in this Annual Report on Form 10-K to “MOJO,” “MOJO Organics,” the “Company,” “we,” “us” or “our” mean MOJO Organics, Inc.

PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

Headquartered in Jersey City, New Jersey, the Company engages in new product development, production, marketing and distribution of beverage brands that are natural, USDA Organic and Non GMO Project Verified, which speak to the quality of our beverages.

CURRENT OPERATIONS

Sales and Distribution

The Company began selling its new MOJO Naturals Pure Coconut Water in December 2015. In addition to Pure Coconut Water, the Company has begun production of two additional flavors: Coconut Water + Peach Mango and Coconut Water + Pineapple. These additional products will be available for sale in 2016. We seek to grow market share for our products by establishing and expanding our distribution network through the relationships and efforts of our management and the establishment of third party distribution relationships, including relationships with food brokers. Through October 2015, the Company’s revenues were derived from the sale of 100% fruit juice products.

Production

The Company currently sources its ingredients and packaging from one source, but  believes that adequate alternate suppliers exist in the event that it becomes necessary.  The Company believes that its fruit sources are of high quality and are an important part of the overall taste and quality of its products.  The Company believes that its current production and packaging arrangements are adequate.

Competition

The beverage market is highly competitive.  Competitors in our market compete for brand recognition, ingredient sourcing, qualified personnel and product shelf space.  As a young company, some of our competitors are more established and better capitalized.   Many of our competitors have brand recognition and consumer confidence and are able to readily secure shelf space and media attention for their products.  Our competitors have the same distribution channels and retailers to move their products into the consumers hands through which we sell our products.

Government Regulation

Beverages are governed by the U.S. Food and Drug Administration.  As such, it is necessary for the Company to establish, maintain and make available for inspection records as well as to develop labels (including nutrition information) that meet legal food labeling requirements.  The Company’s contracted production facilities are subject to many regulations, including Food Facility Registration, recordkeeping, Good Manufacturing Practice Requirements, reporting, preventive controls and inspections. We rely on these third parties to comply with these regulations when producing our products.

Employees

As of February 12, 2016, the Company had two full-time employees and one part-time employee.  The Company mitigates the need for additional employees by using the services of contractors, consultants and other third-parties. We contract with food brokers to represent our products to retail stores nationally, and in certain regions of the United States, utilize the services of direct sales and distribution companies that sell our products in their distribution channels. This mitigates the need for a large sales and merchandising force.  We use third-party facilities to produce our beverages and we outsource the storage and transportation of our finished goods and raw materials to public warehouses and common carriers.

CORPORATE HISTORY AND DEVELOPMENT

In March 2014, the Company sold an aggregate of 2,016,484 shares of the Company’s common stock, par value $0.001 (“Common Stock”) pursuant to subscription agreements in two concurrent offerings entered into with accredited investors. In the first offering, investors purchased an aggregate of 917,583 shares of Common Stock and immediately exercisable five-year warrants to purchase an aggregate of 917,583 shares of Common Stock with an exercise price of $0.91 per share. The Company received $835,000 from the first offering. In the second offering, one investor purchased 1,098,901 shares of Common Stock for $1,000,000 (or approximately $0.91 per share).

On June 3, 2014, the Company filed an S-1 Registration Statement (the "Registration Statement") with the Securities and Exchange Commission (the “SEC”) registering for resale by the Company's selling stockholders an aggregate of 2,934,067 shares of Common Stock, par value $0.001 per share, including 917,583 shares issuable upon the exercise of outstanding warrants, at a maximum offering price per share of $0.576 and a maximum offering price of $1,690,023. The Registration Statement was declared effective by the SEC on October 29, 2014.

In August 2015, the Company entered into a subscription agreement whereby 750,000 shares of Common Stock were sold to an accredited investor for a total of $150,000, along with a purchase warrant for 1,500,000 shares of Common Stock at a price of $0.40 per share. The five year warrant is immediately exercisable.

On October 20, 2015, the Company filed a Form S-8 with the SEC registering an aggregate of 1,500,000 shares of Common Stock for the issuance of shares under the 2015 Incentive Stock Plan (the “2015 Plan”).

ITEM 1A.   RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or results of operations in future periods. The risks described below are not the only risks facing our Company. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods.

If we are unable to expand our operations in the marketplace, our growth rate could be negatively affected.

Our success depends in part on our ability to grow our business. We have adopted and implemented a strategic plan to increase awareness of our products, secure distribution channels, and foster and strengthen our supply, manufacturing and distribution relationships.   Our strategic plan includes continuously anticipating and addressing changes in the market.  There can be no assurance that we will achieve the growth necessary to achieve our objectives.

We may need additional capital in the future to expand our operations and pursue our business objectives.

Should we require additional capital to expand our operations, financing transactions may include the issuance of equity or debt securities, obtaining credit facilities or other financing mechanisms. If additional financing is not available, the Company might have to forego business opportunities, which could negatively impact our revenue and operating income.

The challenges of competing with many well-established beverage companies could result in reductions to our revenue and operating margins.

The nonalcoholic beverage segment of the commercial beverage industry is competitive. We compete with numerous beverage companies, including those marketing similar products. All beverages companies are competing for stomach share on a daily basis which is approximately 64 oz. of fluid per day or eight 8 oz. servings. Our success depends on our ability to secure distribution channels for our products, our ability to make consumers aware of our products and the general appeal and popularity of our products in the marketplace. Many of our competitors have substantially greater financial and other resources than we do, which may allow them to secure more robust distribution channels.

We are subject to risks associated with changing weather conditions.

Weather conditions impact the Company by effecting the supply and cost of the ingredients used in our products.  For example, a poor growing season in any of the geographic regions from which we source the fruit used in the production of our products would likely increase the cost we pay for such fruit.

Disruption of supply, increase in costs or shortage of ingredients could affect our operating results.

Availability of supply and the prices charged by the producers of the various ingredients used in our products can be affected by a variety of factors beyond weather, including the general demand by other product producers for the same fruits used by us in our products, and politics and economics in the regions in which our fruits are produced.  These factors may subject us to shortages or interruptions in product supplies, which could adversely affect our business. We have not seen such a disruption in the supply chain in the past five years.

The quality of fruit we seek tends to trade on a negotiated basis, depending on supply and demand at the time of the purchase. An increase in the pricing of any fruit that we use in our products could have an adverse effect on our margins. Higher diesel and gasoline prices may affect the cost of transporting our supplies, thereby increasing costs to us. Conversely, lower energy prices have a positive result on transport and packaging costs. Any or all of these conditions could have an impact on our operating margins.

We use third party bottlers for the production and bottling of our products and, as such, are subject to the bottler’s production and quality control capabilities.

We use third party bottlers for the production and bottling of our products.  While we play an active role in the production of our products, general supervision of the production process lies with the third party bottlers.  Accordingly, we are dependent on the bottlers and their ability to meet production demands and to monitor and ensure product quality.  The failure of a bottler to produce our products in the capacity or to the standards required could affect our business.

Litigation and publicity concerning food quality, health claims, and other issues could expose us to significant liabilities.

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

ITEM 3.  LEGAL PROCEEDINGS

We are currently not a party to any legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us in all material aspects. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is currently quoted on the OTCQB under the symbol “MOJO.”

For the period from January 1, 2014 to December 31, 2015, the following table sets forth the high and low closing bid prices by quarter, based upon information obtained from inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:

	High	Low
2015
Fourth Quarter	$0.57	$0.05
Third Quarter	$0.27	$0.16
Second Quarter	$0.32	$0.16
First Quarter	$0.38	$0.15

2014
Fourth Quarter	$0.57	$0.17
Third Quarter	$0.70	$0.20
Second Quarter	$1.74	$0.56
First Quarter	$2.40	$1.10

Holders

As of February 12, 2016, there were 18,273,873 shares of Common Stock issued and outstanding held by 113 shareholders of record.

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

 Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

Except as set forth below, there were no sales of unregistered securities during the quarter ended December 31, 2015:

•	On December 8, 2015, the Company entered into a settlement and release letter agreement with Richard Seet (“Seet”), a former officer and director, pursuant to which the parties agreed (i) to terminate that certain Employment Agreement entered into between the Company and Seet dated October 1, 2012 and that certain Amended and Restated Restricted Stock Agreement entered into between the Company and Seet dated December 4, 2013 and all obligations set forth therein; (ii) that Seet will return stock certificates representing 1,165,251 shares of Common Stock of the Company that would have vested upon certain revenue milestones to the Company for cancellation; (iii) the Company will issue to Seet 582,626 shares of restricted Common Stock (the "Settlement Shares") of the Company which will be subject to a certain lock up legend providing that Seet may only sell 145,656 of the Settlement Shares per quarter upon the Rule 144 holding period being satisfied and upon the Company generating at minimum of $5,000,000 in revenue during any 12 month period; and (iv) Seet will provide the Company with a release and discharge from any and all liability. The above securities were issued to Seet in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. Seet is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act.

•	On June 15, 2015, the Company entered into an Amended and Restated Employment Agreement (the "Simpson Agreement") with the CEO pursuant to which the CEO will continue to act as the Company's CEO and Chairman of the Board for a term of five years as extended in consideration of, among other items, 1,544,737 shares of Common Stock (the “Simpson Shares”) of the Company to be issued to the CEO upon the Company generating revenue of $3,000,000 during any twelve month period during the term. In addition, on June 15, 2015, the Company entered into an Amended and Restated Employment Agreement (the "Spinner Agreement") with Peter Spinner pursuant to which Mr. Spinner will continue to act as the Company's COO for a term of five years as extended in consideration of, among other items, 252,632 shares of Common Stock (the “Spinner Shares”) of the Company to be issued to the COO upon the Company generating revenue of $3,000,000 during any twelve month period during the term. On December 15, 2015, the Company and Mr. Simpson entered into an amendment to the Simpson Agreement increasing the number of Simpson Shares by 337,500 and the Company and Mr. Spinner entered into an amendment to the Spinner Agreement increasing the number of Spinner Shares by 345,000. The above securities will be issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and/or Rule 506 promulgated under the Securities Act. Seet is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act.

 Issuer Purchases of Equity Securities

There were no purchases of equity securities during the quarter ended December 31, 2015.

Equity Compensation Plans

 In October 2015, the Company approved the 2015 Plan, which provides the Company with the ability to issue stock options, stock awards and/or restricted stock purchase offers for up to an aggregate of 1,500,000 shares of Common Stock. As of December 31, 2015, there have been no issuances under the 2015 Plan.

In March 2013, the 2012 plan was approved by our shareholders. The 2012 plan provides the Company with the ability to issue stock options, stock appreciation rights, restricted stock and/or other stock-based awards for up to an aggregate of 2,050,000 shares of Common Stock.  As of December 31, 2015, the Company issued stock options to purchase shares of Common Stock and issued restricted Common Stock under the 2012 Plan to its Directors and employees for 865,000 shares and 1,073,441 shares, respectively.

The following table sets forth certain information at December 31, 2015 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2015 Plan	—	$—	1,500,000
2012 Plan	1,693,441	$1.22	111,559
Equity compensation plans not approved by security holders	—	$—	—
Total	1,693,441	$1.22	1,611,559

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

 ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Critical Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing the year ended December 31, 2015 to 2014.

•	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

Stock-based Compensation — ASC Topic 718, “Accounting for Stock-Based Compensation” prescribes accounting and reporting standards for employee stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights.

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

The Company accounts for equity based transactions with non-employees under the provisions of ASC Topic 505-50, “Equity-Based Payments to Non-Employees.”  ASC Topic 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. When the equity instrument is utilized for measurement the fair value of (i) common stock issued for payments to non-employees is measured at the market price on the date of grant; (ii) equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize an asset or expense in the same manner as if it is to pay cash or services instead of paying with or using the equity instrument.

Fair Value of Financial Instruments — Our short-term financial instruments, including cash, accounts receivable, accounts payable and other liabilities, consist primarily of instruments without extended maturities. We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC, did not, or are not believed by management, to have a material impact on the Company's present or future financial statements.

Results of Operations

Years Ended December 31, 2015 and 2014

Revenue

During the year ended December 31, 2015, the Company reported revenue of  $197,752, a decrease of $126,642 or 39% over revenue for the year ended December 31, 2014. Of the total revenue reported for the year ended December 31, 2015, $172,572 or 87% was from the sale of its 100% juice products, which were discontinued in October 2015. The balance was comprised of revenue from the sale of raw materials not required for future production and revenue from the sale of the Company’s newly launched coconut water products.

During the year ended December 31, 2014, the Company reported revenue of $324,394. Sales were primarily comprised of orders from distributors and sales to direct accounts of its 100% juice products. Sales to distributors amounted to 66% of total revenue; sales to direct accounts amounted to 30% of total revenue.

Cost of Revenue

Cost of Revenue includes production costs, raw material costs, freight in costs and slotting fees offered to customers. Also included in Cost of Revenue are adjustments made to inventory carrying amounts, including markdowns to market and write offs of expiring inventory.  As a result, cost of revenue as a percentage of sales can vary from period to period. For the year ended December 31, 2015, cost of revenue was $551,847 or 279% of revenue, compared to $344,503 or 106% of revenue for the year ended December 31, 2014. During the year ended December 31, 2015, the Company incurred expenses of $81,966 related to the discontinuance of its 100% juice products, which amount is included in cost of revenue.

Operating Expenses

For the year ended December 31, 2015, operating expenses were $1,434,028, a decrease of $3,761,522 or 72% over operating expenses for the year ended December 31, 2014 of $5,195,550.  This reduction in operating expenses of $3,761,522 was primarily comprised of a decrease in stock-based compensation costs of $1,833,342, a decrease in licensing fees of $1,108,686 and a decrease in advisory fees of $561,620. See below for additional discussion.

Stock-based compensation costs to directors and employees, which consist of charges to income for vesting in connection with restricted stock issuances, stock options and warrants, were $1,166,789 for the year ended December 31, 2015, compared to $3,000,131 for the year ended December 30, 2014.   This represents a reduction in operating expenses of $1,833,342. Although stock-based compensation costs reduce the Company’s earnings, they do not reduce cash and have no effect on working capital.

The termination of the License Agreement resulted in a reduction to operating expenses of $1,108,686 for the year ended December 31, 2015 as compared to the year ended December 31, 2014. See Note 6 of the Notes to the
Financial Statements for further discussion.

Advisory fees were zero for the year ended December 31, 2015 as compared to $561,620 for the year ended December 31, 2014. Of the total advisory fees, only $12,500 or 2% of the total were paid in cash. The balance was paid in Common Stock.

Liquidity and Capital Resources

Liquidity

As of December 31, 2015, the Company had working capital of $79,956. Net cash used in operating activities was $478,647 for the year ended December 31, 2015, a decrease of $966,101 over net cash used in operating activities for the year ended December 31, 2014. The primary reason for this was the termination of the License Agreement. See Note 6 of the Notes to the Financial Statements for further discussion. Net cash provided by financing activities was $150,000 for the year ended December 31, 2015 compared to $1,784,459 for the year ended December 31, 2014.

Working Capital Needs

Our working capital requirements increase when we experience a demand for our new products. Due to an increased demand, the Company raised $337,500 of additional funds in January and February 2016 through the issuance of equity securities. See Note 10 of the Notes to the Financial Statements for further discussion. If during the next twelve months the Company requires additional working capital, it may seek to raise additional funds.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Further, if the Company issues additional equity or convertible debt securities, stockholders may experience dilution and the new equity securities could have rights, preferences or privileges senior to those of existing holders of the Company’s Common Stock. If additional financing is not available or is not available on acceptable terms, the Company’s operations could be impacted.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of December 31, 2015.

 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS

The audited financial statements are included beginning immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 23, 2015, the Company advised Liggett, Vogt & Webb, P.A. (“LVW”) that it was dismissed as the Company’s independent registered public accounting firm. The decision to dismiss LVW as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on October 23, 2015. On October 23, 2015, the Company engaged Cowan, Gunteski & Co, P.A. (“CG”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2015. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of MOJO Organics, Inc. is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f)) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

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

As previously reported, the Company does not have an audit committee and is not currently obligated to have one. Although it remains management’s view that such a committee is an important internal control over financial reporting, management does not believe that the lack of an audit committee is a material weakness.

The Company has restated its Financial Statements for the second and third quarters of 2015. The accounting treatment for the forgiveness of related party and officer compensation was fully disclosed in the Notes to the Condensed Financial Statements, but it was improperly recorded. Management has concluded that this restatement constitutes a material weakness and has concluded that the Company’s internal control over financial reporting was not effective as of the Evaluation Date.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

 Executive Officers and Directors

Below are the names and certain information regarding our current executive officers and directors:

Name	Age	Title	Date First Appointed
Glenn Simpson	63	Chief Executive Officer, Chairman and Director	October 27, 2011

Peter Spinner	46	Chief Operating Officer, Director	March 17, 2014

Jeffrey Devlin	68	Director	January 27, 2012

Robert Kaufman	59	Director	April 1, 2015

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

Jeffrey Devlin has served on the Board of Directors of the Company since January 2012. Mr. Devlin has over 25 years of advertising and business development experience.  Mr. Devlin currently serves as Chairman, US Government Practice at WPP, which is a world leader in marketing communications services. He has held various other executive and creative positions over the course of his advertising career, including launching the introduction of Diet Coke for The Coca-Cola Company. Mr. Devlin currently serves on the board of directors of a number of private organizations, as well as on the board of directors of Location Based Technologies, Inc., a publicly traded company. Mr. Devlin received a Bachelor’s degree from Bethel University.

Robert Kaufman joined the Board of Directors of the Company in April 2015. Since 2012, Mr. Kaufman has served as the General Manager of Woodstock Farms Manufacturing. Woodstock Farms is a natural and organic food manufacturer with over 250 products in 10 categories selling to the natural and organic sector. Woodstock Farms is a division of United Natural Foods, Inc., a NASDAQ listed company with over $6 billion in annual revenue. From 1985 to 2011, Mr. Kaufman served in sales management roles at Performance Food Group, including Director of Special Segment Accounts. Performance Food Group is a broad line food distributor.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act of 1934, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash only rights) and any changes in that ownership with the SEC.  To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2015 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or earned by each of our named executive officers (as defined under SEC rules).

Summary Compensation Table
Name and Principal Position	Year	Salary		Stock Awards		Option Awards		Total
(a)	(b)	($) (c)		($) (e)		($) (f)		($) (j)

Glenn Simpson	2015	$27,500	(1)	$—		$—		$27,500
Chief Executive Officer and Chairman	2014	$51,000	(2)	$260,000	(3)	$55,196	(4)	$366,196

Peter Spinner	2015	$74,000	(5)	$—		$—		$74,000
Chief Operating Officer	2014	$80,000	(6)	$450,000	(7)	$47,530	(8)	$577,530

The Summary Compensation Table omits columns for Bonus (d), Non-Equity Incentive Plan Compensation (g), Non-Qualified Deferred Compensation Earnings (h) and All Other Compensation (i) as no such amounts were paid to the named executive officers during the fiscal years ended December 31, 2015 or 2014.

(1)	Pursuant to his employment agreement discussed below, Mr. Simpson is entitled to a salary of not less than $18,500 per month, except for June through September 2015, where the amount was reduced to not less than $5,000 per month. During 2015, he received cash payments of $27,500. Mr. Simpson forgave $139,500 due to him, and was owed $1,000 at December 31, 2015.

(2)	Pursuant to his employment agreement discussed below, Mr. Simpson is entitled to a salary of not less than $18,500 per month. During 2014, he received cash payments of $14,000. The Company owed Mr. Simpson $171,000 at December 31, 2014. Mr. Simpson agreed to accept shares of Common Stock in lieu of a cash payment of his base salary equal to $37, 000 in 2014. Accordingly, Mr. Simpson was issued 23,272 shares of Common Stock, which were issued based upon the last sales price of the Common Stock on the last trading day of the month for which base salary was owed.

(3)	On March 17, 2014, pursuant to the Company’s 2012 Plan, the Company issued 200,000 shares of restricted Common Stock valued at the then fair market value of $1.30 per share. In accordance with the provisions of ASC Topic 718, compensation expense of $260,000 was recorded over the vesting period of the shares.

(4)	On August 14, 2014, the Company granted Mr. Simpson incentive stock options to purchase 222,000 shares of Common Stock pursuant to the 2012 Plan. The exercise price of the options is $0.255 per share. The options become exercisable in equal tranches on February 14, 2015, August 14, 2015, February 14, 2016 and August 14, 2016.

(5)	Pursuant to his employment agreement discussed below, Mr. Spinner is entitled to a salary of not less than $16,000 per month, except for June through September 2015, where the amount was reduced to not less than $8,000 per month. During 2015, he received cash payments of $74,000. Mr. Spinner forgave $85,000 due to him, and was owed $1,000 at December 31, 2015.

(6)	Pursuant to his employment agreement discussed below, Mr. Spinner received cash payments of $80,000 during the year ended December 31, 2014. Prior to August 12, 2014, Mr. Spinner worked in a consulting capacity for the Company and was paid $48,000, which amount is not included in this table.

(7)	On March 17, 2014 and August 12, 2014, pursuant to the Company’s 2012 Plan, the Company issued 75,000 and 1,500,000 shares, respectively, of restricted Common Stock valued at the then fair market value of $1.30 and $0.24 per share, respectively. In accordance with the provisions of ASC Topic 718, compensation expense of $97,500 is recorded over the vesting period of the shares issued in March 2014. Since the shares issued in August 2014 vest according to performance, the Company does not currently record compensation expense for them.

(8)	On August 14, 2014, the Company granted Mr. Spinner incentive stock options to purchase 192,000 shares of Common Stock pursuant to the 2012 Plan. The exercise price of the options is $0.255 per share. The options become exercisable in equal tranches on February 14, 2015, August 14, 2015, February 14, 2016 and August 14, 2016.

The Company has no other plans in place and has never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Employment Agreements

On June 15, 2015, the Company entered into the Simpson Agreement with the CEO pursuant to which the CEO will continue to act as the Company's CEO and Chairman of the Board for a term of five years as extended in consideration of, among other items, the Simpson Shares (1,544,737 shares) to be issued to the CEO upon the Company generating revenue of $3,000,000 during any twelve month period during the term and an annual cash and stock bonus (the “Simpson Bonus Plan”) based upon performance goals established by the Board of Directors of the Company. The cash bonus is established at 20% of the annual salary and the stock bonus is set at 200,000 shares of Common Stock per year through December 31, 2021, based upon revenue performance goals which vary by year and range from $900,000 to $19,200,000. The bonus awards may be accelerated should revenue exceed the annual target amounts.

In addition, on June 15, 2015, the Company entered into the Spinner Agreement with Peter Spinner pursuant to which Mr. Spinner will continue to act as the Company's COO for a term of five years as extended in consideration of, among other items, the Spinner Shares (252,632 shares) to be issued to the COO upon the Company generating revenue of $3,000,000 during any twelve month period during the term and an annual cash and stock bonus (the “Spinner Bonus Plan”) based upon performance goals established by the Board of Directors of the Company. The cash bonus is established at 20% of the annual salary. The stock bonus is set at 375,000 shares of Common Stock per year through December 31, 2018 and 200,000 shares of Common Stock per year beginning 2019 through December 31, 2021. The bonuses are based upon revenue performance goals which vary by year and range from $900,000 to $19,200,000. The bonus awards may be accelerated should revenue exceed the annual target amounts.

On December 15, 2015, the Company and Mr. Simpson entered into an amendment to the Simpson Agreement increasing the number of Simpson Shares by 337,500 and the Company and Mr. Spinner entered into an amendment to the Spinner Agreement increasing the number of Spinner Shares by 345,000.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding stock options held by our named executive officers at December 31, 2015.

				Options awards			Stock awards
Name (a)	Year	Number of securities underlying unexercised options exercisable (#) (b)		Number of securities underlying unexercised options unexercisable (#)(c)(1)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)		Market value of shares of units of stock that have not vested ($) (h)
Glenn Simpson	2015	111,000		111,000	0.255	August 14 2019	1,577,208	(3)	$788,604
	2014	100,000	(2)	222,000	0.255	August 14, 2019	2,565,813		$513,163

Peter Spinner	2015	96,000		96,000	0.255	August 14 2019	1,500,000	(4)	$750,000
	2014	—		192,000	0.255	August 14, 2019	1,575,000		$315,000

The Outstanding Equity Awards Table omits column (d) Equity incentive plan awards: Number of securities underlying unexercised unearned options related to Option Awards and columns (i) Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) and (j) Equity incentive plan awards: Market value of payout value of unearned shares, units or other rights that have not vested  related to stock awards, as no such awards were outstanding as of December 31, 2015.

(1)	The stock options become exercisable in four equal tranches on February 14, 2015, August 14, 2015, February 14, 2016 and August 14, 2016.

(2)	This stock option expired in July 2015.

(3)	Of such shares that have not yet vested, 788,604 shares and 788,604 shares will vest on January 2, 2016 and June 30, 2016, respectively.

(4)	Of such shares that have not yet vested, 1,500,000 shares will vest upon achievement of performance goals.

Option Exercises in 2015

No options were exercised by our executive officers during the year ended December 31, 2015.

Director Compensation

None of the non-employee directors receive cash compensation for serving as such, for serving on committees (if any) of the Board of Directors or for special assignments. Board members are not reimbursed for expenses incurred in connection with attending meetings.  During the year ended December 31, 2015, except as set forth below, there were no arrangements that resulted in our making payments to any of our non-employee directors for any services provided to us by them as directors.

Name (a)	Option awards (1) ($) (d)	Total ($) (h)
Robert Kaufman	$8,925	$8,925

The Director Compensation Table above does not include Column (b) Fees earned or paid in cash, Column (c) Stock Awards, Column (e) Non-equity incentive plan compensation, Column (f) Nonqualified deferred compensation earnings and Column (g) All other compensation, as no such amounts are paid to directors during the year ended December 31, 2015.

(1)	On June 15, 2015, the Company granted Mr. Kaufman stock options pursuant to the 2012 Plan in the amount of 35,000 shares at an exercise price of $0.255, which was the fair market value of the Common Stock on the date of grant. The stock options are exercisable in four equal tranches on December 15, 2015, June 15, 2016, December 15, 2016 and June 15, 2017.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock known by us as of February 12, 2016 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our Common Stock;

•	each director;

•	each named executive officer; and

•	all directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our Common Stock owned by them, except to the extent such power may be shared with a spouse.

Name Of Owner	Number Of Shares Owned		Percentage Of Common Stock (1)
Glenn Simpson Chief Executive Officer, Chairman and Director	3,464,165	(2)	19%

Jeffrey Devlin Director	466,176	(3)	3%

Robert Kaufman Director	8,750	(4)	0%

Peter Spinner Chief Operating Officer and Director	7,112,282	(5)	34%

Wyatts Torch Equity Partners LP	5,059,828		25%

All Officers and Directors As a Group (4 persons)	11,051,373	(6)	52%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of February 12, 2016 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)

Includes (i) 788,604 shares of restricted Common Stock, which shares vest on June 30, 2016 and (ii) 166,500 shares of Common Stock underlying stock options granted pursuant to the Company’s 2012 Plan. Does not include 55,500 shares of Common Stock underlying a stock option granted pursuant to the 2012 Plan, which option becomes exercisable August 14, 2016.

(3)

Includes (i) 88,308 shares of restricted Common Stock, which shares vest on June 30, 2016 and (ii) 26,250 shares of Common Stock underlying stock options granted pursuant to the Company’s 2012 Plan. Does not include 8,750 shares of Common Stock underlying a stock option granted pursuant to the 2012 Plan, which option becomes exercisable August 14, 2016.

(4)

Includes 8,750 shares of Common Stock underlying stock options granted pursuant to the Company’s 2012 Plan. Does not include 26,250 shares of Common Stock underlying a stock option granted pursuant to the 2012 Plan, which option becomes exercisable June 15, 2016, December 15, 2016 and June 15, 2017.

(5)

Includes (i) 1,500,000 shares of restricted Common Stock, which shares vest upon achievement of performance goals; (ii) 2,684,066 shares of Common Stock held by Wyatts, an entity of which Mr. Spinner is the general partner and portfolio manager; (iii) 144,000 shares of Common Stock underlying stock options granted pursuant to the Company’s 2012 Plan; (v) 2,375,762 shares of Common Stock underlying currently exercisable warrants held by Wyatts; (vi) 183,454 shares of Common Stock underlying currently exercisable warrants and (vii) 150,000 shares of Common Stock owned jointly with his spouse. Does not include 48,000 shares of Common Stock underlying a stock option granted pursuant to the 2012 Plan, which option becomes exercisable August 14, 2016.

(6)	Includes (i) 2,376,912 shares of restricted Common Stock, subject to the vesting conditions described above; (ii) 345,500 shares of Common Stock underlying stock options granted pursuant to the Company’s 2012 Plan and (iii) 2,559,216 shares of Common Stock underlying warrants, as described above. Does not include stock options to purchase 138,500 shares of Common Stock, as described above.

Securities Authorized For Issuance Under Equity Compensation Plans

On October 20, 2015, the 2015 Plan was approved by the Board of Directors. The 2015 Plan provides the Company with the ability to issue stock options, stock awards and/or restricted stock purchase offers for up to an aggregate of 1,500,000 shares of Common Stock.

On February 22, 2013, the 2012 Plan was adopted by the Board of Directors, subject to stockholder approval.  The Company’s stockholders approved the 2012 Plan on March 29, 2013.  The 2012 Plan provides the Company with the ability to issue stock options, stock appreciation rights, restricted stock and/or other stock-based awards for up to an aggregate of 2,050,000 shares of Common Stock.  As of February 12, 2016, (i) stock options to purchase 865,000 shares of the Company’s Common Stock and (ii) 1,073,441 shares of restricted Common Stock had been issued to directors and employees under the 2012 Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below and in this Form 10-K, there have been no transactions, since January 1, 2014, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any of our directors, executive officers or beneficial holders of more than 5% of our outstanding Common Stock, or any of their respective immediate family members, has had or will have any direct or material indirect interest.

In August 2015, the Company entered into a subscription agreement (the “2015 Subscription”) whereby 750,000 shares of Common Stock were sold to Wyatts, an affiliate of Mr. Spinner, for a total of $150,000, along with a purchase warrant for 1,500,000 shares of Common Stock at a price of $0.40 per share. The five year warrant is immediately exercisable.

Prior to Peter Spinner’s appointment as a director, Wyatts, purchased an aggregate of 1,648,352 shares of Common Stock and five-year immediately exercisable warrants to purchase 549,451 shares of Common Stock in the Company’s concurrent private placements consummated in March 2014.  Wyatts’ purchases were made pursuant to subscription agreements on the same terms as other investors in the concurrent offerings.  See Note 7 to the Financial Statements included in this Form 10-K for more information about the August 2015 and the March 2014 private placements. Pursuant to his employment agreement discussed above, Mr. Spinner received salary in the form of cash payments amounting to $74,000 and $80,000 during the years ended December 31, 2015 and 2014, respectively. Prior to August 12, 2014, Mr. Spinner worked in a consulting capacity for the Company and was paid $48,000.

On December 8, 2015, the Company entered into the Settlement Agreement with Seet, a former officer and director, pursuant to which the parties agreed (i) to terminate that certain Employment Agreement entered into between the Company and Seet dated October 1, 2012 and that certain Amended and Restated Restricted Stock Agreement entered into between the Company and Seet dated December 4, 2013 and all obligations set forth therein; (ii) that Seet will return stock certificates representing 1,165,251 shares of Common Stock of the Company that would have vested upon certain revenue milestones to the Company for cancellation; (iii) the Company will issue to Seet the Settlement Shares of the Company which will be subject to a certain lock up legend providing that Seet may only sell 145,656 of the Settlement Shares per quarter upon the Rule 144 holding period being satisfied and upon the Company generating a minimum of $5,000,000 in revenue during any 12 month period; and (iv) Seet will provide the Company with a release and discharge from any and all liability.

On June 15, 2015, the Company entered into the Simpson Agreement with the CEO pursuant to which the CEO will continue to act as the Company's CEO and Chairman of the Board for a term of five years as extended in consideration of, among other items, the Simpson Bonus Plan and the Simpson Shares (1,544,737 shares) to be issued to the CEO upon the Company generating revenue of $3,000,000 during any twelve month period during the term. In addition, on June 15, 2015, the Company entered into the Spinner Agreement with Peter Spinner pursuant to which Mr. Spinner will continue to act as the Company's COO for a term of five years as extended in consideration of, among other items, the Spinner Bonus Plan and the Spinner Shares (252,632 shares) of the Company to be issued to the COO upon the Company generating revenue of $3,000,000 during any twelve month period during the term. On December 15, 2015, the Company and Mr. Simpson entered into an amendment to the Simpson Agreement increasing the number of Simpson Shares by 337,500 and the Company and Mr. Spinner entered into an amendment to the Spinner Agreement increasing the number of Spinner Shares by 345,000.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to (and we do not) have our Board of Directors comprised of a majority of “Independent Directors.”

Our Board of Directors has considered the independence of its directors in reference to the definition of “independent director” established by the Nasdaq Marketplace Rule 5605(a)(2). In doing so, the Board of Directors has reviewed all commercial and other relationships of each director in making its determination as to the independence of its directors. After such review, the Board of Directors has determined that Mr. Devlin and Mr. Kaufman qualify as independent under the requirements of the Nasdaq listing standards.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

On October 23, 2015, LVW was dismissed as the Company’s independent registered public accounting firm. As of October 23, 2015, the Company engaged CG as its new independent registered public accounting firm.

The aggregate fees billed to the Company for services rendered in connection with the years ended December 31, 2015 and 2014 are set forth in the table below:

Fee Category	2015	2014
Audit fees (1)	$32,500	$32,000
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	1,500	2,000
Total fees	$34,000	$34,000

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements. For 2015, audit fees represent fees billed by CG and LVW of $20,500 and $12,000, respectively. For 2014, all audit fees were billed by LVW.
(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”
(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.
(4)	All other fees consist of fees billed for all other services. For 2015 and 2014, all other fees were billed by LVW.

Audit Committee’s Pre-Approval Practice

We currently do not have an audit committee. Our board of directors has approved the services described above.

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

The financial statements of MOJO Organics, Inc. are listed on the Index to Financial Statements on this annual report on Form 10-K beginning on page F-1.

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description
2.1	2.1	Agreement and Plan of Merger by and among Specialty Beverage and Supplement, Inc., SBSI Acquisition Corp. and MOJO Ventures, Inc. dated May 13, 2011 (1)

2.2	2.1	Split-Off Agreement, dated as of October 27, 2011, by and among MOJO Ventures, Inc., SBSI Acquisition Corp., MOJO Organics, Inc., and the Buyers party thereto (2)

3.1	3.1	Certificate of Incorporation of MOJO Shopping, Inc. (3)

3.2	3.1	Amendment to Certificate of Incorporation of MOJO Ventures, Inc. (4)

3.3	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Ventures, Inc. (5)

3.4	3.4	Articles of Merger (1)

3.5	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Organics, Inc. (9)

3.6	3.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (11)

3.7	3.1	Amended and Restated Bylaws of MOJO Ventures, Inc. (6)

3.8	3.8	Amendment No. 1 to Amended and Restated Bylaws of MOJO Organics, Inc. (13)

10.1	10.1	Form of Second Amended and Restated Restricted Stock Agreement (14)

10.2	10.6	2012 Long-Term Incentive Equity Plan (13)

10.3	10.7	Form of Stock Option Agreement under the 2012 Long-Term Incentive Equity Plan (13) †

10.4	10.8	Form of Indemnification Agreement with officers and directors (13)

10.5	10.1	Form of Promissory Note issued to OmniView Capital LLC and Paul Sweeney (11)

10.6	10.2	Advisor Agreement with OmniView Capital LLC (11)

10.7	10.3	Amended and Restated Securities Purchase Agreement (11)

10.8	10.4	Registration Rights Agreement (11)

10.9	10.5	Commitment letter executed by each of Glenn Simpson, Jeffrey Devlin and Richard Seet (11)

10.10	10.6	Amendment to Richard X. Seet Restricted Stock Agreement (11)

10.11	10.7	Letter Agreement relating to nominee right of OmniView Capital LLC (11)

10.12	10.1	Juice License Agreement between Chiquita Brands L.L.C. and MOJO Organics, Inc. dated as of August 15, 2012 (12)

10.13	10.17	Form of Subscription Agreement for 2013 Offering (13)

10.14	10.18	Employment Agreement dated March 1, 2013 between MOJO Organics, Inc. and Glenn Simpson (13) †

10.15	10.15	Form of Advisor Agreement (14)

10.16	10.16	Form of Restricted Stock Agreement, dated December 4, 2014, between MOJO Organics, Inc. and each of Glenn Simpson, Richard Seet, Jeffrey Devlin and Nicholas Giannuzzi. (14) †

10.17	10.17	Form of Restricted Stock Agreement, dated March 2014, between MOJO Organics, Inc. and each of Glenn Simpson, Richard Seet, Jeffrey Devlin, Peter Spinner and Marianne Vignone. (14) †

10.18	10.18	Form of Subscription Agreement for March 2014 Stock (with Warrants) Offering (14)

10.19	10.18	Form of Warrant (14)

10.20	10.20	Form of Subscription Agreement for March 2014 Stock Offering (14)

10.21	10.21	Form of Distribution Agreement

10.22	10.2	Form of Stock Option Agreement under the 2012 Long-Term Incentive Equity Plan, dated August 14, 2014, between MOJO Organics, Inc. and each of Glenn Simpson, Peter Spinner, Richard Seet, Jeffery Devlin and Marianne Vignone. (15)

10.23	10.3	Employment Agreement, dated August 12, 2014, between MOJO Organics, Inc. and Peter Spinner. (15)

10.24	10.1	Form of Restricted Stock Agreement, dated August 12, 2014, between MOJO organics, Inc. and Peter Spinner. (15)

10.25	10.1	Settlement and Release Letter Agreement by and between MOJO Organics, Inc. and Richard Seet (17)

10.26	10.1	Letter Agreement by and between MOJO Organics, Inc. and Glenn Simpson dated December 15, 2015 (18)

10.27	10.1	Letter Agreement by and between MOJO Organics, Inc. and Peter Spinner dated December 15, 2015 (18)

16.1	16.1	Letter from Liggett, Vogt & Webb, P.A. (16)

31.1	31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

** Filed previously

† Management compensatory plan, contract or arrangement.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the Securities and Exchange Commission (the “SEC”) on May 18, 2011.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on November 2, 2011.

(3)	Incorporated by reference to the Registrant's Registration Statement on Form SB-2 as an exhibit, numbered as indicated above, filed with the SEC on December 19, 2007.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on May 4, 2011.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on January 4, 2012.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on October 31, 2011.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on August 12, 2011.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on June 8, 2011.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on April 2, 2013.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as an exhibit, numbered as indicated above, filed with the SEC on June 25, 2013.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on February 1, 2013.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A as an exhibit, numbered as indicated above, filed with the SEC on February 7, 2013. Portions of the exhibit and/or related schedules or exhibits thereto have been omitted pursuant to a request for confidential treatment, which has been granted by the Commission.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 10-K as an exhibit, numbered as indicated above, filed with the SEC on September 24, 2013.

(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as an exhibit, numbered as indicated above, filed with the SEC on April 16, 2014.

(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-Q as an exhibit, numbered as indicated above, filed with the SEC on October 2, 2014.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on October 23, 2016.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on December 9, 2015.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on December 15, 2015.

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

SIGNATURE	TITLE	DATE

/s/Glenn Simpson	Director, Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)	February 16, 2016
Glenn Simpson

/s/ Peter Spinner	Director, Chief Operating Officer	February 16, 2016
Peter Spinner

/s/Marianne Vignone	Controller (Principal Accounting Officer)	February 16, 2016
Marianne Vignone

/s/Jeffrey Devlin	Director	February 16, 2016
Jeffrey Devlin

/s/Robert Kaufman	Director	February 16, 2016
Robert Kaufman

PART IV - FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of MOJO Organics, Inc.

We have audited the accompanying balance sheet of MOJO Organics, Inc. as of December 31, 2015, and the related statements of operations, changes in stockholders’ equity/deficit, and cash flows for the year then ended. MOJO Organics, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MOJO Organics, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cowan, Gunteski & Co., P.A.

February 15, 2016

Tinton Falls, NJ

Reply to: 730 Hope Road Tinton Falls NJ 07724 Phone: 732.676.4100 Fax: 732.676.4101

40 Bey Lea Road, Suite A101 Toms River NJ 08753 Phone: 732.349.6880 Fax: 732.349.1949

Member of CPAmerica International

www.CowanGunteski.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

MOJO Organics, Inc.

We have audited the accompanying balance sheets of MOJO Organics, Inc. (the “Company”) as of December 31, 2014, and the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

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

New York, NY
February 27, 2015

MOJO ORGANICS, INC.
Statements of Operations
For the Years Ended December 31, 2015 and 2014

	2015	2014

Revenue	$197,752	$324,394

Cost of Revenue	551,847	344,503

Gross Loss	(354,095)	(20,109)

Operating Expenses
Selling, general and administrative	1,851,251	4,504,087
License (settlement) fee	(417,223)	691,463
Total Operating Expenses	1,434,028	5,195,550

Loss from Operations	(1,788,123)	(5,215,659)

Total Other Income	114	537

Loss Before Provision for Income Taxes	(1,788,009)	(5,215,122)

Provision for Income Taxes	—	—

Net Loss	$(1,788,009)	$(5,215,122)

Net loss per common share, basic and fully diluted	$(0.10)	$(0.34)

Basic and diluted weighted average number of common shares outstanding	17,154,855	15,361,524

The accompanying notes are an integral part of these financial statements.

MOJO ORGANICS, INC.
Balance Sheets
As of December 31, 2015 and 2014

ASSETS

	2015	2014

CURRENT ASSETS:
Cash and cash equivalents	$15,442	$345,616
Accounts receivable, net	6,636	43,890
Inventory	33,473	445,328
Supplier deposits	33,835	1,782
Prepaid expenses	10,350	37,887
Total Current Assets	99,736	874,503

PROPERTY AND EQUIPMENT, net of accumulated depreciation	1,811	2,603

OTHER ASSETS
Security deposit	2,778	2,294

TOTAL ASSETS	$104,325	$879,400

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$16,730	$542,157
Accrued payroll to related parties	3,050	220,677
Total Current Liabilities	19,780	762,834

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized at $0.001 par value, no shares issued and outstanding	—	—
Common stock, 190,000,000 shares authorized at $0.001 par value, 17,309,590 and 16,907,396 shares issued and outstanding, at December 31, 2015 and 2014, respectively	17,309	16,907
Additional paid in capital	20,192,089	18,436,503
Accumulated deficit	(20,124,853)	(18,336,844)
Total Stockholders' Equity	84,545	116,566

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$104,325	$879,400

The accompanying notes are an integral part of these financial statements.

MOJO ORGANICS, INC.
Statements of Changes in Stockholders' Equity / (Deficit)
For the Years Ended December 31, 2015 and 2014

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity / (Deficit)
Balance, December 31, 2013	12,631,485	$12,631	$13,044,119	$(13,121,722)	$(64,972)

Issuance of restricted Common Stock and warrants:
Private Placement	2,016,484	2,017	1,817,815	—	1,819,832
Directors and Employees, net of forfeitures	465,000	465	718,241	—	718,706
Directors and Employees, vest upon future performance	1,500,000	1,500	(1,500)	—	—
Advisors and Consultants	283,652	284	550,786	—	551,070
Employees in lieu of salary	23,272	23	36,977	—	37,000

Stock based compensation:
Stock options	—	—	79,464	—	79,464
Restricted Common Stock vesting	—	—	2,201,961	—	2,201,961

Repurchase of restricted Common Stock	(12,497)	(13)	(11,360)	—	(11,373)

Net loss	—	—	—	(5,215,122)	(5,215,122)

Balance, December 31, 2014	16,907,396	$16,907	$18,436,503	$(18,336,844)	$116,566

Issuance of restricted Common Stock and Warrants:
Private Placement	750,000	750	149,250	—	150,000
Directors and Employees, vest upon future performance	226,485	226	(226)	—	—
Advisors and Consultants	8,334	8	4,159	—	4,167
Advisors and Consultants, vest upon future performance	582,626	583	(583)	—	—

Stock cancelled from former director	(1,165,251)	(1,165)	1,165	—	—

Stock based compensation
Stock options	—	—	77,135	—	77,135
Restricted Common Stock vesting	—	—	1,089,654	—	1,089,654

Accrued payroll to related parties - forgiven	—	—	435,032	—	435,032

Net loss	—	—	—	(1,788,009)	(1,788,009)

Balance, December 31, 2015	17,309,590	$17,309	$20,192,089	$(20,124,853)	$84,545

The accompanying notes are an integral part of these financial statements.

MOJO ORGANICS, INC.
Statements of Cash Flows
For the Years Ended December 31, 2015 and 2014

	2015	2014

Cash flows from operating activities:
Net loss	$(1,788,009)	$(5,215,122)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,512	4,042
Loss on sale of equipment	807	—
Bad debt expense	7,726	—
License settlement	(417,223)	—
Share-based compensation - stock options	77,135	79,464
Stock and warrants issued to directors and employees	1,089,654	2,920,667
Stock issued to employees in lieu of salary	—	37,000
Stock and warrants issued to advisors and consultants	4,167	551,070

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	29,528	(42,082)
Decrease (increase) in inventory	411,855	(357,523)
Decrease (increase) in supplier deposits	(32,053)	120,523
Decrease (increase) in prepaid expenses	27,537	(20,005)
Decrease (increase) in security deposit	(484)	3,504
Increase (decrease) in accounts payable and accrued expenses	(108,204)	253,047
Increase in accrued payroll to related parties	217,405	220,667
Net cash used in operating activities	(478,647)	(1,444,748)

Net cash from investing activities:
Purchases of property and equipment	(1,527)	(2,175)
Net cash used in investing activities	(1,527)	(2,175)

Net cash from financing activities:
Payment of notes payable to related parties	—	(24,000)
Repurchase of restricted stock	—	(11,373)
Sale of common stock, net	150,000	1,819,832
Net cash provided by financing activities	150,000	1,784,459

Net increase (decrease) in cash and cash equivalents	(330,174)	337,536

Cash and cash equivalents at beginning of period	345,616	8,080

Cash and cash equivalents at end of period	$15,442	$345,616

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Taxes paid	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES:
Accrued compensation converted to notes payable to related parties	$—	$37,000
Common stock issued for the conversion of notes payable to related parties	$—	$37,000
Accrued payroll to related parties converted to additional paid-in capital	$435,032	$—

The accompanying notes are an integral part of these financial statements.

MOJO ORGANICS, INC.

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 1 – BUSINESS

Overview

MOJO Organics, Inc. (“MOJO” or the “Company”) was incorporated in the State of Delaware on August 2, 2007.  Headquartered in Jersey City, NJ, the Company develops emerging beverage brands that are natural, USDA Organic and Non GMO Project Verified. The Company has developed a line of coconut water beverages which are Non GMO Project Verified. The Company launched these beverages in the fourth quarter of 2015.

Previously, the Company produced 100% tropical fruit juices under a license branding agreement (the “License Agreement”) from Chiquita Brands L.L.C. (“CBLLC”). The License Agreement was terminated effective September 27, 2015. See Note 6 to the Notes to Financial Statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents include investment instruments and time deposits purchased with a maturity of three months or less.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of December 31, 2015 and 2014 was $3,000 and $240, respectively.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. When necessary, the Company provides allowances to adjust the carrying value of its inventories to the lower of cost or net realizable value.

Supplier Deposits

Supplier Deposits consist of prepaid inventory for which the Company has not yet taken delivery.

Property and Equipment and Depreciation

Property and equipment are stated at cost.  Depreciation is computed using the straight line method over the estimated useful life of the respective assets.  Computer equipment is depreciated over a period of 3 to 5 years.  Computer software is depreciated over a one year period. Maintenance and repairs are charged to expense when incurred.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.  At December 31, 2015 and 2014, accumulated depreciation related to property and equipment was $935 and $5,539, respectively.

Revenue Recognition

Revenues from sales of products are recognized when title and risk of loss passes to the customer.  Recognition of revenue also requires reasonable assurance of collection of sales proceeds.

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

The following potentially dilutive securities have been excluded from the computation of weighted average shares outstanding for the years ended December 31, 2015 and 2014, as they would have had an anti-dilutive impact on the Company’s net loss per common share:

	2015	2014
Shares underlying options outstanding	620,000	830,000
Shares underlying warrants outstanding	2,614,776	1,114,776
Total	3,234,776	1,944,776

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. As of December, 31, 2015 and 2014, the Company had no accrued interest or penalties. The Company has had no Federal or state tax examinations in the past nor does it have any at the current time.

Stock-Based Compensation

ASC Topic 718, “Accounting for Stock-Based Compensation” prescribes accounting and reporting standards for employee stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. ASC Topic 718 requires employee compensation expense to be recorded using the fair value method. The Company accounts for employee stock based compensation in accordance with the provisions of ASC Topic 718.

The Company accounts for equity based transactions with non-employees under the provisions of ASC Topic 505-50, “Equity-Based Payments to Non-Employees.”  ASC Topic 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. When the equity instrument is utilized for measurement the fair value of (i) common stock issued for payments to non-employees is measured at the market price on the date of grant; (ii) equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize an asset or expense in the same manner as if it is to pay cash or services instead of paying with or using the equity instrument.

Fair value of financial instruments

The carrying amounts of financial instruments, which include cash, accounts receivable, accounts payable, accrued expenses and debt obligations approximate their fair values due to their short-term nature and/or variable interest rates. The Company’s debt obligations bear interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, the carrying values for these instruments approximate fair value.

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2015 or 2014. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2015 or 2014.

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

In August 2014, FASB issued ASU 2014-15, “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15 on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Reclassifications

Certain amounts in the 2014 Financial Statements have been reclassified to conform to the presentation used in the 2015 Financial Statements.

NOTE 3 – ALLEVIATION OF GOING CONCERN QUALIFICATION

We have incurred substantial net operating losses and used substantial amounts of cash in our operating activities since inception. The expansion and development of our business has been funded primarily through private equity. As of December 31, 2015, we had $15,442 in cash and cash equivalents; during January and February 2016, we raised $337,500 in a private placement (see Note 10 for further information.) Additionally, in December 2015 and January 2016 we received significant purchase orders. As a result, the Company believes it has sufficient cash and revenue commitments to finance its operations over the next twelve month period. There is no assurance that the income generated from these and future purchase orders will meet our working capital requirements subsequent to the next twelve months, and if not, we will likely require additional capital. We continue to market our products in accordance with our business plan. There can be no assurances, however, that we will be successful in our efforts to raise capital or generate sufficient revenues through our marketing efforts.

NOTE 4 – INVENTORY

As of December 31, 2015, inventory consisted of finished goods of $33,473. As of December 31, 2014, inventory consisted of finished goods of $308,708 and raw materials of $136,620.

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

The reconciliation of income taxes at the statutory rate of 34% to the provision for income taxes recorded in the Statements of Operations is as follows:

	Year ended December 31,
	2015	2014
Tax benefit at federal statutory rate	34.0%	34.0%
State tax expense, net of federal benefit	5.6	5.6
Change in valuation allowance	(39.6)	(39.6)
Effective tax rate	—	—

The reported provision for income tax differs from the amount computed by applying the statutory income tax rates to the loss before income tax as follows:

	Year ended December 31,
	2015	2014
Income tax expense at statutory rate	$(708,052)	$(2,065,188)
Valuation allowance	708,052	2,065,188
Income tax expense	$—	$—

Net deferred tax assets consist of the following components:

	As of December 31,
	2015	2014
Net operating loss carryover	$1,889,053	$1,643,050
Stock-based compensation	2,684,119	2,222,070
Deferred tax asset	4,573,172	3,865,120
Valuation allowance	(4,573,172)	(3,865,120)
Net deferred tax asset	$—	$—

An income tax benefit has not been recognized for operating losses generated in prior periods based on uncertainties concerning the ability to generate taxable income in future periods.  At December 31, 2015, the Company had available net operating loss carry-forwards of approximately $4,766,653 which expire in various years through the year ending December 31, 2035.  Utilization of the tax loss carry-forwards are not assured, however, because the Company has incurred significant operating losses.  As a result, the deferred income tax asset arising from these net operating loss carry-forwards and from other temporary differences are not recorded in the accompanying Balance Sheets.  Due to the uncertainty of the Company’s realization of this benefit, a valuation allowance was established to fully reserve such assets. The valuation allowance increased by $708,052 and $2,065,188 for the years ended December 31, 2015 and 2014, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On June 15, 2015, the Company entered into an Amended and Restated Employment Agreement (the "Simpson Agreement") with Glenn Simpson pursuant to which Mr. Simpson will continue to act as the Company's CEO and Chairman for a term of five (5) years as extended in consideration of (i) a base salary of $5,000 per month from June 2015 through September 2015 and then increasing to $18,500 per month, (ii) 1,544,737 shares of common stock of the Company to be issued to Mr. Simpson upon the Company generating revenue of $3,000,000 during any 12 month period during the term (the “Simpson Shares”) and (iii) an annual bonus comprised of cash and Common Stock based on performance goals established by the Board of Directors of the Company as set forth in the Simpson Agreement.  The cash bonus is established at 20% of the annual salary. The stock bonus is set at 200,000 shares of Common Stock per year through December 31, 2021 based upon revenue performance goals. The revenue goals range from $900,000 to $19,200,000 per year. The bonus awards may be accelerated should revenue exceed the annual target amounts. On December 15, 2015, the Company and Mr. Simpson entered into an amendment to the Simpson Agreement increasing the Simpson Shares by 337,500.

On June 15, 2015, the Company entered into an Amended and Restated Employment Agreement (the "Spinner Agreement") with Peter Spinner pursuant to which Mr. Spinner will continue to act as the Company's COO for a term of five (5) years as extended in consideration of (i) a base salary of $8,000 per month from June 2015 through September 2015 and then increasing to $16,000 per month, (ii) 252,632 shares of common stock of the Company to be issued to Mr. Spinner upon the Company generating revenue of $3,000,000 during any 12 month period during the term (the “Spinner Shares”) and (iii) an annual bonus comprised of cash and Common Stock based on performance goals established by the Board of Directors of the Company as set forth in the Spinner Agreement.  The cash bonus is established at 20% of the annual salary. The stock bonus is set at 375,000 shares of Common Stock per year through December 31, 2018 and 200,000 shares of Common Stock per year from 2019 through December 31, 2021 based upon revenue performance goals. The revenue goals range from $900,000 to $19,200,000 per year. The bonus awards may be accelerated should revenue exceed the annual target amounts. On December 15, 2015, the Company and Mr. Spinner entered into an amendment to the Spinner Agreement increasing the number of Spinner Shares by 345,000.

Lease Commitment

The Company maintains office space in Jersey City, New Jersey. The Company leases the space from a third-party pursuant to a lease agreement dated May 1, 2015 at a rate of $1,389 per month.  This agreement will terminate on April 30, 2016. Lease expense amounted to $20,982 and $21,719 for the years ended December 31, 2015 and 2014, respectively.

Licensing Agreement

On March 27, 2015, pursuant to the terms of the License Agreement, CBLLC provided the Company with written notice of termination effective September 27, 2015. The notice demanded payment by the Company of liquidated damages and royalties.

On May 29, 2015, the Company and CBLLC settled the termination terms of the License Agreement via letter agreement. The accompanying statement of operations for the year ended December 31, 2015 reflects income of $417,223, representing the reversal of accrued royalties offset by the final termination settlement amount of $90,000.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company has authorized 190,000,000 shares of common stock (“Common Stock”) and 10,000,000 shares of preferred stock (“Preferred Stock”), each having a par value of $0.001.

In October 2015, the Company approved the 2015 Incentive Stock Plan, which provides the Company with the ability to issue stock options, stock awards and/or restricted stock purchase offers for up to an aggregate of 1,500,000 shares of Common Stock.

In March 2013, the Company approved the 2012 Long-Term Incentive Equity Plan (the “2012 Plan”), which provides the Company with the ability to issue stock options, stock appreciation rights, restricted stock and/or stock based awards for up to an aggregate of 2,050,000 shares of Common Stock.

Private Placement Offerings

In August 2015, the Company entered into a subscription agreement (the “2015 Subscription”) whereby 750,000 shares of Common Stock were sold to an accredited investor for a total of $150,000, along with a purchase warrant for 1,500,000 shares of Common Stock at a price of $0.40 per share. The five year warrant is immediately exercisable.

In March 2014, the Company consummated two concurrent private placement offerings (the “2014 Offerings”), receiving an aggregate of $1,819,832, net of expenses, from accredited investors.  The Company sold an aggregate of 2,016,483 shares of Common Stock for $0.91 per share for a total of $1,835,000.  In the first offering, investors received an immediately exercisable, five year warrant to purchase one share of Common Stock at a price of $0.91 per share.  In the concurrent offering, the Company sold 1,098,901 shares of Common Stock for $0.91 per share for each share purchased in the offering.  The investor in the second, concurrent offering did not receive warrants.

Treasury Stock

In April 2014, the Company approved a repurchase of 12,497 shares of Common Stock for $11,372.  The shares were subsequently cancelled.

Restricted Stock Compensation

The Company issued shares of restricted Common Stock to certain of its directors, executive officers and employees. Unvested restricted shares are subject to forfeiture. With the exception of 1,726,485 shares issued to employees and directors and 582,626 shares issued to a former director, which vest based upon achieving certain milestones, the Company records compensation expense over the vesting period based upon the fair market value on the date of grant for each share, adjusted for forfeitures.

In December 2015, the Company entered into a settlement with a former director of the Company whereby restricted Common Stock amounting to 1,165,251 shares was cancelled. The former director was issued 582,626 shares of restricted Common Stock subject to a lock up legend providing that the Company generate certain minimum revenues and providing for limitations on the amount of Common Stock that the former director can sell per quarter.

In June 2015, the Company awarded 2,023,854 shares of Common Stock to its officers and employees. The Company issued 226,485 shares in August 2015, which shares will vest upon the Company reaching a $3,000,000 revenue threshold during any twelve month period. The balance of 1,797,369 shares will be issued and will vest upon the Company reaching a $3,000,000 revenue threshold during any twelve month period. In December 2015, the Company awarded 682,500 shares of Common Stock to its officers and employees. These shares will be issued and will vest upon the Company reaching a $3,000,000 revenue threshold during any twelve month period. See Note 9 to the Notes to Financial Statements.

In August 2014, the Company issued 1,500,000 shares of Common Stock to an executive officer. The shares are subject to a restricted stock agreement, and the vesting is conditional upon the Company reaching certain performance goals. Should the executive officer’s employment with the Company end, any unvested shares are forfeited.

In March 2014, the Company issued 465,000 shares of Common Stock under the 2012 Plan to certain of its directors, executive officers and employees. The shares are subject to a restricted stock agreement, pursuant to which the shares vested in May 2015.

A summary of the restricted stock issuances to directors, executive officers and employees is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested share balance, January 1, 2014	4,790,408	$1.45
Granted	1,965,000	0.49
Vested	(663,416)	2.09
Forfeited	—	—
Unvested share balance, December 31, 2014	6,091,992	$1.07
Granted	809,111	0.34
Vested	(1,525,546)	1.32
Forfeited	(1,165,251)	1.40
Unvested share balance, December 31, 2015	4,210,306	$0.75

In connection with the issuance of restricted stock, the Company recorded share-based compensation expense of $1,089,654 and $2,920,667 for the years ended December 31, 2015 and 2014, respectively.  As of December 31, 2015, there was $466,134 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation.   As of December 31, 2015, there was $1,308,437 of unrecognized compensation expense related to unvested share-based compensation which vests only upon the achievement of certain performance criteria.

Stock Warrants

Warrants to purchase 1,500,000 shares of Common Stock were issued as part of the 2015 Subscription at a price of $0.40 per share. The warrants are exercisable for five years from the date of issuance.

In 2014, the Company issued warrants to purchase 1,114,776 shares of Common Stock at a price of $0.91 per share.  The warrants are exercisable for five years from the date of issuance.

The following table summarizes warrant activity during the period:

Number of Warrants
Outstanding at January 1, 2014	—
Issued for services	197,194
Issued in connection with the 2014 Offerings	917,582
Outstanding at December 31, 2014	1,114,776
Issued in connection with the 2015 Subscription	1,500,000
Outstanding at December 31, 2015	2,614,776
Exercisable at December 31, 2015	2,614,776

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

On October 3, 2013, the Company entered into an agreement for strategic business advisory services, public relations services and investor relations services with Ian Thompson.  In connection with this agreement, the Company issued 167,204 shares of restricted Common Stock and recorded consulting fees of $501,612 during 2013, which was the fair market value of the stock on the date of issue; there was no cash payment to Ian Thompson by the Company.  The stock is fully vested; however it is restricted from trading. The advisor was also issued an additional 200,000 shares of restricted Common Stock, which was to vest quarterly based upon the Company reaching certain market capitalization and revenue goals, in addition to providing the above services, with the last tranche vesting scheduled to vest on June 30, 2014. Consulting fees amounting to $105,000 and $280,000 were recorded in 2014 and 2013, respectively, related to the additional 200,000 shares of Common Stock issued.  Throughout the term of the agreement, the Company requested the advisor to render performance under the agreement and to provide evidence of same. Ian Thompson failed to perform in all material respects under the terms of the agreement and failed to provide evidence.

On June 27, 2014, the Company terminated the agreement.  The Company is taking all necessary steps for the cancellation of the 367,204 shares, due to lack of delivery of consideration and material breach of the agreement.

NOTE 8 – STOCK OPTIONS

In June 2015, the Company granted a director of the Company stock options to purchase 35,000 shares of Common Stock pursuant to the 2012 Plan. The exercise price is $0.255 per share and the options are exercisable in four equal tranches in December 2015, June 2016, December 2016 and June 2017. They expire in June 2020.

In August 2014, the Company granted certain directors and employees of the Company stock options to purchase 620,000 shares of Common Stock pursuant to the 2012 Plan. The exercise price is $0.255 per share and the options are exercisable in four equal tranches in February 2015, August 2015, February 2016 and August 2016. They expire in August 2019.

In July 2013, the Company granted certain directors and employees of the Company stock options pursuant to purchase 210,000 shares of Common Stock at an exercise price of $2.07 per share, which was 115% of the last sale price of the Common Stock on the date of grant. The options were granted pursuant to the 2012 Plan , became exercisable in July 2014, and expired in July 2015.

The following table summarizes stock option activity under the Plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, January 1, 2014	210,000	$2.070	1.5
Granted	620,000	$0.255	5.0
Expired	—	$—	—
Forfeited	—	$—	—
Outstanding, December 31, 2014	830,000	$0.714	3.4
Granted	35,000	$0.255	5.0
Expired	(210,000)	$2.070	—
Forfeited	(35,000)	$0.255	3.7
Outstanding, December 31, 2015	620,000	$0.255	3.7
Exercisable, December 31, 2015	318,750	$0.255	3.7

During the years ended December 31, 2015 and 2014, compensation expense of $77,135 and $79,464, respectively, was recorded. As of December 31, 2015, there was $49,441 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized in 2016 and 2017 in conjunction with the vesting period.

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2015 and 2014 was $151,900 and zero, respectively.  Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.50 and $0.20 as of December 31, 2015 and 2014, respectively, and the exercise price multiplied by the number of options outstanding.

 The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued for the years ended December 31, 2015 and 2014:

	December 31,
	2015	2014
Volatility	207%	192%
Expected term (years)	5	5
Risk-free interest rate	1.71%	1.58%
Dividend yield	0%	0%

The exercise price grant dates in relation to the market price during 2015 and 2014 are as follows:

	2015	2014
Exercise price lower than market price	$—	$—

Exercise price equal to market price	$—	$0.255

Exercise price exceeded market price	$0.165	$—

NOTE 9 – RELATED PARTY TRANSACTIONS

As of December 31, 2015, accrued payroll of $3,050 was payable to the CEO, COO and Controller (and Principal Accounting Officer) of the Company. As of December 31, 2014, accrued payroll amounted to $220,677. This amount included $25,414 for December payroll paid in January 2015. It also included unpaid salary due to the Chief Executive Officer of the Company of $167,500 pursuant to his employment agreement with the Company and unpaid salary of $27,763 payable to the Controller (and Principal Accounting Officer) of the Company for the year ended December 31, 2014.

During 2015, the Chief Executive Officer (the “CEO”) , the Chief Operating Officer (the “COO”) and the Controller (and Principal Accounting Officer) of the Company forgave unpaid salary due to them of $307,000, $85,000, and $43,032, respectively. This resulted in an increase to additional paid in capital of $435,032 for the year ended December 31, 2015.

In August 2015, the Company issued its Controller 226,485 shares of Common Stock of the Company in consideration of her previous and continued services as Controller of the Company. These shares will vest upon the Company generating revenue of $3,000,000 during any twelve month period on or prior to June 26, 2025.

Also in August 2015, the Company entered into the 2015 Subscription with Wyatts Torch Equity Partners, LP (“Wyatt”) for the sale of 750,000 shares of Common Stock for $150,000 and warrants to purchase 1,500,000 shares of Common Stock at $0.40 per share. The managing member of Wyatt is the COO of the Company, as well as a Director of the Company. See Note 7 for further discussion.

In February 2014, the Company issued 23,272 shares of restricted, non-transferable Common Stock to an officer of the Company as payment of salary in lieu of cash, equivalent to $37,000. The shares were valued by the Company at the closing price of the Company’s Common Stock on the last trading day of the applicable month for which payment was due.

 NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events,” the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of December 31, 2015. In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

On January 20, 2016, the Company approved a subscription agreement (the “2016 Subscription”) whereby 1,428,572 shares of Common Stock are being offered to accredited investors for $0.35 per share. For every two shares purchased, the investor will receive a warrant to acquire one share of Common Stock at an exercise price of $0.70 per share exercisable for a period of two years from the date of issuance representing a potential aggregate of 714,286 shares of Common Stock. As of February 12, 2016, the Company received proceeds of $337,500 from the 2016 Subscription for a total Common Stock and warrant issuance of 964,286 and 482,143 shares, respectively.

