Form 10-Q
period 2016-03-31
Mojo Organics, Inc.
filed 2016-05-02
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2016

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

Yes  ☐  No  ☒

On April 29, 2016, there were 18,273,873 shares of the registrant's common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

iii

MOJO ORGANICS, INC.
Condensed Balance Sheets
As of March 31, 2016 and December 31, 2015
(unaudited)

ASSETS

	March 31, 2016	December 31, 2015
CURRENT ASSETS:
Cash and cash equivalents	$54,207	$15,442
Accounts receivable, net	220,491	6,636
Prepaid expenses	3,204	10,350
Inventory	93,172	33,473
Supplier deposits	52,254	33,835
Total Current Assets	423,328	99,736

PROPERTY AND EQUIPMENT, net	1,627	1,811

Security deposit	2,778	2,778

TOTAL ASSETS	$427,733	$104,325

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$40,956	$16,730
Accrued payroll to related parties	—	3,050
Total Current Liabilities	40,956	19,780

Commitments and Contingencies

STOCKHOLDERS' EQUITY

Preferred stock, 10,000,000 shares authorized at $0.001 par value, no shares issued and outstanding	—	—
Common stock, 190,000,000 shares authorized at $0.001 par value, 18,273,876 and 17,309,590 shares issued and outstanding, at March 31, 2016 and December 31, 2015, respectively	18,274	17,309
Additional paid in capital	20,874,918	20,192,089
Accumulated deficit	(20,506,415)	(20,124,853)
Total Stockholders' Equity	386,777	84,545

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$427,733	$104,325

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Operations
For the Three Months Ended March 31, 2016 and 2015
(unaudited)

	2016	2015

Revenue	$250,712	$68,885

Cost of Revenue	146,134	338,166

Gross Profit (Loss)	104,578	(269,281)

Operating Expenses
Selling, general and administrative	486,140	619,944
License fee	—	1,775,862
Total Operating Expenses	486,140	2,395,806

Loss from Operations	(381,562)	(2,665,087)

Total Other Expense	—	(6,597)

Loss Before Provision for Income Taxes	(381,562)	(2,671,684)

Provision for Income Taxes	—	—

Net Loss	$(381,562)	$(2,671,684)

Net loss per common share, basic and diluted	$(0.02)	$(0.16)

Basic and diluted weighted average number of common shares outstanding	17,889,257	16,907,396

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2016 and 2015
(unaudited)

	2016	2015

Cash flows from operating activities:
Net loss	$(381,562)	$(2,671,684)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	184	664
License Fees	—	1,775,862
Accrued payroll to related parties converted to additional paid-in capital	95,500	—
Stock-based compensation - stock options	18,810	19,165
Stock and warrants issued to directors and employees	231,984	374,978

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(213,855)	7,332
Decrease (increase) in inventory	(59,699)	252,436
Decrease (increase) in supplier deposits	(18,419)	1,782
Decrease in prepaid expenses	7,146	28,092
Increase (decrease) in accounts payable and accrued expenses	24,226	(9,839)
Increase (decrease) in accrued payroll to related parties	(3,050)	34,855
Net cash used in operating activities	(298,735)	(186,357)

Net cash from financing activities:
Sale of common stock, net	337,500	—
Net cash provided by financing activities	337,500	—

Net increase (decrease) in cash and cash equivalents	38,765	(186,357)

Cash and cash equivalents at beginning of period	15,442	345,616

Cash and cash equivalents at end of period	$54,207	$159,259

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Taxes paid	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Changes in Stockholders' Equity
For the Three Months Ended March 31, 2016
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2015	17,309,590	$17,309	$20,192,089	$(20,124,853)	$84,545

Issuance of restricted Common Stock and Warrants:
Private Placement	964,286	965	336,535	—	337,500

Stock based compensation
Stock options	—	—	18,810	—	18,810
Restricted Common Stock vesting	—	—	231,984	—	231,984

Accrued payroll to related parties - forgiven	—	—	95,500	—	95,500

Net loss	—	—	—	(381,562)	(381,562)

Balance, March 31, 2016	18,273,876	$18,274	$20,874,918	$(20,506,415)	$386,777

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.

Notes to Condensed Financial Statements

March 31, 2016

NOTE 1 – BUSINESS

Overview

MOJO Organics, Inc. (“MOJO” or the “Company”) was incorporated in the State of Delaware on August 2, 2007. Headquartered in Jersey City, NJ, the Company develops emerging beverage brands that are natural, USDA Organic and Non GMO Project verified. Beginning in December 2015, the Company began selling its line of coconut water beverages.

Previously, the Company produced 100% tropical fruit juices under a license branding agreement (the “License Agreement”). The License Agreement was terminated effective September 27, 2015. See Note 5 in the Notes to the Condensed Financial Statements.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q  and article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited interim condensed financial statements included in this document have been prepared on the same basis as the annual audited financial statements, and in the Company’s opinion, reflect all adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2016 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2015 included in the Company’s Annual  Report on Form 10-K.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of March 31, 2016 and December 31, 2015 was zero and $3,000, respectively.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. When necessary, the Company provides allowances to adjust the carrying value of its inventories to the lower of cost or net realizable value.

Supplier Deposits

Supplier Deposits consist of payments to manufacturers for future production.

Property and Equipment and Depreciation

Property and equipment are stated at cost.  Depreciation is computed using the straight line method over the estimated useful life of the respective assets.  Computer equipment is depreciated over a period of 3 to 5 years.  Computer Software is depreciated over a one year period.  Maintenance and repairs are charged to expense when incurred.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.  At March 31, 2016 and December 31, 2015, accumulated depreciation related to property and equipment was $1,119 and $935, respectively.

Revenue Recognition

Revenue from the sale of products is recognized when persuasive evidence of an arrangement exists, delivery of products has occurred, the sales price is fixed or determinable and collectability is reasonably assured.

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

The following potentially dilutive securities have been excluded from the computation of weighted average shares outstanding for the three months ended March 31, 2016 and 2015, as they would have had an anti-dilutive impact on the Company’s net loss per common share:

	2016	2015
Shares underlying options outstanding	620,000	830,000
Shares underlying warrants outstanding	3,096,919	1,114,776
Total	3,716,919	1,944,776

Start-Up Costs

In accordance with ASC topic 720-15, “Start-Up Costs,” the Company charges all costs associated with its start-up operations to expense as incurred.

Income Taxes

The Company provides for income taxes under ASC topic 740, “Income Taxes,” which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. ASC Topic 740 also requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Tax returns for the years from 2012 to 2015 are subject to examination by tax authorities.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2016 and December 31, 2015, the Company had no accrued interest or penalties. The Company has had no Federal or state tax examinations in the past nor does it have any at the current time.

Stock-Based Compensation

ASC Topic 718, “Accounting for Stock-Based Compensation” prescribes accounting and reporting standards for stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. ASC Topic 718 requires employee compensation expense to be recorded using the fair value method. The Company accounts for employee stock based compensation in accordance with the provisions of ASC Topic 718.

The Company accounts for equity based transactions with non-employees under the provisions of ASC Subtopic 505-50, “Equity-Based Payments to Non-Employees.”  ASC Subtopic 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. When the equity instrument is utilized for measurement the fair value of (i) common stock issued for payments to non-employees is measured at the market price on the date of grant; (ii) equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize an asset or expense in the same manner as if it is to pay cash or services instead of paying with or using the equity instrument.

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2016 or December 31, 2015. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2016 or 2015.

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

Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. The Company adopted SU 2014-15 during the three months ended March 31, 2016.

Management does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Reclassifications

Certain amounts in the March 31, 2015 Financial Statements have been reclassified to conform to the presentation used in the March 31, 2016 Financial Statements.

NOTE 3 – ALLEVIATION OF GOING CONCERN QUALIFICATION

We have incurred net operating losses since our inception. The expansion and development of our business has been funded primarily through private equity. During the three months ended March 31, 2016, the Company raised $337,500 in a private placement (see Note 6 for further information). As of March 31, 2016, the Company had working capital of $382,372. The Company has received purchase orders to be fulfilled from both new customers and existing customers. As a result, the Company believes it has sufficient cash and revenue commitments to finance its operations over the next twelve month period. There is no assurance that the income generated from these and future purchase orders will meet our working capital requirements subsequent to the next twelve months. We continue to market our products in accordance with our business plan. There can be no assurances, however, that we will be successful in our efforts to generate sufficient revenues through our marketing efforts.

NOTE 4 – INVENTORY

As of March 31, 2016 and December 31, 2015, inventory consisted of finished goods of $93,172 and $33,473, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On June 15, 2015, the Company entered into an Amended and Restated Employment Agreement (the "Simpson Agreement") with Glenn Simpson pursuant to which Mr. Simpson will continue to act as the Company's CEO and Chairman for a term of five (5) years as extended in consideration of (i) a base salary of $5,000 per month from June 2015 through September 2015 and then increasing to $18,500 per month, (ii) 1,544,737 shares of common stock of the Company to be issued to Mr. Simpson upon the Company generating revenue of $3,000,000 during any consecutive twelve month period during the term (the “Simpson Shares”) and (iii) an annual bonus comprised of cash and Common Stock based on performance goals established by the Board of Directors of the Company as set forth in the Simpson Agreement.  The cash bonus is established at 20% of the annual salary. The stock bonus is set at 200,000 shares of Common Stock per year through December 31, 2021 based upon revenue performance goals. The revenue goals range from $900,000 to $19,200,000 per year. The bonus awards may be accelerated should revenue exceed the annual target amounts. On December 15, 2015, the Company and Mr. Simpson entered into an amendment to the Simpson Agreement increasing the Simpson Shares by 337,500.

On June 15, 2015, the Company entered into an Amended and Restated Employment Agreement (the "Spinner Agreement") with Peter Spinner pursuant to which Mr. Spinner will continue to act as the Company's COO for a term of five (5) years as extended in consideration of (i) a base salary of $8,000 per month from June 2015 through September 2015 and then increasing to $16,000 per month, (ii) 252,632 shares of common stock of the Company to be issued to Mr. Spinner upon the Company generating revenue of $3,000,000 during any consecutive twelve month period during the term (the “Spinner Shares”) and (iii) an annual bonus comprised of cash and Common Stock based on performance goals established by the Board of Directors of the Company as set forth in the Spinner Agreement.  The cash bonus is established at 20% of the annual salary. The stock bonus is set at 375,000 shares of Common Stock per year through December 31, 2018 and 200,000 shares of Common Stock per year from 2019 through December 31, 2021 based upon revenue performance goals. The revenue goals range from $900,000 to $19,200,000 per year. The bonus awards may be accelerated should revenue exceed the annual target amounts. On December 15, 2015, the Company and Mr. Spinner entered into an amendment to the Spinner Agreement increasing the number of Spinner Shares by 345,000.

Lease Commitment

The Company maintains office space in Jersey City, New Jersey. The Company leases the space from a third-party pursuant to a lease agreement dated May 1, 2015 at a rate of $1,389 per month.  This agreement will terminate on April 30, 2016. The Company will continue to maintain its office space on a month to month basis. Lease expense amounted to $5,389 and $4,820 for the three months ended March 31, 2016 and 2015, respectively.

Licensing Agreement

On March 27, 2015, pursuant to the terms of the License Agreement, the Company was provided with written notice of termination effective September 27, 2015. The notice demanded payment by the Company of $2,283,085, comprised of liquidated damages amounting to $1,515,076 and outstanding royalties of $768,009.

On May 29, 2015, the liquidating damages and outstanding royalties were settled for $90,000. As a result, the Company reversed the license fees recorded during the three months ended March 31, 2015 of $1,775,862 and recorded net income amounting to $417,223 for the year ended December 31, 2015.

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

Private Placement Offerings

On January 20, 2016, the Company approved a subscription agreement (the “2016 Subscription”) whereby 1,428,572 shares of Common Stock were offered to accredited investors for $0.35 per share. For every two shares purchased, the investor received a warrant to acquire one share of Common Stock at an exercise price of $0.70 per share exercisable for a period of two years from the date of issuance representing a potential aggregate of 714,286 shares of Common Stock. As of March 31, 2016, the Company issued a total of 964,286 shares of Common Stock and two year purchase warrants to acquire a total 482,143 shares of Common Stock to four accredited investors in consideration of $337,500.

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

In June 2015, the Company awarded 2,023,854 shares of Common Stock to its officers and employees. The Company issued 226,485 shares in August 2015, which shares will vest upon the Company reaching a $3,000,000 revenue threshold during any twelve month period. The balance of 1,797,369 shares will be issued and will vest upon the Company reaching a $3,000,000 revenue threshold during any twelve month period. In December 2015, the Company awarded 682,500 shares of Common Stock to its officers and employees. These shares will be issued and will vest upon the Company reaching a $3,000,000 revenue threshold during any twelve month period. See Note 5 to the Notes to the Condensed Financial Statements.

A summary of the restricted stock issuances to directors, executive officers and employees is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested share balance, January 1, 2015	6,091,992	$1.07
Granted	809,111	0.34
Vested	(1,525,546)	1.32
Forfeited	(1,165,251)	1.40
Unvested share balance, December 31, 2015	4,210,306	$0.75
Granted	—	—
Vested	(950,596)	1.33
Forfeited	—	—
Unvested share balance, March 31, 2016	3,259,710	$0.54

In connection with the issuance of restricted stock, the Company recorded share-based compensation expense of $231,984 and $374,978 for the three months ended March 31, 2016 and 2015, respectively.  As of March 31, 2016, there was $950,596 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation.   As of March 31, 2016, there was $490,426 of unrecognized compensation expense related to unvested share-based compensation which vests only upon the achievement of certain performance criteria.

Stock Warrants

In connection with the 2016 Subscription, warrants to purchase 482,143 shares of Common Stock were issued at a price of $0.70 per share and are exercisable for a period of two years from the date of issuance.

Warrants to purchase 1,500,000 shares of Common Stock were issued as part of the 2015 Subscription at a price of $0.40 per share. The warrants are exercisable for five years from the date of issuance.

The following table summarizes warrant activity during the period:

Number of Warrants
Outstanding at January 1, 2015	1,114,776
Issued in connection with the 2015 Subscription	1,500,000
Outstanding at December 31, 2015	2,614,776
Issued in connection with the 2016 Subscription	482,143
Outstanding at March 31, 2016	3,096,919
Exercisable at March 31, 2016	3,096,919

Advisory Services

On October 3, 2013, the Company entered into an agreement with Ian Thompson for strategic business advisory services, public relations services and investor relations services. In connection with this agreement, the Company issued 167,204 shares of restricted Common Stock to Ian Thompson and recorded consulting fees of $501,612 in 2013, which was the fair market value of the stock on the date of issue. The stock is restricted from trading. Ian Thompson was also issued 200,000 shares of restricted Common Stock for future services that included, but not limited to strategic business advisory services, public relations services and investor relations services which was to vest in mid-2014. Consulting fees of $105,000 and $280,000 were recorded in 2014 and 2013, respectively, related to the 200,000 shares of Common Stock issued to Ian Thompson.

During the term of the agreement, the Company requested Ian Thompson to render performance under the agreement and to provide evidence of same. Ian Thompson failed to perform in all material respects under the terms of the agreement and failed to provide evidence.

On June 27, 2014, by a unanimous written consent of the board of directors, the Company terminated the agreement and authorized the cancellation of the 367,204 shares, due to lack of delivery of consideration and material breach of the agreement.

NOTE 7 – STOCK OPTIONS

In June 2015, the Company granted a director of the Company stock options to purchase 35,000 shares of Common Stock pursuant to the 2012 Plan. The exercise price is $0.255 per share and the options become exercisable in four equal tranches in December 2015, June 2016, December 2016 and June 2017. They expire in June 2020.

During the three months ended March 31, 2016 and 2015, compensation expense related to stock options of $18,809 and $19,165, respectively, was recorded. As of March 31, 2016, there was $27,618 of total unrecognized compensation cost related to non-vested stock options. That remaining cost is expected to be recognized in 2016 and 2017 in conjunction with the applicable vesting periods.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2016, the Chief Executive Officer (the “CEO”) and the Chief Operating Officer (the “COO”) of the Company forgave unpaid salary due to them of $51,500 and $44,000, respectively. This resulted in an increase to additional paid in capital of $95,500 for the three months ended March 31, 2016.

In January 2016, the Company entered into the 2016 Subscription with Wyatts Torch Equity Partners, LP (“Wyatt”) for the sale of 285,714 shares of Common Stock for $100,000 and warrants to purchase 142,857 shares of Common Stock at $0.70 per share. The managing member of Wyatt is the COO of the Company, as well as a Director of the Company. See Note 6 for further discussion.

As of December 31, 2015, accrued payroll of $3,050 was payable to the CEO, the COO and Controller (and Principal Accounting Officer) of the Company. There was no accrued payroll as of March 31, 2016.

In August 2015, the Company issued its Controller 226,485 shares of Common Stock of the Company in consideration of her previous and continued services as Controller of the Company. These shares will vest upon the Company generating revenue of $3,000,000 during any consecutive twelve month period on or prior to June 26, 2025.

Also in August 2015, the Company entered into the 2015 Subscription with Wyatt for the sale of 750,000 shares of Common Stock for $150,000 and warrants to purchase 1,500,000 shares of Common Stock at $0.40 per share. See Note 6 for further discussion.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Critical Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing the three months ended March 31, 2016 to the three months ended March 31, 2015.

•	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

The Company accounts for equity based transactions with non-employees under the provisions of ASC Subtopic 505-50, “Equity-Based Payments to Non-Employees.”  ASC Subtopic 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. When the equity instrument is utilized for measurement the fair value of (i) common stock issued for payments to non-employees is measured at the market price on the date of grant; (ii) equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize an asset or expense in the same manner as if it is to pay cash or services instead of paying with or using the equity instrument.

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

Results of Operations

Three Months Ended March 31, 2016 and 2015

Revenue

During the three months ended March 31, 2016, the Company reported revenue of $250,712, an increase of $181,827 or 264% over revenue for the three months ended March 31, 2015. In 2016, revenue was comprised of sales of coconut water beverages. During the three months ended March 31, 2015, the Company reported revenue of $68,885. In 2015, revenue was comprised of sales from 100% juice products manufactured under the License Agreement.

Cost of Revenue

Cost of Revenue includes production costs, raw material costs, freight in costs and slotting fees offered to customers. Also included in Cost of Revenue are adjustments made to inventory carrying amounts, including markdowns to market and write offs of expiring inventory.  As a result, cost of revenue as a percentage of sales can vary from period to period.

For the three months ended March 31, 2016, cost of revenue was $146,134 or 58% of revenue, compared to $338,166 or 491% of revenue for the three months ended March 31, 2015. During the three months ended March 31, 2015, Cost of Revenue included $145,747 for the write-off of expired inventory and $77,380 related to the discontinuance of its 100% juice products manufactured under the License Agreement.

Operating Expenses

For the three months ended March 31, 2016, selling, general and administrative expenses were $486,140, of which $250,794 consisted of stock-based compensation costs. For the three months ended March 31, 2015, selling, general and administrative expenses were $619,944, of which $394,143 consisted of stock-based compensation costs. The overall decrease in selling, general and administrative expenses from 2016 to 2015 was $133,804. The decrease is attributable to a decrease in stock-based compensation costs of $143,349.

Stock-based compensation costs to directors and employees consist of charges to income for vesting in connection with restricted stock issuances, stock options and warrants. Although stock-based compensation costs reduce the Company’s earnings, they do not reduce cash and have no effect on working capital.

The termination of the License Agreement resulted in zero license fees for the three months ended March 31, 2016. See Note 5 of the Notes to the Condensed Financial Statements for a discussion of the license fee.

Liquidity and Capital Resources

Liquidity

As of March 31, 2016, the Company had working capital of $382,372. Net cash used in operating activities was $298,735 for the three months ended March 31, 2016. Included in this amount for the three months ended March 31, 2016 is an increase in accounts receivable of $213,855 and an increase in inventory of $59,699. Net cash provided by financing activities was $337,500 for the three months ended March 31, 2016.

Working Capital Needs

Our working capital requirements increase when we experience a demand for our products. Due to an increased demand, the Company raised $337,500 of additional funds during the three months ended March 31, 2016 through the issuance of equity securities. See Note 6 of the Notes to the Condensed Financial Statements for further discussion. If during the next twelve months the Company requires additional working capital, it may seek to raise additional funds.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Further, if the Company issues additional equity or convertible debt securities, stockholders may experience dilution and the new equity securities could have rights, preferences or privileges senior to those of existing holders of the Company’s Common Stock. If additional financing is not available or is not available on acceptable terms, the Company’s operations could be impacted.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of March 31, 2016.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of March 31, 2016, the Company issued 964,286 shares of common stock and a common stock purchase warrant to acquire 482,143 shares of common stock to four accredited investors in consideration of $337,500. The warrants are exercisable at an exercise price of $0.70 per share exercisable for a period of two years from the date of issuance.

The Company claims an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) for the private placement of these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit No.	SEC Report Reference Number	Description
2.1	2.1	Agreement and Plan of Merger by and among Specialty Beverage and Supplement, Inc., SBSI Acquisition Corp. and MOJO Ventures, Inc. dated May 13, 2011 (1)

2.2	2.1	Split-Off Agreement, dated as of October 27, 2011, by and among MOJO Ventures, Inc., SBSI Acquisition Corp., MOJO Organics, Inc., and the Buyers party thereto (2)

3.1	3.1	Certificate of Incorporation of MOJO Shopping, Inc. (3)

3.2	3.1	Amendment to Certificate of Incorporation of MOJO Ventures, Inc. (4)

3.3	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Ventures, Inc. (5)

3.4	3.4	Articles of Merger (1)

3.5	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Organics, Inc. (9)

3.6	3.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (11)

3.7	3.1	Amended and Restated Bylaws of MOJO Ventures, Inc. (6)

3.8	3.8	Amendment No. 1 to Amended and Restated Bylaws of MOJO Organics, Inc. (13)

4.1	4.1	Subscription Agreement by and between MOJO Organics, Inc. and Wyatts Torch Equity Partners, LP (17)

4.2	4.2	Warrants issued to Wyatts Torch Equity Partners, (LP (17)

4.3	4.3	Form of Common Stock Purchase Warrant issued to the March 2016 Investors*

10.1	10.1	Form of Second Amended and Restated Restricted Stock Agreement (14)

10.2	10.6	2012 Long-Term Incentive Equity Plan (13)

10.3	10.7	Form of Stock Option Agreement under the 2012 Long-Term Incentive Equity Plan (13) †

10.4	10.8	Form of Indemnification Agreement with officers and directors (13)

10.5	10.1	Form of Promissory Note issued to OmniView Capital LLC and Paul Sweeney (11)

10.6	10.2	Advisor Agreement with OmniView Capital LLC (11)

10.7	10.3	Amended and Restated Securities Purchase Agreement (11)

10.8	10.4	Registration Rights Agreement (11)

10.9	10.5	Commitment letter executed by each of Glenn Simpson, Jeffrey Devlin and Richard Seet (11)

10.10	10.6	Amendment to Richard X. Seet Restricted Stock Agreement (11)

10.11	10.7	Letter Agreement relating to nominee right of OmniView Capital LLC (11)

10.12	10.1	Juice License Agreement between Chiquita Brands L.L.C. and MOJO Organics, Inc. dated as of August 15, 2012 (12)

10.13	10.17	Form of Subscription Agreement for 2013 Offering (13)

10.14	10.18	Employment Agreement dated March 1, 2013 between MOJO Organics, Inc. and Glenn Simpson (13) †

10.15	10.15	Form of Advisor Agreement (14)

10.16	10.16	Form of Restricted Stock Agreement, dated December 4, 2014, between MOJO Organics, Inc. and each of Glenn Simpson, Richard Seet, Jeffrey Devlin and Nicholas Giannuzzi. (14) †

10.17	10.17	Form of Restricted Stock Agreement, dated March 2014, between MOJO Organics, Inc. and each of Glenn Simpson, Richard Seet, Jeffrey Devlin, Peter Spinner and Marianne Vignone. (14) †

10.18	10.18	Form of Subscription Agreement for March 2014 Stock (with Warrants) Offering (14)

10.19	10.18	Form of Warrant (14)

10.20	10.20	Form of Subscription Agreement for March 2014 Stock Offering (14)

10.21	10.21	Form of Distribution Agreement

10.22	10.2	Form of Stock Option Agreement under the 2012 Long-Term Incentive Equity Plan, dated August 14, 2014, between MOJO Organics, Inc. and each of Glenn Simpson, Peter Spinner, Richard Seet, Jeffery Devlin and Marianne Vignone. (15)

10.23	10.3	Employment Agreement, dated August 12, 2014, between MOJO Organics, Inc. and Peter Spinner. (15)

10.24	10.1	Form of Restricted Stock Agreement, dated August 12, 2014, between MOJO organics, Inc. and Peter Spinner. (15)

10.25	10.25	Amended and Restated Employment Agreement by and between MOJO Organics, Inc. and Glenn Simpson dated June 15, 2015 (16)

10.26	10.26	Amended and Restated Employment Agreement by and between MOJO Organics, Inc. and Peter Spinner dated June 15, 2015 (16)

10.27	10.1	Letter Agreement by and between MOJO Organics Inc. and Peter Spinner dated December 15, 2015(18)

16.1	16.1	Letter from Liggett, Vogt & Webb, P.A. (16)

16.2	16.1	Letter from Cowan, Gunteski & Co., P.C. dated April 21, 2016 (19)

31.1*	31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.

†  Management compensatory plan, contract or arrangement.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the Securities and Exchange Commission (the “SEC”) on May 18, 2011.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on November 2, 2011.

(3)	Incorporated by reference to the Registrant's Registration Statement on Form SB-2 as an exhibit, numbered as indicated above, filed with the SEC on December 19, 2007.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on May 4, 2011.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on January 4, 2012.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on October 31, 2011.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on August 12, 2011.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on June 8, 2011.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on April 2, 2013.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as an exhibit, numbered as indicated above, filed with the SEC on June 25, 2013.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on February 1, 2013.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A as an exhibit, numbered as indicated above, filed with the SEC on February 7, 2013. Portions of the exhibit and/or related schedules or exhibits thereto have been omitted pursuant to a request for confidential treatment, which has been granted by the Commission.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 10-K as an exhibit, numbered as indicated above, filed with the SEC on September 24, 2013.

(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as an exhibit, numbered as indicated above, filed with the SEC on April 16, 2014.

(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-Q as an exhibit, numbered as indicated above, filed with the SEC on October 2, 2014.

(16)	Incorporated by reference to the Registrant’s Annual Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on June 30, 2015.

(17)	Incorporated by reference to the Registrant’s Annual Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on August 25, 2015.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on December 15, 2015.

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on April 22, 2016.

 SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOJO ORGANICS, INC.

Dated: April 29, 2016	By:	/s/ Glenn Simpson
Glenn Simpson, Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)

