Form 10-Q
period 2016-06-30
Mojo Organics, Inc.
filed 2016-07-13
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2016

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

Yes  ☐  No  ☒

On July 13, 2016, there were 18,273,873 shares of the registrant's common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

iii

MOJO ORGANICS, INC.
Condensed Balance Sheets
As of June 30, 2016 and December 31, 2015
(unaudited)

ASSETS

	June 30, 2016	December 31, 2015
CURRENT ASSETS:
Cash and cash equivalents	$11,718	$15,442
Accounts receivable, net	182,258	6,636
Inventory	227,545	33,473
Supplier deposits	53,328	33,835
Prepaid expenses	4,878	10,350
Total Current Assets	479,727	99,736

PROPERTY AND EQUIPMENT, net	745	1,811

Security deposit	3,298	2,778

TOTAL ASSETS	$483,770	$104,325

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$63,233	$16,730
Accrued payroll to related parties	40,678	3,050
Total Current Liabilities	103,911	19,780

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized at $0.001 par value, no shares issued and outstanding	—	—
Common stock, 190,000,000 shares authorized at $0.001 par value, 18,273,876 and 17,309,590 shares issued and outstanding, at June 30, 2016 and December 31, 2015, respectively	18,274	17,309
Additional paid in capital	21,216,512	20,192,089
Accumulated deficit	(20,854,927)	(20,124,853)
Total Stockholders' Equity	379,859	84,545

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$483,770	$104,325

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Operations
For the Three Months Ended June 30, 2016 and 2015
(unaudited)

	2016	2015
Revenue	$411,803	$77,721

Cost of Revenue	237,492	124,300

Gross Profit (Loss)	174,311	(46,579)

Operating Expenses
Selling, general and administrative	522,125	436,886
License settlement	—	(2,253,085)
Total Operating Expenses	522,125	(1,816,199)

Income (Loss) from Operations	(347,814)	1,769,620

Total Other Income (Expense)	(698)	7,518

Income (Loss) Before Provision for Income Taxes	(348,512)	1,777,138

Provision for Income Taxes	—	—

Net Income (Loss)	$(348,512)	$1,777,138

Net income (loss) per common share, basic and diluted	$(0.02)	$0.11

Basic and diluted weighted average number of common shares outstanding	18,273,876	16,907,396

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Operations
For the Six Months Ended June 30, 2016 and 2015
(unaudited)

	2016	2015
Revenue	$662,515	$146,606

Cost of Revenue	383,626	462,466

Gross Profit (Loss)	278,889	(315,860)

Operating Expenses
Selling, general and administrative	1,008,265	1,056,830
License Settlement	—	(477,223)
Total Operating Expenses	1,008,265	579,607

Loss from Operations	(729,376)	(895,467)

Total Other Income (expense)	(698)	921

Loss Before Provision for Income Taxes	(730,074)	(894,546)

Provision for Income Taxes	—	—

Net Loss	$(730,074)	$(894,546)

Net loss per common share, basic and diluted	$(0.04)	$(0.05)

Basic and diluted weighted average number of common shares outstanding	18,081,565	16,907,396

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2016 and 2015
(unaudited)

	2016	2015
Cash flows from operating activities:
Net loss	$(730,074)	$(894,546)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	184	725
Accrued payroll to related parties converted to additional paid-in capital	177,000	—
Stock-based compensation - stock options	37,618	38,695
Stock and warrants issued to directors and employees	463,970	625,684

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(175,622)	15,167
Decrease (increase) in inventory	(194,072)	367,683
Decrease (increase) in supplier deposits	(19,493)	1,782
Decrease in prepaid expenses	5,472	22,606
Increase (decrease) in accounts payable and accrued expenses	56,165	(484)
Increase (decrease) in accrued payroll to related parties	37,628	(436,122)
Net cash used in operating activities	(341,224)	(258,810)

Net cash used in investing activities:
Purchase of property and equipment	—	(1,141)
Net cash used in investing activities	—	(1,141)

Net cash from financing activities:
Sale of common stock, net	337,500	—
Net cash provided by financing activities	337,500	—

Net increase (decrease) in cash and cash equivalents	(3,724)	(259,951)

Cash and cash equivalents at beginning of period	15,442	345,616

Cash and cash equivalents at end of period	$11,718	$85,665

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Taxes paid	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Changes in Stockholders' Equity
For the Six Months Ended June 30, 2016
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2015	17,309,590	$17,309	$20,192,089	$(20,124,853)	$84,545

Issuance of restricted Common Stock and Warrants:
Private Placement	964,286	965	336,535	—	337,500

Stock based compensation
Stock options	—	—	37,618	—	37,618
Restricted Common Stock vesting	—	—	463,970	—	463,970

Accrued payroll to related parties - forgiven	—	—	177,000	—	177,000

Common Stock payable for commissions	—	—	9,300	—	9,300

Net loss	—	—	—	(730,074)	(730,074)

Balance, June 30, 2016	18,273,876	$18,274	$21,216,512	$(20,854,927)	$379,859

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.

Notes to Condensed Financial Statements

June 30, 2016

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

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q  and article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited interim condensed financial statements included in this document have been prepared on the same basis as the annual audited financial statements, and in the Company’s opinion, reflect all adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the six months ended June 30, 2016 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2015 included in the Company’s Annual  Report on Form 10-K.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of June 30, 2016 and December 31, 2015 was zero and $3,000, respectively.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. When necessary, the Company provides allowances to adjust the carrying value of its inventories to the lower of cost or net realizable value.

Supplier Deposits

Supplier Deposits consist of payments to manufacturers for future production.

Property and Equipment and Depreciation

Property and equipment are stated at cost.  Depreciation is computed using the straight line method over the estimated useful life of the respective assets.  Computer equipment is depreciated over a period of 3 to 5 years.  Computer Software is depreciated over a one year period.  Maintenance and repairs are charged to expense when incurred.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.  At June 30, 2016 and December 31, 2015, accumulated depreciation related to property and equipment was $780 and $935, respectively.

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

The following potentially dilutive securities have been excluded from the computation of weighted average shares outstanding for the six months ended June 30, 2016 and 2015, as they would have had an anti-dilutive impact on the Company’s net loss per common share:

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2016 and December 31, 2015, the Company had no accrued interest or penalties. The Company has had no Federal or state tax examinations in the past nor does it have any at the current time.

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2016 or December 31, 2015. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2016 or 2015.

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

Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. The Company adopted SU 2014-15 during the six months ended June 30, 2016.

Management does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Reclassifications

Certain amounts in the June 30, 2015 Financial Statements have been reclassified to conform to the presentation used in the June 30, 2016 Financial Statements.

NOTE 3 – ALLEVIATION OF GOING CONCERN QUALIFICATION

The expansion and development of our business has been funded primarily through the sale of Company stock. During the six months ended June 30, 2016, the Company raised $337,500 in a private placement (see Note 6 for further information). As of June 30, 2016, the Company had working capital of $375,816. The Company has received purchase orders to be fulfilled from both new customers and existing customers. As a result, the Company believes it has sufficient cash and revenue commitments to finance its operations over the next twelve month period. We continue to market our products in accordance with our business plan. There can be no assurances, however, that we will be successful in our efforts to generate sufficient revenues through our marketing efforts.

NOTE 4 – INVENTORY

As of June 30, 2016 and December 31, 2015, inventory consisted of finished goods of $227,545 and $33,473, respectively.

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

Lease Commitment

The Company maintains office space in Jersey City, New Jersey. The Company leases the space from a third-party on a month to month basis. Lease expense amounted to $11,309 and $10,060 for the six months ended June 30, 2016 and 2015, respectively.

Licensing Agreement

On March 27, 2015, pursuant to the terms of the License Agreement, the Company was provided with written notice of termination effective September 27, 2015. The notice demanded payment by the Company of $2,283,085, comprised of liquidated damages amounting to $1,515,076 and outstanding royalties of $768,009.

On May 29, 2015, the liquidating damages and outstanding royalties were settled for $90,000. As a result, the Company reversed the license fees recorded during the six months ended June 30, 2015 of $477,223 and recorded net income amounting to $417,223 for the year ended December 31, 2015.

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

A summary of the restricted stock issuances to directors, executive officers and employees is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested share balance, January 1, 2015	6,091,992	$1.07
Granted	809,111	0.34
Vested	(1,525,546)	1.32
Forfeited	(1,165,251)	1.40
Unvested share balance, December 31, 2015	4,210,306	$0.75
Granted	—	—
Vested	(1,827,508)	1.36
Forfeited	—	—
Unvested share balance, June 30, 2016	2,382,798	$0.22

In connection with the issuance of restricted stock, the Company recorded share-based compensation expense of $463,970 and $625,684 for the six months ended June 30, 2016 and 2015, respectively.  As of June 30, 2016, there was $525,058 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation.   Of that amount, $490,426 of unrecognized compensation expense is related to unvested share-based compensation which vests only upon the achievement of certain performance criteria.

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

The following table summarizes warrant activity during the period:

Number of Warrants
Outstanding at January 1, 2015	1,114,776
Issued in connection with the 2015 Subscription	1,500,000
Outstanding at December 31, 2015	2,614,776
Issued in connection with the 2016 Subscription	482,143
Outstanding at June 30, 2016	3,096,919
Exercisable at June 30, 2016	3,096,919

Advisory Services

On October 3, 2013, the Company entered into an agreement with Ian Thompson for strategic business advisory services, public relations services and investor relations services. In connection with this agreement, the Company issued 167,204 shares of restricted Common Stock to Ian Thompson and recorded consulting fees of $501,612 during 2013, which was the fair market value of the stock on the date of issue; there was no cash payment to Ian Thompson by the Company. The stock is fully vested, however it is restricted from trading. Ian Thompson was also issued 200,000 shares of restricted Common Stock for future services that included, but not limited to strategic business advisory services, public relations services and investor relations services which was to vest in mid-2014. Consulting fees of $105,000 and $280,000 were recorded in 2014 and 2013, respectively, related to the 200,000 shares of Common Stock issued to Ian Thompson.

During the term of the agreement, the Company requested Ian Thompson to render performance under the agreement and to provide evidence of same. Ian Thompson failed to perform in all material respects under the terms of the agreement and failed to provide evidence.

On June 27, 2014, by a unanimous written consent of the board of directors, the Company terminated the agreement with Ian Thompson and authorized the cancellation of the 367,204 shares, due to lack of delivery of consideration and material breach of the agreement.

NOTE 7 – STOCK OPTIONS

In June 2015, the Company granted a director of the Company stock options to purchase 35,000 shares of Common Stock pursuant to the 2012 Plan. The exercise price is $0.255 per share and the options become exercisable in four equal tranches in December 2015, June 2016, December 2016 and June 2017. They expire in June 2020.

During the six months ended June 30, 2016 and 2015, compensation expense related to stock options of $37,618 and $38,695, respectively, was recorded. As of June 30, 2016, there was $8,809 of total unrecognized compensation cost related to non-vested stock options. That remaining cost is expected to be recognized in 2016 and 2017 in conjunction with the applicable vesting periods.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2016, the Chief Executive Officer (the “CEO”) and the Chief Operating Officer (the “COO”) of the Company forgave unpaid salary due to them of $96,000 and $81,000, respectively. This resulted in an increase to additional paid in capital of $177,000 for the six months ended June 30, 2016.

As of June 30, 2016 and December 31, 2015, accrued payroll of $40,678 and $3,050 was payable to the CEO, the COO and Controller (and Principal Accounting Officer) of the Company, respectively.

In January 2016, the Company entered into the 2016 Subscription with Wyatts Torch Equity Partners, LP (“Wyatt”) for the sale of 285,714 shares of Common Stock for $100,000 and warrants to purchase 142,857 shares of Common Stock at $0.70 per share. The managing member of Wyatt is the COO of the Company, as well as a Director of the Company. See Note 6 for further discussion.

In August 2015, the Company issued its Controller 226,485 shares of Common Stock of the Company in consideration of her previous and continued services as Controller of the Company. These shares will vest upon the Company generating revenue of $3,000,000 during any consecutive twelve month period on or prior to June 26, 2025

Also in August 2015, the Company entered into the 2015 Subscription with Wyatt for the sale of 750,000 shares of Common Stock for $150,000 and warrants to purchase 1,500,000 shares of Common Stock at $0.40 per share. See Note 6 for further discussion.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Critical Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing the three months ended June 30, 2016 to the three months ended June 30, 2015.

•	Results of Operations — Analysis of our financial results comparing the six months ended June 30, 2016 to the six months ended June 30, 2015.

•	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

Results of Operations

Three Months Ended June 30, 2016 and 2015

Revenue

During the three months ended June 30, 2016, the Company reported revenue of $411,803, an increase of $334,082 or 430% over revenue of $77,721 for the three months ended June 30, 2015. In 2016, revenue was comprised of sales of coconut water beverages. In 2015, revenue was comprised of sales from 100% juice products manufactured under the License Agreement.

Cost of Revenue

Cost of Revenue includes production costs, raw material costs and freight in costs.  Also included in Cost of Revenue is adjustments made to inventory carrying amounts, including markdowns to market and write offs of expiring inventory.  As a result, cost of revenue as a percentage of sales can vary from period to period.

For the three months ended June 30, 2016, cost of revenue was $237,492 or 58% of revenue, compared to $124,300 or 160% of revenue for the three months ended June 30, 2015.

Operating Expenses

For the three months ended June 30, 2016, selling, general and administrative expenses were $522,125, of which $250,795 consisted of stock-based compensation costs. For the three months ended June 30, 2015, selling, general and administrative expenses were $436,886, of which $270,235 consisted of stock-based compensation costs. The overall increase in selling, general and administrative expenses from 2016 to 2015 was $85,239. The increase is attributable to an increase in selling expenses, including freight costs, as a result of the increased revenue.

Stock-based compensation costs to directors and employees consist of charges to income for vesting in connection with restricted stock issuances, stock options and warrants. Although stock-based compensation costs reduce the Company’s earnings, they do not reduce cash and have no effect on working capital.

The termination of the License Agreement resulted in income of $2,253,085 for the three months ended June 30, 2016.

Six Months Ended June 30, 2016 and 2015

Revenue

During the six months ended June 30, 2016, the Company reported revenue of $662,515, an increase of $515,909 or 352% over revenue of $146,606 for the six months ended June 30, 2015. In 2016, revenue was comprised of sales of coconut water beverages. In 2015, revenue was comprised of sales from 100% juice products manufactured under the License Agreement.

Cost of Revenue

Cost of Revenue includes production costs, raw material costs and freight in costs. Also included in Cost of Revenue is adjustments made to inventory carrying amounts, including markdowns to market and write offs of expiring inventory.  As a result, cost of revenue as a percentage of sales can vary from period to period.

For the six months ended June 30, 2016, cost of revenue was $383,626 or 58% of revenue, compared to $462,466 or 315% of revenue for the six months ended June 30, 2015. During the six months ended June 30, 2015, cost of revenue included $223,733 related to the discontinuance of its 100% fruit juice products manufactured under the License Agreement as well as an inventory adjustment to adjust the value of inventory to the lower of cost or market.

Operating Expenses

For the six months ended June 30, 2016, selling, general and administrative expenses were $1,008,265, of which $501,588 consisted of stock-based compensation costs. For the six months ended June 30, 2015, selling, general and administrative expenses were $1,056,830, of which $664,379 consisted of stock-based compensation costs. The overall decrease in selling, general and administrative expenses from 2016 to 2015 was $48,565. The decrease is attributable to a decrease in stock-based compensation costs of $162,791, offset by increases in selling expenses as a result of the increased revenue.

Stock-based compensation costs to directors and employees consist of charges to income for vesting in connection with restricted stock issuances, stock options and warrants. Although stock-based compensation costs reduce the Company’s earnings, they do not reduce cash and have no effect on working capital.

The termination of the License Agreement resulted in income of $477,223 for the six months ended June 30, 2016.

Liquidity and Capital Resources

Liquidity

As of June 30, 2016, the Company had working capital of $375,816. Net cash used in operating activities was $341,224 for the six months ended June 30, 2016. Included in this amount for the six months ended June 30, 2016 is an increase in accounts receivable of $175,622 and an increase in inventory of $194,072. Net cash provided by financing activities was $337,500 for the six months ended June 30, 2016.

Working Capital Needs

Our working capital requirements increase when we experience a demand for our products. Due to an increased demand, the Company raised $337,500 during the six months ended June 30, 2016 through the issuance of Common Stock. If during the next twelve months the Company requires additional working capital, it may seek to raise additional funds.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Further, if the Company issues additional equity or convertible debt securities, stockholders may experience dilution and the new equity securities could have rights, preferences or privileges senior to those of existing holders of the Company’s Common Stock.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of June 30, 2016.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

MOJO ORGANICS, INC.

Dated: July 13, 2016	By:	/s/ Glenn Simpson
Glenn Simpson, Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)

