Form 10-K
period 2016-12-31
Mojo Organics, Inc.
filed 2017-03-24
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

  ☒ ANNUAL REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2016

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

185 Hudson Street, Floor 25
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

Yes ☐   No ☒

As of June 30, 2016 (the last day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on its reported last sale price on such date of $0.503 per share) held by non-affiliates of the registrant was $5,264,972.

On March 23, 2017, there were 18,380,326 shares of the registrant's common stock, par value $0.001, issued and outstanding.

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

All references in this Annual Report on Form 10-K to “MOJO,” “MOJO Organics,” the “Company,” “we,” “us” or “our” mean MOJO Organics, Inc.

PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

Headquartered in Jersey City, New Jersey, the Company engages in new product development, production, marketing, distribution and sales of beverage brands that are natural, USDA Organic and Non GMO Project Verified.

CURRENT OPERATIONS

Sales and Distribution

The Company began selling MOJO Naturals Pure Coconut Water in December 2015. In addition to Pure Coconut Water, the Company produces Coconut Water + Peach Mango Juice and Coconut Water + Pineapple Juice. We seek to grow the market share of our products by expanding our distribution network through the relationships and efforts of our management and third party distribution relationships.

Production

The Company has multiple sources for its products.  The Company’s fruit sources are of high quality and are part of the overall taste and quality of its products.  The Company’s current arrangements for production and packaging exceed required levels.

Competition

The beverage industry is competitive.  Competitors in our market compete for brand recognition, ingredient sourcing, qualified personnel and product shelf space.  Our competitors have similar distribution channels and retailers to deliver and sell their products.

Government Regulation

Within the United States, beverages are governed by the U.S. Food and Drug Administration (the “FDA”).  As such, it is necessary for the Company to establish, maintain and make available for inspection records as well as to develop labels (including nutrition information) that meet legal food labeling requirements.  The Company’s production facilities are subject to FDA regulation.

Employees

As of March 23, 2017, the Company had three employees.  The Company also uses the services of contractors, consultants and other third-parties. We contract with food brokers to represent our products to retail stores, and in certain regions of the United States, we utilize the services of direct sales and distribution companies that sell our products to their customers. This alleviates the need for a large sales and merchandising force.  We use third-party manufacturing facilities to produce our products and we outsource the storage and transportation of our products.

CORPORATE HISTORY AND DEVELOPMENT

On January 20, 2016, the Company approved a subscription agreement (the “2016 Subscription”) whereby shares of the Company’s common stock, $0.001 par value (“Common Stock”) were offered to accredited investors for $0.35 per share. For every two shares purchased, the investor received a warrant to acquire one share of Common Stock at an exercise price of $0.70 per share exercisable for a period of two years from the date of issuance. The Company issued a total of 964,286 shares of Common Stock and two year purchase warrants to acquire a total of 482,143 shares of Common Stock to four accredited investors for consideration of $337,500.

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

Our success depends in part on our ability to grow our business. We have adopted and implemented a strategic plan to increase awareness of our products, secure additional distribution channels, and foster and strengthen our supply, manufacturing and distribution relationships.   Our strategic plan includes continuously anticipating and addressing changes in the market.  There can be no assurance that we will achieve the growth necessary to achieve our objectives.

We may need additional capital in the future to expand our operations and execute our business objectives.

Should we require additional capital to expand our operations, financing transactions may include the issuance of equity or debt securities or obtaining credit facilities.

The challenges of competing with other beverage companies could result in reductions to our revenue and operating margins.

The nonalcoholic beverage segment of the beverage industry is competitive. We compete with numerous beverage companies, including those marketing similar products. All beverages companies are competing for stomach share on a daily basis which is approximately 64 oz. of fluid per day or eight 8 oz. servings. Our success depends on our ability to secure distribution channels for our products, our ability to make consumers aware of our products and the appeal and popularity of our products to consumers.

Disruption of supply, increase in costs or shortage of ingredients could affect our operating results.

Availability of supply and the prices charged by the producers of the ingredients used in our products can be affected by a variety of factors, including the general demand by other buyers for the same fruits used by us in our products, and politics and economics in the regions in which our fruits are grown.

The quality of fruit we seek tends to trade on a negotiated basis, depending on supply and demand at the time of the purchase. An increase in the pricing of any fruit that we use in our products may have an adverse effect on our margins. Higher energy costs may affect the cost of transporting our supplies, thereby increasing costs to us. Conversely, lower fruit prices and energy prices may have a positive result on transport and packaging costs. Any or all of these conditions could have an impact on our operating margins.

We use third party bottlers for the production and filling of our products and, as such, are subject to the bottler’s production and quality control.

We use third party bottlers for the production and filling of our products.  While we play an active role in the production of our products, general supervision of the production process lies with the third party bottlers.  Accordingly, we are dependent on the bottlers and their ability to meet production demands and to monitor and ensure product quality.

Litigation and publicity concerning food quality, health claims, and other issues could expose us to significant liabilities.

Food product businesses can be adversely affected by litigation and complaints from customers or government authorities resulting from food quality, health claims, allergens, illness, injury or other health concerns or operating issues stemming from one or more products. Adverse publicity about these allegations may negatively affect us, regardless of whether the allegations are true, by discouraging customers from buying our products.  In addition, the food services industry has been subject to a growing number of claims based on the nutritional content of food products they sell, and disclosure and advertising practices. We may also be subject to this type of proceeding in the future and, even if not, publicity about these matters may harm our reputation or prospects and adversely affect our results.  Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot predict the ultimate outcome of any such proceedings. An unfavorable outcome may have an adverse impact on our business and financial condition. In addition, any litigation or regulatory proceedings may result in substantial costs and may require that we devote substantial resources to the defense.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The Company maintains office space in Jersey City, New Jersey.  The Company leases the space from a third-party pursuant to a lease agreement dated September 15, 2016 at a rate of $2,230 per month. Subsequent to year end, the Company signed a new lease agreement for the period March 1, 2017 to February 28, 2018. The new rent under this agreement is $2,259 per month.

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

For the period from January 1, 2015 to December 31, 2016, the following table sets forth the high and low closing bid prices by quarter, based upon information obtained from inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:

	High	Low
2016
Fourth Quarter	$0.57	$0.40
Third Quarter	$0.64	$0.50
Second Quarter	$0.50	$0.40
First Quarter	$0.60	$0.40

2015
Fourth Quarter	$0.57	$0.05
Third Quarter	$0.27	$0.16
Second Quarter	$0.32	$0.16
First Quarter	$0.38	$0.15

Holders

As of March 23, 2017, there were 18,380,326 shares of Common Stock issued and outstanding held by 113 shareholders of record.

Dividends

The Company has not declared a cash dividend with respect to its Common Stock. Future payment of dividends is within the discretion of the Board of Directors and will depend on earnings, capital requirements, financial condition and other relevant factors. Although there are no restrictions limiting, or that are likely to limit, the Company’s ability to pay dividends on its Common Stock, the Company presently intends to retain future earnings for use in the business.

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

There were no sales of unregistered securities during the quarter ended December 31, 2016.

Issuer Purchases of Equity Securities

There were no purchases of equity securities during the quarter ended December 31, 2016.

Equity Compensation Plans

In October 2015, the Company approved the 2015 Plan, which provides the Company with the ability to issue stock options, stock awards and/or restricted stock purchase offers for up to an aggregate of 1,500,000 shares of Common Stock. As of December 31, 2016, there have been no issuances under the 2015 Plan.

In March 2013, the 2012 plan was approved by our shareholders. The 2012 plan provides the Company with the ability to issue stock options, stock appreciation rights, restricted stock and/or other stock-based awards for up to an aggregate of 2,050,000 shares of Common Stock.  As of December 31, 2016, the Company issued stock options to purchase shares of Common Stock and issued restricted Common Stock under the 2012 Plan to its Directors and employees for 620,000 shares and 1,073,441 shares, respectively.

The following table sets forth certain information at December 31, 2016 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
2015 Plan	—	$—	1,500,000
2012 Plan	1,693,441	$1.22	356,559
Equity compensation plans not approved by security holders	—	$—	—
Total	1,693,441	$1.22	1,856,559

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Critical Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing the year ended December 31, 2016 to 2015.

•	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

Results of Operations

Years Ended December 31, 2016 and 2015

Revenue

During the year ended December 31, 2016, the Company reported revenue of $1,331,552, an increase of $1,133,800 or 573% over revenue of $197,752 for the year ended December 31, 2015. In 2016, revenue was comprised of sales of coconut water. In 2015, revenue was comprised primarily of sales from discontinued products.

Cost of Revenue

Cost of Revenue includes finished goods purchase costs, production costs, raw material costs and freight in costs.  Also included in Cost of Revenue are adjustments made to inventory carrying amounts, including markdowns to market.

For the year ended December 31, 2016, cost of revenue was $741,898 or 56% of revenue, compared to $551,847 or 279% of revenue for the year ended December 31, 2015. During the year ended December 31, 2015, the Company incurred expenses of $81,966 related to the discontinuance of certain products, which amount is included in cost of revenue.

Operating Expenses

For the year ended December 31, 2016, selling, general and administrative expenses were $1,858,089, an increase of $6,838 over selling, general and administrative expenses for the year ended December 31, 2015 of $1,851,251.

This increase in selling, general and administrative expenses of $6,838 was primarily comprised of an increase in compensation costs of $415,394 and an increase in selling costs of $299,032, offset by a decrease in stock based compensation costs of $655,558.

Compensation costs increased by $415,394 in 2016 from 2015. This is primarily attributable to accrued stock bonuses of $160,000 and cash bonuses of $165,600 earned by management as a result of the Company reaching certain revenue targets as part of their employment agreements. The bonuses were unpaid as of December 31, 2016.

Selling costs, including freight and delivery expenses, broker fees and outside sales fees increased by $299,032 from 2015 to 2016. This is a result of the corresponding increase in sales for 2016.

Stock-based compensation costs to directors and employees, which consist of charges to income for vesting in connection with restricted stock issuances, stock options and warrants, were $511,231 for the year ended December 31, 2016, compared to $1,166,789 for the year ended December 30, 2015.   This represents a reduction in selling, general and administrative expenses of $655,558. Although stock-based compensation costs reduce the Company’s earnings, they do not reduce cash and have no effect on working capital.

The termination of a license agreement resulted in a reduction to operating expenses of $417,223 for the year ended December 31, 2015. See Note 4 of the Notes to the Financial Statements for further discussion.

Liquidity and Capital Resources

Liquidity

As of December 31, 2016, the Company had a working capital deficiency of $113,651, which included the estimated value of a stock bonus payable of 400,000 shares of Common Stock. For financial reporting purposes, the value of the stock bonus was calculated at $160,000 based upon the closing price of the Company’s Common Stock on December 31, 2016 at $0.40 per share. Net cash used in operating activities was $314,274 for the year ended December 31, 2016, a decrease of $164,373 over net cash used in operating activities for the year ended December 31, 2015 of $478,647. Net cash provided by financing activities was $337,500 for the year ended December 31, 2016 compared to $150,000 for the year ended December 31, 2015.

Working Capital Needs

Our working capital requirements increase as demand grows for our products. Due to an increased demand, the Company raised $337,500 in January and February 2016 through the issuance of Common Stock and warrants. See Note 5 of the Notes to the Financial Statements for further discussion. If during the next twelve months the Company requires additional working capital, it may seek to raise additional funds.  Financing transactions may include the issuance of equity or debt securities or obtaining credit facilities.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of December 31, 2016.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS

The audited financial statements are included beginning immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 20, 2016, Cowan, Gunteski & Co., P.A. (“CG”) discontinued their SEC practice and resigned as the Company’s independent registered public accounting firm. On April 20, 2016, the Company engaged MSPC Certified Public Accountants and Advisors, P.C. (“MSPC”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2016. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding our current executive officers and directors:

Name	Age	Title	Date First Appointed
Glenn Simpson	64	Chief Executive Officer, Chairman and Director	October 27, 2011

Peter Spinner	47	Chief Operating Officer, Director	March 17, 2014

Jeffrey Devlin	69	Director	January 27, 2012

Robert Kaufman	60	Director	April 1, 2015

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Biographical information of each current officer and director is set forth below.

Glenn Simpson is Chairman of the Board of Directors and Chief Executive Officer of the Company.  Mr. Simpson joined the Company in October 2011.  He has extensive experience in the beverage industry.   Mr. Simpson was Vice President and Chief Financial Officer of Coca-Cola Bottlers, Inc. in Uzbekistan from 1995 to 2000.  His primary responsibilities included corporate strategy, supervision of bottling and distribution operations and facilities construction.  His accomplishments included growing revenues from a base at $4 million to over $160 million annually.  The company was awarded “Bottler of the Year” by The Coca-Cola Company for two consecutive years under his leadership based upon product quality and revenue growth. From 2009 to 2011, Mr. Simpson was engaged in beverage projects on a consulting basis in Russia and Afghanistan.  Mr. Simpson is a Certified Public Accountant and holds an MBA from Columbia University School of Business.

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

Code of Ethics

We have adopted a written code of ethics (the “Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We believe that the Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. To request a copy of the Code of Ethics, please make written request to our Company at 185 Hudson Street, Floor 25, Jersey City, New Jersey 07302.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act of 1934, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash only rights) and any changes in that ownership with the SEC.  To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2016 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or earned by each of our named executive officers (as defined under SEC rules).

Summary Compensation Table
Name and Principal Position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)	Stock Awards ($) (e)	Total ($) (j)
Glenn Simpson	2016	$126,000	(1)	$88,800(2)	$160,000(3)	$374,800
Chief Executive Officer and Chairman	2015	$27,500	(1)	$—	$—	$27,500

Peter Spinner	2016	$112,000	(4)	$76,800(5)	$—	$188,800
Chief Operating Officer	2015	$74,000	(4)	$—	$—	$74,000

The Summary Compensation Table omits columns for Option Awards (f), Non-Equity Incentive Plan Compensation (g), Non-Qualified Deferred Compensation Earnings (h) and (i) All Other Compensation as no such amounts were paid to the named executive officers during the fiscal years ended December 31, 2016 or 2015.

(1)	Pursuant to his employment agreement discussed below, Mr. Simpson is entitled to a salary of not less than $18,500 per month, except for June through September 2015, where the amount was reduced to not less than $5,000 per month. During 2016 and 2015, he received cash payments of $40,000 and $27,500, respectively. Mr. Simpson forgave $96,000 and $139,500 due to him for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, he was owed $87,000 and $1,000, respectively.

(2)	Pursuant to his employment agreement discussed below, Mr. Simpson is entitled to a cash bonus of 20% of his salary for achieving certain annual revenue targets, as defined. As of December 31, 2016 and as a result of reaching said revenue targets, Mr. Simpson is entitled to the cash bonus for both 2016 and 2017. As of December 31, 2016, he is owed $88,800 in cash bonus.

(3)	Pursuant to his employment agreement discussed below, Mr. Simpson is entitled to a stock bonus of 200,000 shares of Common Stock for achieving certain annual revenue targets, as defined. As of December 31, 2016 and as a result of reaching said revenue targets, Mr. Simpson is entitled to the stock bonus for both 2016 and 2017. The value of the Common Stock is based upon the closing price of the Common Stock on December 31, 2016 of $0.40 per share. As of December 31, 2016, Mr. Simpson is owed 400,000 shares of Common Stock.

(4)	Pursuant to his employment agreement discussed below, Mr. Spinner is entitled to a salary of not less than $16,000 per month, except for June through September 2015, where the amount was reduced to not less than $8,000 per month. During 2016 and 2015, he received cash payments of $40,000 and $74,000, respectively. Mr. Spinner forgave $81,000 and $85,000 due to him for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, he was owed $72,000 and $1,000, respectively.

(5)	Pursuant to his employment agreement discussed below, Mr. Spinner is entitled to a cash bonus of 20% of his salary for achieving certain annual revenue targets, as defined. As of December 31, 2016 and as a result of reaching said revenue targets, Mr. Spinner is entitled to the cash bonus for both 2016 and 2017. As of December 31, 2016, he is owed $76,800 in cash bonus.

The Company has no other plans in place and has never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Employment Agreements

On June 15, 2015, the Company entered into an Amended and Restated Employment Agreement with Glenn Simpson (the “Simpson Agreement”), pursuant to which Mr. Simpson will continue to act as the Company's CEO and Chairman of the Board for a term of five years as extended in consideration of, among other items, 1,544,737 shares of Common Stock to be issued to the CEO upon the Company generating revenue of $3,000,000 during any twelve month period during the term (the “Simpson Shares”) and an annual cash and stock bonus (the “Simpson Bonus Plan”) based upon performance goals established by the Board of Directors of the Company. The cash bonus is established at 20% of the annual salary and the stock bonus is set at 200,000 shares of Common Stock per year through December 31, 2021, based upon revenue performance goals which vary by year and range from $900,000 to $19,200,000. The bonus awards may be accelerated should revenue exceed the annual target amounts.

In addition, on June 15, 2015, the Company entered into an Amended and Restated Employment Agreement with Peter Spinner (the “Spinner Agreement”) pursuant to which Mr. Spinner will continue to act as the Company's COO for a term of five years as extended in consideration of, among other items, 252,632 shares of Common Stock to be issued to the COO upon the Company generating revenue of $3,000,000 during any twelve month period during the term (the “Spinner Shares”) and an annual cash and stock bonus (the “Spinner Bonus Plan”) based upon performance goals established by the Board of Directors of the Company. The cash bonus is established at 20% of the annual salary. The stock bonus is set at 375,000 shares of Common Stock per year through December 31, 2018 and 200,000 shares of Common Stock per year beginning 2019 through December 31, 2021. The bonuses are based upon revenue performance goals which vary by year and range from $900,000 to $19,200,000. The bonus awards may be accelerated should revenue exceed the annual target amounts.

On December 15, 2015, the Company and Mr. Simpson entered into an amendment to the Simpson Agreement increasing the number of Simpson Shares by 337,500 and the Company and Mr. Spinner entered into an amendment to the Spinner Agreement increasing the number of Spinner Shares by 345,000.

On March 3, 2017, the Company entered into an amendment to the Spinner Agreement effective December 31, 2016 reducing the Spinner Bonus Plan by 1,500,000 shares.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding stock options held by our named executive officers at December 31, 2016.

			Options awards			Stock awards
Name (a)	Year	Number of securities underlying unexercised options exercisable (#) (b)	Number of securities underlying unexercised options unexercisable (#)(c)(1)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares of units of stock that have not vested ($) (h)
Glenn Simpson	2016	222,000	--	0.255	August 14, 2019	--	--
	2015	111,000	111,000	0.255	August 14, 2019	1,577,208	$788,604

Peter Spinner	2016	192,000	--	0.255	August 14, 2019	1,500,000(1)	$600,000
	2015	96,000	96,000	0.255	August 14, 2019	1,500,000(1)	$750,000

The Outstanding Equity Awards Table omits column (d) Equity incentive plan awards: Number of securities underlying unexercised unearned options related to Option Awards and columns (i) Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) and (j) Equity incentive plan awards: Market value of payout value of unearned shares, units or other rights that have not vested  related to stock awards, as no such awards were outstanding as of December 31, 2016 and December 31, 2015.

(1)	Of such shares that have not yet vested, 1,500,000 will vest upon achievement of performance goals.

Option Exercises in 2016

No options were exercised by our executive officers during the year ended December 31, 2016.

Director Compensation

None of the non-employee directors receive cash compensation for serving as such, for serving on committees (if any) of the Board of Directors or for special assignments. Board members are not reimbursed for expenses incurred in connection with attending meetings.  During the year ended December 31, 2016, there were no arrangements that resulted in our making payments to any of our non-employee directors for any services provided to us by them as directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock known by us as of March 23, 2017 by:

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

Name Of Owner	Number Of Shares Owned		Percentage Of Common Stock (1)
Glenn Simpson Chief Executive Officer, Chairman and Director	3,519,665	(2)	19%

Jeffrey Devlin Director	474,926	(3)	3%

Robert Kaufman Director	26,250	(4)	—%

Peter Spinner Chief Operating Officer and Director	6,634,877	(5)	30%

Wyatts Torch Equity Partners LP	5,975,275		28%

All Officers and Directors As a Group (4 persons)	10,655,718	(6)	48%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 23, 2017 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Includes (i) 3,297,665 shares of restricted Common Stock and (ii) 222,000 shares of Common Stock underlying stock options granted pursuant to the Company’s 2012 Plan. Does not include a stock bonus of 400,000 shares of Common Stock earned but not issued pursuant to Mr. Simpson’s employment agreement as of December 31, 2016.

(3)	Includes (i) 439,926 shares of restricted Common Stock and (ii) 35,000 shares of Common Stock underlying stock options granted pursuant to the Company’s 2012 Plan.

(4)	Includes 26,250 shares of Common Stock underlying stock options granted pursuant to the Company’s 2012 Plan. Does not include 8,750 shares of Common Stock underlying a stock option granted pursuant to the 2012 Plan, which option becomes exercisable June 15, 2017.

(5)	Includes (i) 75,000 shares of restricted Common Stock; (ii) 2,684,066 shares of Common Stock held by Wyatts, an entity of which Mr. Spinner is the general partner and portfolio manager; (iii) 192,000 shares of Common Stock underlying stock options granted pursuant to the Company’s 2012 Plan; (v) 3,291,209 shares of Common Stock underlying currently exercisable warrants held by Wyatts; (vi) 392,602 shares of Common Stock owned individually and/or jointly with his spouse. Does not include 1,500,000 shares of restricted Common Stock which shares vest upon the achievement of performance goals.

(6)	Includes (i) 3,812,591 shares of restricted Common Stock; (ii) 475,250 shares of Common Stock underlying stock options granted pursuant to the Company’s 2012 Plan and (iii) 3,291,209 shares of Common Stock underlying warrants, as described above. Does not include stock options to purchase 8,750 shares of Common Stock, as described above.

Securities Authorized For Issuance Under Equity Compensation Plans

On October 20, 2015, the 2015 Plan was approved by the Board of Directors. The 2015 Plan provides the Company with the ability to issue stock options, stock awards and/or restricted stock purchase offers for up to an aggregate of 1,500,000 shares of Common Stock. As of December 31, 2016, no shares had been issued under the 2015 Plan.

On February 22, 2013, the 2012 Plan was adopted by the Board of Directors, subject to stockholder approval.  The Company’s stockholders approved the 2012 Plan on March 29, 2013.  The 2012 Plan provides the Company with the ability to issue stock options, stock appreciation rights, restricted stock and/or other stock-based awards for up to an aggregate of 2,050,000 shares of Common Stock.  As of March 30, 2017, (i) stock options to purchase 620,000 shares of the Company’s Common Stock and (ii) 1,073,441 shares of restricted Common Stock had been issued to directors and employees under the 2012 Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below and in this Form 10-K, there have been no transactions, since January 1, 2015, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any of our directors, executive officers or beneficial holders of more than 5% of our outstanding Common Stock, or any of their respective immediate family members, has had or will have any direct or material indirect interest.

On March 3, 2017, the Company entered into an amendment to the Spinner Agreement effective December 31, 2016 reducing the Spinner Bonus Plan by 1,500,000 shares.

In connection with two private placement offerings in March 2014, investors received one purchase warrant at $0.91 per share for each share of stock purchased. The warrants issued to Wyatts were incorrectly calculated. On March 6, 2017, the Company issued warrants to purchase 915,447 shares of Common Stock at $0.91 per share to Wyatts to correct for this error. There was no financial impact resulting from this warrant understatement other than an understatement of potentially dilutive shares.

In January 2016, Wyatts purchased 285,715 shares of Common Stock pursuant to the 2016 Subscription. The purchase price of the shares was $0.35 per share, and included purchase warrants for 142,858 shares at a price of $0.70 per share. The five year warrant is immediately exercisable.

In August 2015, the Company entered into a subscription agreement (the “2015 Subscription”) whereby 750,000 shares of Common Stock were sold to Wyatts, for a total of $150,000, along with a purchase warrant for 1,500,000 shares of Common Stock at a price of $0.40 per share. The five year warrant is immediately exercisable.

On December 8, 2015, the Company entered into a settlement agreement with Richard Seet, a former officer and director, pursuant to which the parties agreed (i) to terminate that certain Employment Agreement entered into between the Company and Seet dated October 1, 2012 and that certain Amended and Restated Restricted Stock Agreement entered into between the Company and Seet dated December 4, 2013 and all obligations set forth therein; (ii) that Seet will return stock certificates representing 1,165,251 shares of Common Stock of the Company that would have vested upon certain revenue milestones to the Company for cancellation; (iii) the Company will issue to Seet settlement shares of the Company which will be subject to a certain lock up legend providing that Seet may only sell 145,656 of the settlement shares per quarter upon the Rule 144 holding period being satisfied and upon the Company generating a minimum of $5,000,000 in revenue during any 12 month period; and (iv) Seet will provide the Company with a release and discharge from any and all liability.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

On October 23, 2015, Liggett Vogt & Webb (“LVW”) was dismissed as the Company’s independent registered public accounting firm. As of October 23, 2015, the Company engaged Cowan, Gunteski & Co., P.A. (“CG”) as its new independent registered public accounting firm. On April 19, 2016, CG discontinued its SEC practice and resigned as the Company’s independent registered public accounting firm. The Company appointed MSPC, Certified Public Accountants and Advisors, a Professional Corporation (“MSPC”) as its independent registered public accounting firm.

The aggregate fees billed to the Company for services rendered in connection with the years ended December 31, 2016 and 2015 are set forth in the table below:

Fee Category	2016	2015
Audit fees (1)	$32,000	$32,500
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	1,500
Total fees	$32,000	$34,000

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements. For 2016, audit fees represent fees billed by MSPC. For 2015, audit fees represent fees billed by CG and LVW of $20,500 and $12,000, respectively.
(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”
(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.
(4)	All other fees consist of fees billed for all other services. For 2015, all other fees were billed by LVW.

Audit Committee’s Pre-Approval Practice

We currently do not have an audit committee. Our board of directors has approved the services described above.

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

The financial statements of MOJO Organics, Inc. are listed on the Index to Financial Statements on this annual report on Form 10-K beginning on page F-1.

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description
2.1	2.1	Agreement and Plan of Merger by and among Specialty Beverage and Supplement, Inc., SBSI Acquisition Corp. and MOJO Ventures, Inc. dated May 13, 2011 (1)

2.2	2.1	Split-Off Agreement, dated as of October 27, 2011, by and among MOJO Ventures, Inc., SBSI Acquisition Corp., MOJO Organics, Inc., and the Buyers party thereto (2)

3.1	3.1	Certificate of Incorporation of MOJO Shopping, Inc. (3)

3.2	3.1	Amendment to Certificate of Incorporation of MOJO Ventures, Inc. (4)

3.3	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Ventures, Inc. (5)

3.4	3.4	Articles of Merger (1)

3.5	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Organics, Inc. (9)

3.6	3.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (11)

3.7	3.1	Amended and Restated Bylaws of MOJO Ventures, Inc. (6)

3.8	3.8	Amendment No. 1 to Amended and Restated Bylaws of MOJO Organics, Inc. (13)

10.1	10.1	Form of Second Amended and Restated Restricted Stock Agreement (14)

10.2	10.6	2012 Long-Term Incentive Equity Plan (13)

10.3	10.7	Form of Stock Option Agreement under the 2012 Long-Term Incentive Equity Plan (13) †

10.4	10.8	Form of Indemnification Agreement with officers and directors (13)

10.5	10.1	Form of Promissory Note issued to OmniView Capital LLC and Paul Sweeney (11)

10.6	10.2	Advisor Agreement with OmniView Capital LLC (11)

10.7	10.3	Amended and Restated Securities Purchase Agreement (11)

10.8	10.4	Registration Rights Agreement (11)

10.9	10.5	Commitment letter executed by each of Glenn Simpson, Jeffrey Devlin and Richard Seet (11)

10.10	10.6	Amendment to Richard X. Seet Restricted Stock Agreement (11)

10.11	10.7	Letter Agreement relating to nominee right of OmniView Capital LLC (11)

10.12	10.1	Juice License Agreement between Chiquita Brands L.L.C. and MOJO Organics, Inc. dated as of August 15, 2012 (12)

10.13	10.17	Form of Subscription Agreement for 2013 Offering (13)

10.14	10.18	Employment Agreement dated March 1, 2013 between MOJO Organics, Inc. and Glenn Simpson (13) †

10.15	10.15	Form of Advisor Agreement (14)

10.16	10.16	Form of Restricted Stock Agreement, dated December 4, 2014, between MOJO Organics, Inc. and each of Glenn Simpson, Richard Seet, Jeffrey Devlin and Nicholas Giannuzzi. (14) †

10.17	10.17	Form of Restricted Stock Agreement, dated March 2014, between MOJO Organics, Inc. and each of Glenn Simpson, Richard Seet, Jeffrey Devlin, Peter Spinner and Marianne Vignone. (14) †

10.18	10.18	Form of Subscription Agreement for March 2014 Stock (with Warrants) Offering (14)

10.19	10.19	Form of Warrant (14)

10.20	10.20	Form of Subscription Agreement for March 2014 Stock Offering (14)

10.21	10.21	Form of Distribution Agreement

10.22	10.2	Form of Stock Option Agreement under the 2012 Long-Term Incentive Equity Plan, dated August 14, 2014, between MOJO Organics, Inc. and each of Glenn Simpson, Peter Spinner, Richard Seet, Jeffery Devlin and Marianne Vignone. (15)

10.23	10.3	Employment Agreement, dated August 12, 2014, between MOJO Organics, Inc. and Peter Spinner. (15)

10.24	10.1	Form of Restricted Stock Agreement, dated August 12, 2014, between MOJO organics, Inc. and Peter Spinner. (15)

10.25	10.1	Settlement and Release Letter Agreement by and between MOJO Organics, Inc. and Richard Seet (17)

10.26	10.1	Letter Agreement by and between MOJO Organics, Inc. and Glenn Simpson dated December 15, 2015 (18)

10.27	10.1	Letter Agreement by and between MOJO Organics, Inc. and Peter Spinner dated December 15, 2015 (18)

10.28	10.1	Common Stock Purchase Agreement by and between MOJO Organics, Inc. and Wyatts Torch Equity Partners, LP dated March 6, 2017

16.1	16.1	Letter from Liggett, Vogt & Webb, P.A. (16)

16.2	16.2	Letter from Cowan, Gunteski & Co., P.C. (19)

31.1	31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

** Filed previously

† Management compensatory plan, contract or arrangement.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the Securities and Exchange Commission (the “SEC”) on May 18, 2011.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on November 2, 2011.

(3)	Incorporated by reference to the Registrant's Registration Statement on Form SB-2 as an exhibit, numbered as indicated above, filed with the SEC on December 19, 2007.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on May 4, 2011.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on January 4, 2012.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on October 31, 2011.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on August 12, 2011.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on June 8, 2011.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on April 2, 2013.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as an exhibit, numbered as indicated above, filed with the SEC on June 25, 2013.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on February 1, 2013.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A as an exhibit, numbered as indicated above, filed with the SEC on February 7, 2013. Portions of the exhibit and/or related schedules or exhibits thereto have been omitted pursuant to a request for confidential treatment, which has been granted by the Commission.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 10-K as an exhibit, numbered as indicated above, filed with the SEC on September 24, 2013.

(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as an exhibit, numbered as indicated above, filed with the SEC on April 16, 2014.

(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-Q as an exhibit, numbered as indicated above, filed with the SEC on October 2, 2014.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on October 23, 2015.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on December 9, 2015.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on December 15, 2015.

(19)	incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on April 19, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOJO ORGANICS, INC.

Dated: March 24, 2017	By:	/s/Glenn Simpson
Glenn Simpson, Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Glenn Simpson	Director, Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)	March 24, 2017
Glenn Simpson

/s/Marianne Vignone	Controller (Principal Accounting Officer)	March 24, 2017
Marianne Vignone

PART IV - FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Mojo Organics, Inc.

We have audited the accompanying balance sheet of MOJO Organics, Inc. as of December 31, 2016, and the related statements of operations, changes in stockholders’ equity/deficit, and cash flows for the year then ended. MOJO Organics, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MOJO Organics, Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MSPC

Certified Public Accountants and Advisors,

A Professional Corporation

Cranford, New Jersey

March 24, 2017

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

February 15, 2016

Tinton Falls, NJ

Reply to: 730 Hope Road Tinton Falls NJ 07724 Phone: 732.676.4100 Fax: 732.676.4101

40 Bey Lea Road, Suite A101 Toms River NJ 08753 Phone: 732.349.6880 Fax: 732.349.1949

Member of CPAmerica International

www.CowanGunteski.com

MOJO ORGANICS, INC.
Statements of Operations
For the Years Ended December 31, 2016 and 2015

	2016	2015
Revenue	$1,331,552	$197,752

Cost of Revenue	741,898	551,847

Gross Profit (Loss)	589,654	(354,095)

Operating Expenses
Selling, general and administrative	1,858,089	1,851,251
License Settlement	—	(417,223)
Total Operating Expenses	1,858,089	1,434,028

Loss from Operations	(1,268,435)	(1,788,123)

Total Other Income	518	114

Loss Before Provision for Income Taxes	(1,267,917)	(1,788,009)

Provision for Income Taxes	—	—

Net Loss	$(1,267,917)	$(1,788,009)

Net loss per common share, basic and diluted	$(0.07)	$(0.10)

Basic and diluted weighted average number of common shares outstanding	18,192,787	17,154,855

The accompanying notes are an integral part of these financial statements.

MOJO ORGANICS, INC.
Balance Sheets
As of December 31, 2016 and 2015

ASSETS

	2016	2015
CURRENT ASSETS:
Cash and cash equivalents	$38,668	$15,442
Accounts receivable, net	29,872	6,636
Inventory	312,029	33,473
Supplier deposits	—	33,835
Prepaid expenses	29,709	10,350
Total Current Assets	410,278	99,736

PROPERTY AND EQUIPMENT, net	—	1,811

Security deposit	4,461	2,778

TOTAL ASSETS	$414,739	$104,325

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$39,329	$16,730
Accrued payroll to related parties	484,600	3,050
Total Current Liabilities	523,929	19,780

Commitments and Contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 10,000,000 shares authorized at $0.001 par value, no shares issued and outstanding	—	—
Common stock, 190,000,000 shares authorized at $0.001 par value, 18,380,326 and 17,309,590 shares issued and outstanding, at December 31, 2016 and December 31, 2015, respectively	18,380	17,309
Additional paid in capital	21,265,200	20,192,089
Accumulated deficit	(21,392,770)	(20,124,853)
Total Stockholders' Equity (Deficit)	(109,190)	84,545

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$414,739	$104,325

The accompanying notes are an integral part of these financial statements.

MOJO ORGANICS, INC.
Statements of Changes in Stockholders' Equity (Deficit)
For the Years Ended December 31, 2016 and 2015

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance, December 31, 2014	16,907,396	$16,907	$18,436,503	$(18,336,844)	$116,566

Issuance of restricted Common Stock and Warrants:
Private Placement	750,000	750	149,250	—	150,000
Directors and Employees, vest upon future performance	226,485	226	(226)	—	—
Advisors and Consultants	8,334	8	4,159	—	4,167
Advisors and Consultants, vest upon future performance	582,626	583	(583)	—	—
Stock cancelled from former director	(1,165,251)	(1,165)	1,165	—	—

Stock based compensation
Stock options	—	—	77,135	—	77,135
Restricted Common Stock vesting	—	—	1,089,654	—	1,089,654

Accrued payroll to related parties - forgiven	—	—	435,032	—	435,032

Net loss	—	—	—	(1,788,009)	(1,788,009)

Balance, December 31, 2015	17,309,590	$17,309	$20,192,089	$(20,124,853)	$84,545

Issuance of restricted Common Stock and Warrants:
Private Placement	964,286	965	336,535	—	337,500
Advisors and Consultants	106,450	106	48,345	—	48,451

Stock based compensation :
Stock options	—	—	45,097	—	45,097
Restricted Common Stock vesting	—	—	466,134	—	466,134

Accrued payroll to related parties - forgiven	—	—	177,000	—	177,000

Net loss	—	—	—	(1,267,917)	(1,267,917)

Balance, December 31, 2016	18,380,326	$18,380	$21,265,200	$(21,392,770)	$(109,190)

The accompanying notes are an integral part of these financial statements.

MOJO ORGANICS, INC.
Statements of Cash Flows
For the Years Ended December 31, 2016 and 2015

	2016	2015
Cash flows from operating activities:
Net loss	$(1,267,917)	$(1,788,009)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	458	1,512
Loss on disposal of property and equipment	1,102	807
Stock-based compensation - stock options	45,097	77,135
Stock and warrants issued to directors and employees	466,134	1,089,654
Stock and warrants issued to advisors and consultants	48,451	4,167
Bad debt expense	—	7,726
License agreement	—	(417,223)

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(23,236)	29,528
Decrease (increase) in inventory	(278,556)	411,855
Decrease (increase) in supplier deposits	33,835	(32,053)
Decrease (increase) in prepaid expenses	(19,359)	27,537
Increase in security deposit	(1,683)	(484)
Increase (decrease) in accounts payable and accrued expenses	22,850	(108,204)
Increase in accrued payroll to related parties	658,550	217,405
Net cash used in operating activities	(314,274)	(478,647)

Net cash used in investing activities:
Purchase of property and equipment	—	(1,527)
Net cash used in investing activities	—	(1,527)

Net cash from financing activities:
Sale of common stock, net	337,500	150,000
Net cash provided by financing activities	337,500	150,000

Net increase (decrease) in cash and cash equivalents	23,226	(330,174)

Cash and cash equivalents at beginning of period	15,442	345,616

Cash and cash equivalents at end of period	$38,668	$15,442

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accrued payroll to related parties converted to additional paid-in capital	$177,000	$435,032

The accompanying notes are an integral part of these financial statements.

MOJO ORGANICS, INC.

Notes to Financial Statements

December 31, 2016 and 2015

NOTE 1 – BUSINESS

Overview

MOJO Organics, Inc. (“MOJO” or the “Company”) was incorporated in the State of Delaware on August 2, 2007.  Headquartered in Jersey City, NJ, the Company engages in new product development, production, marketing, distribution and sales of beverage brands that are natural, USDA Organic and Non GMO Project Verified.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of December 31, 2016 and 2015 was zero and $3,000, respectively.

Inventories

Inventories, consisting solely of finished goods, are stated at the lower of cost (first-in, first-out method) or market. When necessary, the Company provides allowances to adjust the carrying value of its inventories to the lower of cost or net realizable value.

Supplier Deposits

Supplier Deposits consist of prepaid inventory for which the Company has not yet taken delivery.

Property and Equipment and Depreciation

Property and equipment are stated at cost.  Depreciation is computed using the straight line method over the estimated useful life of the respective assets.  Computer equipment is depreciated over a period of 3 years.  Computer software is depreciated over a one year period. Maintenance and repairs are charged to expense when incurred.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.

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

The following potentially dilutive securities have been excluded from the computation of weighted average shares outstanding for the years ended December 31, 2016 and 2015, as they would have had an anti-dilutive impact on the Company’s net loss per common share:

	2016	2015
Shares underlying options outstanding	620,000	620,000
Shares underlying warrants outstanding	3,096,919	2,614,776
Total	3,716,919	3,234,776

Income Taxes

The Company provides for income taxes under ASC topic 740, “Income Taxes,” which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. ASC Topic 740 also requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Tax returns for the years from 2010 to 2015 are subject to examination by tax authorities.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2016 and 2015, the Company had no accrued interest or penalties. The Company has had no Federal or state tax examinations in the past nor does it have any at the current time.

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

Fair value of financial instruments

The carrying amounts of financial instruments, which include cash, accounts receivable, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

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

Reclassifications

Certain amounts in the 2015 Financial Statements have been reclassified to conform to the presentation used in the 2016 Financial Statements.

NOTE 3 – INCOME TAX

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

The reconciliation of income taxes at the statutory rate of 34% to the provision for income taxes recorded in the Statements of Operations is as follows:

	Year ended December 31,
	2016	2015
Tax benefit at federal statutory rate	34.0%	34.0%
State tax expense, net of federal benefit	5.6	5.6
Change in valuation allowance	(39.6)	(39.6)
Effective tax rate	—	—

The reported provision for income tax differs from the amount computed by applying the statutory income tax rates to the loss before income tax as follows:

	Year ended December 31,
	2016	2015
Income tax expense at statutory rate	$(502,095)	$(708,052)
Valuation allowance	502,095	708,052
Income tax expense	$—	$—

Net deferred tax assets consist of the following components:

	As of December 31,
	2016	2015
Net operating loss carryover	$2,187,491	$1,889,053
Stock-based compensation	2,886,566	2,684,119
Deferred tax asset	5,074,057	4,573,172
Valuation allowance	(5,074,057)	(4,573,172)
Net deferred tax asset	$—	$—

An income tax benefit has not been recognized for operating losses generated in prior periods based on uncertainties concerning the ability to generate taxable income in future periods.  At December 31, 2016, the Company had available net operating loss carry-forwards of approximately $5,268,748 which expire in various years through the year ending December 31, 2036.  Utilization of the tax loss carry-forwards are not assured, however, because the Company has incurred significant operating losses.  As a result, the deferred income tax asset arising from these net operating loss carry-forwards and from other temporary differences are not recorded in the accompanying Balance Sheets.  Due to the uncertainty of the Company’s realization of this benefit, a valuation allowance was established to fully reserve such assets. The valuation allowance increased by $502,095 and $708,052 for the years ended December 31, 2016 and 2015, respectively.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On June 15, 2015, the Company entered into an Amended and Restated Employment Agreement (the "Simpson Agreement") with Glenn Simpson pursuant to which Mr. Simpson will continue to act as the Company's CEO and Chairman for a term of five (5) years as extended in consideration of (i) a base salary of $5,000 per month from June 2015 through September 2015 and then increasing to $18,500 per month, (ii) 1,544,737 shares of common stock of the Company, par value $0.001 (“Common Stock”) to be issued to Mr. Simpson upon the Company generating revenue of $3,000,000 during any 12 month period during the term (the “Simpson Shares”) and (iii) an annual bonus comprised of cash and Common Stock based on performance goals established by the Board of Directors of the Company as set forth in the Simpson Agreement.  The cash bonus is established at 20% of the annual salary. The stock bonus is set at 200,000 shares of Common Stock per year through December 31, 2021 based upon revenue performance goals. The revenue goals range from $900,000 to $19,200,000 per year. The bonus awards may be accelerated should revenue exceed the annual target amounts. On December 15, 2015, the Company and Mr. Simpson entered into an amendment to the Simpson Agreement increasing the Simpson Shares by 337,500.

On June 15, 2015, the Company entered into an Amended and Restated Employment Agreement (the "Spinner Agreement") with Peter Spinner pursuant to which Mr. Spinner will continue to act as the Company's COO for a term of five (5) years as extended in consideration of (i) a base salary of $8,000 per month from June 2015 through September 2015 and then increasing to $16,000 per month, (ii) 252,632 shares of common stock of the Company to be issued to Mr. Spinner upon the Company generating revenue of $3,000,000 during any 12 month period during the term (the “Spinner Shares”) and (iii) an annual bonus comprised of cash and Common Stock based on performance goals established by the Board of Directors of the Company as set forth in the Spinner Agreement.  The cash bonus is established at 20% of the annual salary. The revenue goals range from $900,000 to $19,200,000 per year. The bonus awards may be accelerated should revenue exceed the annual target amounts. On December 15, 2015, the Company and Mr. Spinner entered into an amendment to the Spinner Agreement increasing the number of Spinner Shares by 345,000. The Company amended the Spinner Agreement effective December 31, 2016 by reducing the stock bonus shares in the Spinner Agreement by 1,500,000 shares.

As of December 31, 2016, the revenue goals pursuant to the Simpson Agreement and the Spinner Agreement for the years ended December 31, 2016 and 2017 were met. As a result, Mr. Simpson and Mr. Spinner each earned the cash bonus for the years ended December 31, 2016 and December 31, 2017. In addition, Mr. Simpson earned the stock bonus for the years ended December 31, 2016 and 2017. Accordingly, the accompanying financial statements include charges to income for cash and stock bonus of $165,600 and $160,000, respectively. As of December 31, 2016, neither the cash nor the stock bonuses had been paid.

Lease Commitment

The Company maintains office space in Jersey City, New Jersey. The Company leases the space from a third-party pursuant to a lease agreement dated September 15, 2016 at a rate of $2,230 per month.  The lease agreement was terminated on February 28, 2017. The Company signed a new lease agreement for the period March 1, 2017 to February 28, 2018. The new rent under this agreement is $2,259 per month. Lease expense amounted to $25,021 and $20,982 for the years ended December 31, 2016 and 2015, respectively.

Licensing Agreement

On March 27, 2015, pursuant to the terms of a license agreement, the Company was provided with written notice of termination effective September 27, 2015. The notice demanded payment by the Company of liquidated damages and royalties. On May 29, 2015, the parties settled the termination terms of the license agreement via letter agreement. The accompanying statement of operations for the year ended December 31, 2015 reflects income of $417,223, representing the reversal of accrued royalties offset by the final termination settlement amount of $90,000.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company has authorized 190,000,000 shares of Common Stock and 10,000,000 shares of preferred stock (“Preferred Stock”), each having a par value of $0.001.

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

Private Placement Offerings

On January 20, 2016, the Company approved a subscription agreement (the “2016 Subscription”) whereby shares of Common Stock were offered to accredited investors for $0.35 per share. For every two shares purchased, the investor will receive a warrant to acquire one share of Common Stock at an exercise price of $0.70 per share exercisable for a period of two years from the date of issuance. As of February 12, 2016, the Company received proceeds of $337,500 from the 2016 Subscription for a total Common Stock and warrant issuance of 964,286 and 482,143 shares, respectively.

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

In June 2015, the Company awarded 2,023,854 shares of Common Stock to its officers and employees. The Company issued 226,485 shares in August 2015, which shares will vest upon the Company reaching a $3,000,000 revenue threshold during any twelve month period. The balance of 1,797,369 shares will be issued and will vest upon the Company reaching a $3,000,000 revenue threshold during any twelve month period. In December 2015, the Company awarded 682,500 shares of Common Stock to its officers and employees. These shares will be issued and will vest upon the Company reaching a $3,000,000 revenue threshold during any twelve month period. See Note 8 to the Notes to Financial Statements.

A summary of the restricted stock issuances to directors, executive officers and employees is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested share balance, January 1, 2015	6,091,992	$1.07
Granted	809,111	0.34
Vested	(1,525,546)	1.32
Forfeited	(1,165,251)	1.40
Unvested share balance, December 31, 2015	4,210,306	$0.75
Granted	—	—
Vested	(1,901,193)	1.33
Forfeited	—	—
Unvested share balance, December 31, 2016	2,309,113	$0.21

In connection with the issuance of restricted stock, the Company recorded share-based compensation expense of $466,134 and $1,089,654 for the years ended December 31, 2016 and 2015, respectively.   As of December 31, 2016, there was $1,308,437 of unrecognized compensation expense related to unvested share-based compensation which vests only upon the achievement of certain performance criteria.

Stock Warrants

Warrants to purchase 1,500,000 shares of Common Stock were issued as part of the 2015 Subscription at a price of $0.40 per share. The warrants are exercisable for five years from the date of issuance.

The following table summarizes warrant activity during the period:

Number of Warrants
Outstanding at January 1, 2015	1,114,776
Issued in connection with the 2015 Subscription	1,500,000
Outstanding at December 31, 2015	2,614,776
Issued in connection with the 2016 Subscription	482,143
Outstanding at December 31, 2016	3,096,919
Exercisable at December 31, 2016	3,096,919

Advisory Services

On October 3, 2013, the Company entered into an agreement with Ian Thompson for strategic business advisory services, public relations services and investor relations services with Ian Thompson.  In connection with this agreement, the Company issued 167,204 shares of restricted Common Stock and recorded consulting fees of $501,612 during 2013, which was the fair market value of the stock on the date of issue.  The stock is vested; however it is restricted from trading. Ian Thompson was also issued 200,000 shares of restricted Common Stock, which was to vest quarterly based upon the Company reaching certain market capitalization and revenue goals, in addition to providing the above services, with the last tranche vesting scheduled to vest on June 30, 2014. Consulting fees amounting to $105,000 and $280,000 were recorded in 2014 and 2013, respectively, related to the 200,000 shares of Common Stock.  Throughout the term of the agreement, the Company requested that Ian Thompson to render performance under the agreement and to provide evidence of same. Ian Thompson failed to perform in all material respects under the terms of the agreement and refused to provide evidence.

On June 27, 2014, the Company terminated the agreement.  The Company is taking all necessary steps for the cancellation of the 367,204 shares, due to lack of delivery of consideration and material breach of the agreement.

NOTE 6 – STOCK OPTIONS

In June 2015, the Company granted a director of the Company stock options to purchase 35,000 shares of Common Stock pursuant to the 2012 Plan. The exercise price is $0.255 per share and the options are exercisable in four equal tranches in December 2015, June 2016, December 2016 and June 2017. They expire in June 2020.

The following table summarizes stock option activity under the Plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, January 1, 2015	830,000	$0.714	3.4
Granted	35,000	$0.255	5.0
Expired	(210,000)	$2.070	—
Forfeited	(35,000)	$0.255	3.7
Outstanding, December 31, 2015	620,000	$0.255	3.7
Granted	—	—	—
Expired	—	—	—
Forfeited	—	—	—
Outstanding, December 31, 2016	620,000	$0.255	2.7
Exercisable, December 31, 2016	611,250	$0.255	2.7

During the years ended December 31, 2016 and 2015, compensation expense of $45,097 and $77,135, respectively, was recorded. As of December 31, 2016, there was $1,330 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized in 2017.

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2016 and 2015 was $89,900 and $151,900, respectively.  Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.40 and $0.50 as of December 31, 2016 and 2015, respectively, and the exercise price multiplied by the number of options outstanding.

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued for the years ended December 31, 2015:

2015
Volatility	207%
Expected term (years)	5
Risk-free interest rate	1.71%
Dividend yield	0%

The exercise price on the grant date in relation to the market price during 2015 is as follows:

2015
Exercise price lower than market price	$—

Exercise price equal to market price	$—

Exercise price exceeded market price	$0.165

NOTE 7 – CONCENTRATIONS

Major Customers

During the year ended December 31, 2016, the Company had two customers that accounted for approximately 45% and 16% of revenue. Accounts receivable at December 31, 2016 from these two customers amounted to $12,494 and zero, respectively. For the year ended December 31, 2015, there were no major customers accounting for more than 10% of total revenue.

Major Suppliers

During the year ended December 31, 2016, the Company purchased its inventory from a single supplier. The Company has established relationships with other suppliers which management believes could meet its needs on similar terms. Accounts payable at December 31, 2016 to this supplier was zero. At December 31, 2016, the supplier owed the Company $14,381, which amount was included in prepaid expenses.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of December 31, 2016, accrued payroll of $484,600 was payable to the Chief Executive Officer (the “CEO”) and the Chief Operating Officer (the “COO”). This amount included unpaid bonus as well as unpaid salary. As of December 31, 2015, accrued payroll of $3,050 was payable to the CEO, COO and Controller (and Principal Accounting Officer) of the Company.

During 2016, the CEO and the COO forgave unpaid salary due to them of $96,000 and $81,000, respectively. During 2015, the CEO, the COO and the Controller of the Company forgave unpaid salary due to them of $307,000, $85,000, and $43,032, respectively. This resulted in increases to additional paid in capital of $177,000 and $435,032 for the years ended December 31, 2016 and 2015, respectively.

In January 2016, the Company sold 285,715 shares of Common Stock and warrants to purchase 142,857 shares of Common Stock at $0.70 per share to Wyatts Torch Equity Partners, LP (“Wyatts”) for $100,000 pursuant to the 2016 Subscription. The managing member of Wyatts is the COO of the Company, as well as a Director of the Company.

In August 2015, the Company issued its Controller 226,485 shares of Common Stock of the Company in consideration of her previous and continued services as Controller of the Company. These shares will vest upon the Company generating revenue of $3,000,000 during any twelve month period on or prior to June 26, 2025.

Also in August 2015, the Company entered into the 2015 Subscription with Wyatts for the sale of 750,000 shares of Common Stock for $150,000 and warrants to purchase 1,500,000 shares of Common Stock at $0.40 per share. See Note 5 for further discussion.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events,” the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of December 31, 2016. In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

On March 3, 2017, the Company entered into an Amended and Restated Employment Agreement with Peter Spinner, reducing the eligible bonus shares by 1,500,000 shares.

In connection with two private placement offerings in March 2014, investors received one purchase warrant at $0.91 per share for each share of Common Stock purchased. The warrants issued to Wyatts were incorrectly calculated. On March 6, 2017, the Company issued warrants to purchase 915,447 shares of Common Stock at $0.91 per share to Wyatts to correct for this error. There was no financial impact resulting from this warrant understatement other than an understatement of potentially dilutive shares.

