Form 10-Q
period 2017-03-31
MOJO Organics, Inc.
filed 2017-05-01
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2017

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

Yes  ☐  No  ☒

On May 1, 2017, there were 22,768,576 shares of the registrant's common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

ii

MOJO ORGANICS, INC.
Condensed Balance Sheets
As of March 31, 2017 and December 31, 2016

ASSETS

	March 31, 2017 (unaudited)	December 31, 2016
CURRENT ASSETS:
Cash and cash equivalents	$11,215	$38,668
Accounts receivable, net	58,748	29,872
Inventory	271,130	312,029
Supplier deposits	75,670	—
Prepaid expenses	7,203	29,709
Total Current Assets	423,966	410,278
Security deposit	4,461	4,461
TOTAL ASSETS	$428,427	$414,739

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$62,262	$39,329
Accrued payroll to related parties	588,100	484,600
Total Current Liabilities	650,362	523,929

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000,000 shares authorized at $0.001 par value, no shares issued and outstanding	—	—
Common stock, 190,000,000 shares authorized at $0.001 par value, 18,380,326 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	18,380	18,380
Additional paid in capital	21,265,926	21,265,200
Accumulated deficit	(21,506,241)	(21,392,770)
Total Stockholders' Deficit	(221,935)	(109,190)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$428,427	$414,739

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Operations
For the Three Months Ended March 31, 2017 and 2016
(unaudited)

	2017	2016
Revenue	$241,960	$250,712

Cost of Revenue	143,794	146,134

Gross Profit	98,166	104,578

Operating Expenses
Selling, general and administrative	213,817	486,140
Total Operating Expenses	213,817	486,140

Loss from Operations	(115,651)	(381,562)

Other Income	2,180	—

Loss Before Provision for Income Taxes	(113,471)	(381,562)

Provision for Income Taxes	—	—

Net Loss	$(113,471)	$(381,562)

Net loss per common share, basic and diluted	$(0.01)	$(0.02)

Basic and diluted weighted average number of common shares outstanding	18,380,326	17,889,257

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2017 and 2016
(unaudited)

	2017	2016
Cash flows from operating activities:
Net loss	$(113,471)	$(381,562)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation - stock options	726	18,810
Stock and warrants issued to directors and employees	—	231,984

Changes in assets and liabilities:
Increase in accounts receivable	(28,876)	(213,855)
Decrease (increase) in inventory	40,899	(59,699)
Increase in supplier deposits	(75,670)	(18,419)
Decrease in prepaid expenses	22,506	7,330
Increase in accounts payable and accrued expenses	22,933	24,226
Increase in accrued payroll to related parties	103,500	92,450
Net cash used in operating activities	(27,453)	(298,735)

Net cash from financing activities:
Sale of common stock, net	—	337,500
Net cash provided by financing activities	—	337,500

Net (decrease) increase in cash and cash equivalents	(27,453)	38,765

Cash and cash equivalents at beginning of period	38,668	15,442

Cash and cash equivalents at end of period	$11,215	$54,207

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accrued payroll to related parties converted to additional paid-in capital	$—	$95,500

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Changes in Stockholders' Deficit
For the Three Months Ended March 31, 2017
(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2016	18,380,326	$18,380	$21,265,200	$(21,392,770)	$(109,190)

Stock based compensation
Stock options	—	—	726	—	726

Net loss	—	—	—	(113,471)	(113,471)

Balance, March 31, 2017	18,380,326	$18,380	$21,265,926	$(21,506,241)	$(221,935)

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.

Notes to Condensed Financial Statements

March 31, 2017

NOTE 1 – BUSINESS

Overview

MOJO Organics, Inc. (“MOJO” or the “Company”) was incorporated in the State of Delaware on August 2, 2007. Headquartered in Jersey City, NJ, the Company engages in new product development, production, marketing, distribution and sales of beverage brands that are natural, USDA Organic and Non GMO Project verified.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q  and article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited interim condensed financial statements included in this document have been prepared on the same basis as the annual audited financial statements, and in the Company’s opinion, reflect all adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2017 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2016 included in the Company’s Annual  Report on Form 10-K.

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

Cash and Cash Equivalents

Cash equivalents include investment instruments and time deposits purchased with a maturity of three months or less. As of March 31, 2017 and December 31, 2016, the Company did not have any cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of March 31, 2017 and December 31, 2016 was zero.

Inventories

Inventories, consisting solely of finished goods, are stated at the lower of cost (first-in, first-out method) or market. When necessary, the Company provides allowances to adjust the carrying value of its inventories to the lower of cost or net realizable value.

Supplier Deposits

Supplier Deposits consist of payments to manufacturers for future production.

Revenue Recognition

Revenue from sales of products is recognized when persuasive evidence of an arrangement exists, delivery of products has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Costs incurred for sales incentives and discounts are accounted for as a reduction in revenue.

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

The following potentially dilutive securities have been excluded from the computation of weighted average shares outstanding for the three months ended March 31, 2017 and 2016, as they would have had an anti-dilutive impact on the Company’s net loss per common share:

	2017	2016
Shares underlying options outstanding	620,000	620,000
Shares underlying warrants outstanding	4,012,366	3,096,919
Total	4,632,366	3,716,919

Income Taxes

The Company provides for income taxes using the asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2017 and December 31, 2016, the Company had no accrued interest or penalties. The Company has had no Federal or state tax examinations in the past nor does it have any at the current time.

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

Fair value of financial instruments

The carrying amounts of financial instruments, which include cash, accounts receivable, accounts payable, accrued expenses and debt obligations, approximate their fair values due to their short-term nature.

New Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Reclassifications

Certain amounts in the March 31, 2016 Financial Statements have been reclassified to conform to the presentation used in the March 31, 2017 Financial Statements.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On June 15, 2015, the Company entered into an Amended and Restated Employment Agreement (the "Simpson Agreement") with Glenn Simpson pursuant to which Mr. Simpson will continue to act as the Company's Chief Executive Officer (“CEO”) and Chairman for a term of five (5) years as extended in consideration of (i) a base salary of $5,000 per month from June 2015 through September 2015 and then increasing to $18,500 per month, (ii) 1,544,737 shares of common stock of the Company to be issued to Mr. Simpson upon the Company generating revenue of $3,000,000 during any consecutive twelve month period during the term (the “Simpson Shares”) and (iii) an annual bonus comprised of cash and Common Stock based on performance goals established by the Board of Directors of the Company as set forth in the Simpson Agreement.  The cash bonus is established at 20% of the annual salary. The stock bonus is set at 200,000 shares of Common Stock per year through December 31, 2021 based upon revenue performance goals. The revenue goals range from $900,000 to $19,200,000 per year. The bonus awards may be accelerated should revenue exceed the annual target amounts. On December 15, 2015, the Company and Mr. Simpson entered into an amendment to the Simpson Agreement increasing the Simpson Shares by 337,500.

On June 15, 2015, the Company entered into an Amended and Restated Employment Agreement (the "Spinner Agreement") with Peter Spinner pursuant to which Mr. Spinner will continue to act as the Company's Chief Operating Officer (“COO”) for a term of five (5) years as extended in consideration of (i) a base salary of $8,000 per month from June 2015 through September 2015 and then increasing to $16,000 per month, (ii) 252,632 shares of common stock of the Company to be issued to Mr. Spinner upon the Company generating revenue of $3,000,000 during any consecutive twelve month period during the term (the “Spinner Shares”) and (iii) an annual bonus comprised of cash and Common Stock based on performance goals established by the Board of Directors of the Company as set forth in the Spinner Agreement.  The cash bonus is established at 20% of the annual salary. The stock bonus is set at 375,000 shares of Common Stock per year through December 31, 2018 and 200,000 shares of Common Stock per year from 2019 through December 31, 2021 based upon revenue performance goals. The revenue goals range from $900,000 to $19,200,000 per year. The bonus awards may be accelerated should revenue exceed the annual target amounts. On December 15, 2015, the Company and Mr. Spinner entered into an amendment to the Spinner Agreement increasing the number of Spinner Shares by 345,000.

On March 3, 2017, the Company amended the Spinner Agreement, reducing the eligible bonus shares by 1,500,000.

Lease Commitment

The Company maintains office space in Jersey City, New Jersey. The Company leases the space from a third-party pursuant to a lease agreement dated September 15, 2016 at a rate of $2,230 per month.  The lease agreement was terminated on February 28, 2017. The Company signed a new lease agreement for the period March 1, 2017 to February 28, 2018. The new rent under this agreement is $2,259 per month. Lease expense amounted to $8,146 and $5,389 for the three months ended March 31, 2017 and 2016, respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY

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

A summary of the restricted stock issuances to directors, executive officers and employees is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested share balance, January 1, 2016	4,210,306	$0.75
Granted	—	—
Vested	(1,901,193)	1.33
Forfeited	—	—
Unvested share balance, December 31, 2016	2,309,113	$0.21
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested share balance, March 31, 2017	2,309,113	$0.21

In connection with the issuance of restricted stock, the Company recorded no share-based compensation expense for the three months ended March 31, 2017 and $231,984 for the three months ended March 31, 2016.  As of March 31, 2017, there was $490,426 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation which vests only upon the achievement of certain performance criteria.

Stock Warrants

In connection with two private placement offerings in March 2014 (the “2014 Offerings”), investors received one purchase warrant at $0.91 per share for each share of Common Stock purchased. The warrants issued to Wyatts Torch Equity Partners, LP (“Wyatts”) were incorrectly calculated. On March 6, 2017, the Company issued warrants to purchase 915,447 shares of Common Stock at $0.91 per share to Wyatts to correct for this error. There was no financial impact resulting from this warrant understatement other than an understatement of potentially dilutive shares.

In connection with the 2016 Subscription, warrants to purchase 482,143 shares of Common Stock were issued at a price of $0.70 per share and are exercisable for a period of two years from the date of issuance.

The following table summarizes warrant activity during the period:

Outstanding at January 1, 2016	2,614,776
Issued in connection with the 2016 Subscription	482,143
Outstanding at December 31, 2016	3,096,919
Issued in connection with the 2014 Offerings	915,447
Outstanding at March 31, 2017	4,012,366
Exercisable at March 31, 2017	4,012,366

Advisory Services

On October 3, 2013, the Company entered into an agreement with Ian Thompson for strategic business advisory services, public relations services and investor relations services with Ian Thompson.  In connection with this agreement, the Company issued 167,204 shares of restricted Common Stock and recorded consulting fees of $501,612 during 2013, which was the fair market value of the stock on the date of issue.  The stock is vested; however it is restricted from trading. Ian Thompson was also issued 200,000 shares of restricted Common Stock, which was to vest quarterly based upon the Company reaching certain market capitalization and revenue goals, in addition to providing the above services, with the last tranche vesting scheduled to vest on June 30, 2014. Consulting fees amounting to $105,000 and $280,000 were recorded in 2014 and 2013, respectively, related to the 200,000 shares of Common Stock.  Throughout the term of the agreement, the Company requested that Ian Thompson render performance under the agreement and to provide evidence of same. Ian Thompson failed to perform in all material respects under the terms of the agreement and refused to provide evidence.

On June 27, 2014, the Company terminated the agreement.  The Company is taking all necessary steps for the cancellation of the 367,204 shares, due to lack of delivery of consideration and material breach of the agreement.

NOTE 5 – STOCK OPTIONS

During the three months ended March 31, 2017 and 2016, compensation expense related to stock options of $726 and $18,809, respectively, was recorded. As of March 31, 2017, there was $604 of total unrecognized compensation cost related to non-vested stock options. That remaining cost is expected to be recognized by June 30, 2017.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of March 31, 2017, accrued payroll of $588,100 was payable to the CEO and the COO of the Company. This amount included unpaid salary as well as unpaid bonus. As of December 31, 2016, accrued payroll of $484,600 was payable to the CEO and COO, and such amount included unpaid salary as well as unpaid bonus.

During 2016, the CEO and the COO forgave unpaid salary due to them of $96,000 and $81,000, respectively.

In January 2016, the Company sold 285,715 shares of Common Stock and warrants to purchase 142,857 shares of Common Stock at $0.70 per share to Wyatts for $100,000 pursuant to the 2016 Subscription. The managing member of Wyatts is the COO of the Company, as well as a Director of the Company.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events,” the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2017. In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

On April 6, 2017, the Company amended the Simpson Agreement. Effective April 1, 2017, Mr. Simpson will no longer be paid at a rate of $22,000 per month. He has agreed to a reduction in salary to $5,000 per month payable in cash and the right to receive 67,000 shares of restricted Common Stock per month. These restricted shares have no voting rights, are not eligible for dividends and are non-transferable. The restriction shall be lifted only upon the generation of $3,000,000 in revenue by the Company during a consecutive twelve month period. The Company also granted immediately exercisable stock options to purchase 995,546 shares of Common Stock at the fair market value on the date of grant of $0.16 per share.

On April 6, 2017, the Company amended the Spinner Agreement. Effective April 1, 2017, Mr. Spinner will no longer be paid at a rate of $18,500 per month. He has agreed to a reduction in salary to $5,000 per month payable in cash and the right to receive 55,000 shares of restricted Common Stock per month. These restricted shares have no voting rights, are not eligible for dividends and are non-transferable. The restriction shall be lifted only upon the generation of $3,000,000 in revenue by the Company during a consecutive twelve month period. The Company also granted immediately exercisable stock options to purchase 861,013 shares of Common Stock at the fair market value on the date of grant of $0.16 per share.

The CEO and COO also agreed to receive shares of restricted Common Stock as payment for amounts owed to them as of March 31, 2017. They also agreed to receive shares of restricted Common Stock as payment for their cash salary for April 2017. On May 1, 2017, the Company issued 2,165,750 and 1, 822,500 shares of restricted Common Stock to the CEO and COO, respectively. Additionally, the Company issued 400,000 shares of restricted Common Stock to Mr. Simpson as payment for his stock bonus earned in 2016. All of the aforementioned shares issued have no voting rights, are not eligible for dividends and are non-transferable. The restrictions shall be lifted only upon the generation of $3,000,000 in revenue by the Company during a consecutive twelve month period. These issuances served, in part, as payment in full of the accrued payroll balance of $588,100 at March 31, 2017.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Critical Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing the three months ended March 31, 2017 to March 31, 2016.

•	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

Results of Operations

Three Months Ended March 31, 2017 and 2016

Revenue

During the three months ended March 31, 2017, the Company reported revenue of $241,960, a decrease of $8,752 over revenue of $250,712 for the three months ended March 31, 2016.

Cost of Revenue

Cost of revenue includes finished goods purchase costs, production costs, raw material costs and freight in costs. Also included in cost of revenue are adjustments made to inventory carrying amounts, including markdowns to market.

For the three months ended March 31, 2017, cost of revenue was $143,794 or 59% of revenue. For the three months ended March 31, 2016, cost of revenue was $146,134 or 58% of revenue.

Operating Expenses

For the three months ended March 31, 2017, operating expenses were $213,817, a decrease of $272,323 over operating expenses of $486,140 for the three months ended March 31, 2016.

This decrease in operating expenses was primarily comprised of a decrease in stock-based compensation costs of $250,067 and a decrease in selling costs of $23,250. Stock-based compensation costs to directors and employees, which consist of charges to income for vesting in connection with restricted stock issuances, stock options and warrants, were $726 for the three months ended March 31, 2017 compared to $250,793 for the three months ended March 31, 2016. Selling expenses, including freight and delivery expenses, broker fees and outside sales fees were $52,195 for the three months ended March 31, 2017 compared to $75,445 for the three months ended March 31, 2016.

Liquidity and Capital Resources

Liquidity

As of March 31, 2017, the Company had a working capital deficiency of $226,396. Net cash used in operating activities was $27,453 for the three months ended March 31, 2017, a decrease of $271,282 over net cash used in operating activities for the three months ended March 31, 2016. Net cash provided by financing activities was zero for the three months ended March 31, 2017 compared to $337,500 for the three months ended March 31, 2016.

As a result of the settlement and subsequent payment of accrued payroll through restricted stock equity issuances in April 2017, the Company’s liabilities were reduced by $588,100. As discussed in Note 9 to the Notes to Condensed Financial Statements, the issuances are restricted, non-transferable, non-voting, and not eligible for dividends. The restriction will be lifted when the Company generates over $3,000,000 in revenue in a consecutive twelve month period. If these issuances had occurred on March 31, 2017, the Company’s working capital would have been in excess of $350,000 and not a deficit of $226,396.

Working Capital Needs

Our working capital requirements increase as demand grows for our products. If during the next twelve months the Company requires additional working capital, it may seek to raise funds.  Financing transactions may include the issuance of equity or debt securities or obtaining credit facilities.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of March 31, 2017.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

MOJO ORGANICS, INC.

Dated: May 1, 2017	By:	/s/ Glenn Simpson
Glenn Simpson, Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)

