Form 10-Q
period 2017-06-30
MOJO Organics, Inc.
filed 2017-08-15
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2017

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

i

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

On August 15, 2017, there were 26,181,781 shares of the registrant's common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

iii

MOJO ORGANICS, INC.
Condensed Balance Sheets
As of June 30, 2017 and December 31, 2016
(unaudited)

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,924	$38,668
Accounts receivable	149,443	29,872
Inventory	290,663	312,029
Prepaid expenses	18,227	29,709
Total Current Assets	471,257	410,278

Security deposit	4,518	4,461

TOTAL ASSETS	$475,775	$414,739

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$113,437	$39,329
Accrued payroll to related parties	36,514	484,600
Total Current Liabilities	149,951	523,929

Commitments and Contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 10,000,000 shares authorized at $0.001 par value, no shares issued and outstanding	—	—
Common stock, 190,000,000 shares authorized at $0.001 par value, 25,492,445 and 18,380,326 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	25,492	18,380
Additional paid in capital	22,718,901	21,265,200
Accumulated deficit	(22,418,569)	(21,392,770)
Total Stockholders' Equity (Deficit)	325,824	(109,190)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$475,775	$414,739

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Operations
For the Six Months Ended June 30, 2017 and 2016
(unaudited)

	2017	2016
Revenue	$586,037	$662,515

Cost of Revenue	369,505	383,626

Gross Profit	216,532	278,889

Operating Expenses
Selling, general and administrative	1,244,511	1,008,265
Total Operating Expenses	1,244,511	1,008,265

Loss from Operations	(1,027,979)	(729,376)

Other Income (Expense)	2,180	(698)

Loss Before Provision for Income Taxes	(1,025,799)	(730,074)

Provision for Income Taxes	—	—

Net Loss	$(1,025,799)	$(730,074)

Net loss per common share, basic and diluted	$(0.05)	$(0.04)

Basic and diluted weighted average number of common shares outstanding	20,700,686	18,081,565

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Operations
For the Three Months Ended June 30, 2017 and 2016
(unaudited)

	2017	2016
Revenue	$344,077	$411,803

Cost of Revenue	225,711	237,492

Gross Profit	118,366	174,311

Operating Expenses
Selling, general and administrative	1,030,694	522,125
Total Operating Expenses	1,030,694	522,125

Loss from Operations	(912,328)	(347,814)

Other Expense	—	(698)

Loss Before Provision for Income Taxes	(912,328)	(348,512)

Provision for Income Taxes	—	—

Net Loss	$(912,328)	$(348,512)

Net loss per common share, basic and diluted	$(0.04)	$(0.02)

Basic and diluted weighted average number of common shares outstanding	22,995,547	18,273,876

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2017 and 2016
(unaudited)

	2017	2016
Cash flows from operating activities:
Net loss	$(1,025,799)	$(730,074)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation - stock options	214,690	37,618
Stock portion of compensation paid in restricted Common Stock	70,760	—
Accrued payroll settled through issuance of restricted Common Stock	598,100	—
Stock and warrants issued to directors and employees	577,263	463,970

Changes in assets and liabilities:
Increase in accounts receivable	(119,571)	(175,622)
Decrease (increase) in inventory	21,366	(194,072)
Increase in supplier deposits	—	(19,493)
Decrease in prepaid expenses	11,425	5,656
Increase in accounts payable and accrued expenses	74,108	56,165
Increase in accrued payroll to related parties	(448,086)	214,628
Net cash used in operating activities	(25,744)	(341,224)

Net cash from financing activities:
Sale of common stock, net	—	337,500
Net cash provided by financing activities	—	337,500

Net decrease in cash and cash equivalents	(25,744)	(3,724)

Cash and cash equivalents at beginning of period	38,668	15,442

Cash and cash equivalents at end of period	$12,924	$11,718

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Taxes paid	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statement of Changes in Stockholders' Equity (Deficit)
For the Six Months Ended June 30, 2017
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance, December 31, 2016	18,380,326	$18,380	$21,265,200	$(21,392,770)	$(109,190)

Stock-based compensation
Stock options	—	—	214,690	—	214,690
Issuance of restricted Common Stock for stock portion of compensation	366,000	366	70,394	—	70,760
Accrued payroll settled through issuance of restricted Common Stock	3,138,125	3,138	594,962	—	598,100
Issuance of restricted Common Stock for bonuses	2,479,869	2,480	394,283	—	396,763
Issuance of restricted Common Stock to related parties	1,128,125	1,128	179,372	—	180,500

Net loss	—	—	—	(1,025,799)	(1,025,799)

Balance, June 30, 2017	25,492,445	$25,492	$22,718,901	$(22,418,569)	$325,824

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.

Notes to Condensed Financial Statements

June 30, 2017

NOTE 1 – BUSINESS

Overview

MOJO Organics, Inc. (“MOJO” or the “Company”) was incorporated in the State of Delaware on August 2, 2007. Headquartered in Jersey City, NJ, the Company engages in new product development, production, marketing, distribution and sales of beverage brands that are natural, USDA Organic and Non GMO Project Verified.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q  and article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited interim condensed financial statements included in this document have been prepared on the same basis as the annual audited financial statements, and in the Company’s opinion, reflect all adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the six months ended June 30, 2017 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2016 included in the Company’s Annual  Report on Form 10-K.

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

Cash and Cash Equivalents

Cash equivalents include investment instruments and time deposits purchased with a maturity of three months or less. As of June 30, 2017 and December 31, 2016, the Company did not have any cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of June 30, 2017 and December 31, 2016 was zero.

Inventories

Inventories, consisting solely of finished goods, are stated at the lower of cost (first-in, first-out method) or net realizable value (“NRV”). When necessary, the Company provides allowances to adjust the carrying value of its inventories to the lower of cost or NRV.

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

Net Loss Per Common Share

Basic EPS is computed by dividing the loss available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods.

The following potentially dilutive securities have been excluded from the computation of weighted average shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss per common share:

	For the Six Months Ended June 30,
	2017	2016
Shares underlying options outstanding	1,491,865	620,000
Shares underlying warrants outstanding	3,683,614	3,096,919
Total	5,175,479	3,716,919

	For the Three Months Ended June 30,
	2017	2016
Shares underlying options outstanding	2,354,149	620,000
Shares underlying warrants outstanding	4,012,366	3,096,919
Total	6,366,515	3,716,919

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2017 and December 31, 2016, the Company had no accrued interest or penalties. The Company has had no Federal or state tax examinations in the past nor does it have any at the current time.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09. Revenue from Contracts with Customers (Topic 606), which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition. The ASC is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year. The new guidance will be effective for public companies for annual periods beginning after December 15, 2017. The ASU permits application of the new revenue recognition guidance to be applied using one of two retrospective application methods. The Company has not yet determined which application method it will use or the potential effects of the new standard on the financial statements, if any. The Company is currently assessing the impacts this new standard will have on its financial statements.

Reclassifications

Certain amounts in the June 30, 2016 Financial Statements have been reclassified to conform to the presentation used in the June 30, 2017 Financial Statements.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On April 6, 2017, the Company entered into Amended and Restated Employment Agreements with Mr. Glenn Simpson (the “Simpson Agreement”), the Company’s Chairman and Chief Executive Officer (the “CEO”) and Mr. Peter Spinner (the “Spinner Agreement”), the Company’s Chief Operating Officer (the “COO”). The Simpson Agreement and the Spinner Agreement were effective April 1, 2017 and have eight year terms.

Pursuant to the Simpson Agreement, Mr. Simpson will be paid a salary of $5,000 per month in cash and the right to receive 67,000 shares of restricted Common Stock per month. These shares have no voting rights, are not eligible for dividends and are non-transferable unless the restriction is lifted. The restriction shall be lifted only upon the generation of $3,000,000 in revenue by the Company during a consecutive twelve month period. Additionally, Mr. Simpson is entitled to an annual bonus comprised of cash and Common Stock based on performance goals established by the Board of Directors of the Company as set forth in the Simpson Agreement.  The cash bonus is established at $44,400 per year. The stock bonus is set at 200,000 shares of Common Stock per year through December 31, 2025 based upon revenue performance goals. The revenue goals range from $2,400,000 to $19,200,000 per year. The bonus awards may be accelerated should revenue exceed the annual target amounts.

Pursuant to the Spinner Agreement, Mr. Spinner will be paid a salary of $5,000 per month in cash and the right to receive 55,000 shares of restricted Common Stock per month. These shares have no voting rights, are not eligible for dividends and are non-transferable unless the restriction is lifted. The restriction shall be lifted only upon the generation of $3,000,000 in revenue by the Company during a consecutive twelve month period. Additionally, Mr. Spinner is entitled to an annual bonus comprised of cash and Common Stock based on performance goals established by the Board of Directors of the Company as set forth in the Spinner Agreement.  The cash bonus is established at $38,400 per year. The stock bonus is set at 200,000 shares of Common Stock per year beginning in the year 2020 through December 31, 2025 based upon revenue performance goals. The revenue goals range from $5,200,000 to $19,200,000 per year. The bonus awards may be accelerated should revenue exceed the annual target amounts.

Mr. Simpson was issued a one-time stock bonus equal to 1,882,237 shares of restricted Common Stock and stock options to purchase 995,546 shares of Common Stock at $0.16 per shares as part of the Simpson Agreement. The restricted shares have no voting rights, are not eligible for dividends and are non-transferable. The restriction shall be lifted only upon the generation of $3,000,000 in revenue by the Company during a consecutive twelve month period. See Notes 4 and 5.

Mr. Spinner was issued a one-time stock bonus equal to 597,632 shares of restricted Common Stock and stock options to purchase 861,013 shares of Common Stock at $0.16 per shares as part of the Spinner Agreement. The restricted shares have no voting rights, are not eligible for dividends and are non-transferable. The restriction shall be lifted only upon the generation of $3,000,000 in revenue by the Company during a consecutive twelve month period. See Notes 4 and 5.

Lease Commitment

The Company maintains office space in Jersey City, New Jersey. The Company leased the space pursuant to a lease agreement dated September 15, 2016 at a rate of $2,230 per month.  The lease agreement was terminated on February 28, 2017. The Company signed a new lease agreement for the period March 1, 2017 to February 28, 2018. The new rent under this agreement is $2,259 per month. Lease expense amounted to $14,415 and $11,309 for the six months ended June 30, 2017 and 2016, respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has authorized 190,000,000 shares of common stock (“Common Stock”) and 10,000,000 shares of preferred stock (“Preferred Stock”), each having a par value of $0.001.

In October 2015, the Company approved the 2015 Incentive Stock Plan (the “2015 Plan”), which provides the Company with the ability to issue stock options, stock awards and/or restricted stock purchase offers for up to an aggregate of 1,500,000 shares of Common Stock.

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

Restricted Stock Compensation

The CEO and COO agreed to forego the receipt of $598,100 owed to them for salary and bonus in exchange for shares of restricted Common Stock. In May 2017, the Company issued an aggregate 3,138,125 shares of restricted Common Stock as settlement of that liability. The shares issued have no voting rights, are not eligible for dividends and are non-transferable unless the restrictions are lifted. The restrictions shall be lifted only upon the generation of $3,000,000 in revenue by the Company during a consecutive twelve month period.

Also in May 2017, the Company issued an aggregate 2,479,869 restricted shares of Common Stock to the CEO and COO as part of the Simpson Agreement and Spinner Agreement, respectively. These shares have no voting rights, are not eligible for dividends and are non-transferable unless the restrictions are lifted. The restrictions shall be lifted only upon the generation of $3,000,000 in revenue by the Company during a consecutive twelve month period. See Note 3 for further discussion.

Pursuant to the Simpson Agreement and the Spinner Agreement, the Company issued 201,000 shares and 165,000 shares, respectively, to the CEO and COO for the stock portion of their monthly compensation for the quarter ended June 30, 2017. These restricted shares have no voting rights, are not eligible for dividends and are non-transferable unless the restrictions are lifted. The restriction shall be lifted only upon the generation of $3,000,000 in revenue by the Company during a consecutive twelve month period.

During the quarter ended June 30, 2017, the Company issued 1,128,125 shares of restricted Common Stock to certain of its executive officers. The shares issued have no voting rights, are not eligible for dividends and are non-transferable unless the restrictions are lifted. The restrictions shall be lifted only upon the generation of $3,000,000 in revenue by the Company during a consecutive twelve month period.

In connection with the issuance of restricted Common Stock to certain of its directors, executive officers and employees, unvested restricted shares are subject to forfeiture. With the exception of 1,726,485 shares issued to employees and directors and 582,626 shares issued to a former director, which vest based upon achieving certain milestones, the Company records compensation expense over the vesting period based upon the fair market value on the date of grant for each share, adjusted for forfeitures.

The Company recorded $577,263 and $463,970 for restricted stock based compensation costs for the six months ended June 30, 2017 and June 30, 2016, respectively.  As of June 30, 2017, there was $490,426 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation which vests only upon the achievement of certain performance criteria.

A summary of the restricted stock issuances to directors, executive officers and employees is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested share balance, January 1, 2016	4,210,306	$0.75
Granted	—	—
Vested	(1,901,193)	1.33
Forfeited	—	—
Unvested share balance, December 31, 2016	2,309,113	$0.21
Granted	7,112,119	0.19
Vested	(7,112,119)	0.19
Forfeited	—	—
Unvested share balance, June 30, 2017	2,309,113	$0.21

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

The following table summarizes warrant activity during the period:

Outstanding at January 1, 2016	2,614,776
Issued in connection with the 2016 Subscription	482,143
Outstanding at December 31, 2016	3,096,919
Issued in connection with the 2014 Offerings	915,447
Outstanding at June 30, 2017	4,012,366
Exercisable at June 30, 2017	4,012,366

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

On June 27, 2014, the Company terminated the agreement.  The Company is taking all necessary steps for the cancellation of the 367,204 shares, due to lack of delivery of consideration and material breach of the agreement

NOTE 5 – STOCK OPTIONS

On April 6, 2017, the Company granted stock options to purchase 356,559 shares and 1,500,000 shares of Common Stock pursuant to the 2012 Plan and the 2015 Plan, respectively. See note 3. The options were priced at the fair market value of the Common Stock and are immediately exercisable.

The following table summarizes stock option activity under the Plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2016	620,000	$0.255	2.2
Granted	1,856,559	$0.160	4.8
Expired	—	—	—
Forfeited	—	—	—
Outstanding, June 30, 2017	2,476,559	$0.184	4.1
Exercisable, June 30, 2017	2,476,559	$0.184	4.1

During the six months ended June 30, 2017 and 2016, compensation expense related to stock options of $214,690 and $37,618, respectively, was recorded. As of June 30, 2017, there was no unrecognized compensation cost related to non-vested stock options.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of June 30, 2017, accrued payroll of $36,514 was payable to the CEO, COO and Controller of the Company. See Note 7. As of December 31, 2016, accrued payroll of $484,600 was payable to the CEO and COO, and such amount included unpaid salary as well as unpaid bonus.

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

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events,” the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of June 30, 2017. In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

In August 2017, the Company settled all of its accrued payroll balance at June 30, 2017. The CEO and the COO agreed to forego the receipt of cash owed to them as of June 30, 2017 of $10,000 each in exchange for shares of restricted Common Stock, which have no voting rights, are not eligible for dividends and are non-transferable unless the restrictions are lifted and the restrictions shall be lifted only upon the generation of $3,000,000 in revenue by the Company during a consecutive twelve month period. In addition, the Company paid its remaining accrued payroll balance of $16,514 in cash.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Critical Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing the six months ended June 30, 2017 to June 30, 2016.

•	Results of Operations — Analysis of our financial results comparing the three months ended June 30, 2017 to June 30, 2016.

•	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

Recent Accounting Pronouncements

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09. Revenue from Contracts with Customers (Topic 606), which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition. The ASC is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year. The new guidance will be effective for public companies for annual periods beginning after December 15, 2017. The ASU permits application of the new revenue recognition guidance to be applied using one of two retrospective application methods. The Company has not yet determined which application method it will use or the potential effects of the new standard on the financial statements, if any. The Company is currently assessing the impacts this new standard will have on its financial statements.

COMPANY OVERVIEW

Headquartered in Jersey City, New Jersey, the Company engages in new product development, production, marketing, distribution and sales of beverage brands that are natural, USDA Organic and Non GMO Project Verified.

Results of Operations

Six Months Ended June 30, 2017 and 2016

Revenue

During the six months ended June 30, 2017, the Company reported revenue of $586,037, a decrease of $76,478 from revenue of $662,515 for the six months ended June 30, 2016.

Cost of Revenue

Cost of revenue includes finished goods purchase costs, production costs, raw material costs and freight in costs. Also included in cost of revenue are adjustments made to inventory carrying amounts, including markdowns to market.

For the six months ended June 30, 2017, cost of revenue was $369,505 or 63% of revenue. For the six months ended June 30, 2016, cost of revenue was $383,626 or 58% of revenue.

Operating Expenses

For the six months ended June 30, 2017, operating expenses were $1,244,511, an increase of $236,246 over operating expenses of $1,008,265 for the six months ended June 30, 2016.

This increase in operating expenses was primarily comprised of an increase in stock-based compensation costs of $290,365, partially offset by a decrease in selling costs of $52,796. Stock-based compensation costs to directors and employees, which consist of charges to income for vesting in connection with restricted stock issuances, stock options and warrants, was $791,953 for the six months ended June 30, 2017 compared to $501,588 for the six months ended June 30, 2016. Selling expenses, including freight and delivery expenses, broker fees and outside sales fees were $128,106 for the six months ended June 30, 2017 compared to $180,902 for the six months ended June 30, 2016.

Three Months Ended June 30, 2017 and 2016

Revenue

During the three months ended June 30, 2017, the Company reported revenue of $344,077, a decrease of $67,726 from revenue of $411,803 for the three months ended June 30, 2016.

Cost of Revenue

Cost of revenue includes finished goods purchase costs, production costs, raw material costs and freight in costs. Also included in cost of revenue are adjustments made to inventory carrying amounts, including markdowns to market.

For the three months ended June 30, 2017, cost of revenue was $225,711 or 66% of revenue. For the three months ended June 30, 2016, cost of revenue was $237,492 or 58% of revenue.

Operating Expenses

For the three months ended June 30, 2017, operating expenses were $1,030,694, an increase of $508,569 over operating expenses of $522,125 for the three months ended June 30, 2016.

This increase in operating expenses was primarily comprised of an increase in stock-based compensation costs of $540,432, partially offset by a decrease in selling costs of $28,663. Stock-based compensation costs to directors and employees, which consist of charges to income for vesting in connection with restricted stock issuances, stock options and warrants, was $791,227 for the three months ended June 30, 2017 compared to $250,795 for the three months ended June 30, 2016. Selling expenses, including freight and delivery expenses, broker fees and outside sales fees were $76,752 for the six months ended June 30, 2017 compared to $105,415 for the six months ended June 30, 2016.

Liquidity and Capital Resources

Liquidity

As of June 30, 2017, the Company had working capital of $321,306. Net cash used in operating activities was $25,744 for the six months ended June 30, 2017, a decrease of $315,480 over net cash used in operating activities for the six months ended June 30, 2016. Net cash provided by financing activities was zero for the six months ended June 30, 2017 compared to $337,500 for the six months ended June 30, 2016.

Working Capital Needs

Our working capital requirements increase as demand grows for our products. Should the Company require additional working capital in the next twelve months, it may seek to raise funds.  Financing transactions may include the issuance of equity or debt securities or obtaining credit facilities.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of June 30, 2017.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

MOJO ORGANICS, INC.

Dated: August 15, 2017	By:	/s/ Glenn Simpson
Glenn Simpson, Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)

