Form 10-Q
period 2017-09-30
MOJO Organics, Inc.
filed 2017-11-03
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2017

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

Yes ☐  No ☒

On September 30, 2017, there were 26,181,781 shares of the registrant's common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

ii

MOJO ORGANICS, INC.
Condensed Balance Sheets
As of September 30, 2017 and December 31, 2016
(unaudited)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,387	$38,668
Accounts receivable	158,826	29,872
Inventory	231,149	312,029
Prepaid expenses	17,451	29,709
Total Current Assets	453,813	410,278
Security deposit	4,518	4,461
TOTAL ASSETS	$458,331	$414,739

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$27,005	$39,329
Accrued payroll to related parties	182	484,600
Total Current Liabilities	27,187	523,929

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized at $0.001 par value, no shares issued and outstanding	—	—
Common stock, 190,000,000 shares authorized at $0.001 par value, 26,181,781 and 18,380,326 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	26,181	18,380
Additional paid in capital	22,842,310	21,265,200
Accumulated deficit	(22,437,347)	(21,392,770)
Total Stockholders' Equity	431,144	(109,190)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$458,331	$414,739

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Operations
For the Nine Months Ended September 30, 2017 and 2016
(unaudited)

	2017	2016
Revenue	$1,025,597	$1,173,173

Cost of Revenue	621,814	682,232

Gross Profit	403,783	490,941

Operating Expenses
Selling, general and administrative	1,450,540	1,319,874
Total Operating Expenses	1,450,540	1,319,874

Loss from Operations	(1,046,757)	(828,933)

Other Income (Expense)	2,180	(922)

Loss Before Provision for Income Taxes	(1,044,577)	(828,011)

Provision for Income Taxes	—	—

Net Loss	$(1,044,577)	$(828,011)

Net loss per common share, basic and diluted	$(0.04)	$(0.05)

Basic and diluted weighted average number of common shares outstanding	22,376,212	18,146,136

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Operations
For the Three Months Ended September 30, 2017 and 2016
(unaudited)

	2017	2016
Revenue	$439,560	$510,658

Cost of Revenue	252,309	298,606
Gross Profit	187,251	212,052

Operating Expenses
Selling, general and administrative	206,029	311,609
Total Operating Expenses	206,029	311,609

Loss from Operations	(18,778)	(99,557)

Other Expense	—	1,620

Loss Before Provision for Income Taxes	(18,778)	(97,937)

Provision for Income Taxes	—	—

Net Loss	$(18,778)	$(97,937)
Net loss per common share, basic and diluted	$(0.00)	$(0.01)
Basic and diluted weighted average number of common shares outstanding	25,715,063	18,273,873

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2017 and 2016

	2017	2016
Cash flows from operating activities:
Net loss	$(1,044,577)	$(828,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		458
Stock-based compensation - stock options	214,690	44,371
Common Stock Payable for Consulting Fees		48,452
Stock and warrants issued to directors and employees	1,370,221	466,134
Changes in assets and liabilities:
Increase in accounts receivable	(128,954)	(234,982)
Decrease in inventory	80,880	(182,441)
Increase in supplier deposits	(57)	(7,089)
Decrease in prepaid expenses	12,258.83	2,919
Decrease in accounts payable and accrued expenses	(12,324)	483,469
Decrease in accrued payroll to related parties	(484,418)	(129,540)
Net cash used in operating activities	7,719	(336,260)
Net cash from financing activities:
Sale of common stock, net	—	337,500
Net cash provided by financing activities	—	337,500

Net decrease in cash and cash equivalents	7,719	1,240

Cash and cash equivalents at beginning of period	38,668	15,442

Cash and cash equivalents at end of period	$46,387	$16,682

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Taxes paid	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statement of Changes in Stockholders' Equity
For the Nine Months Ended September 30, 2017
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance, December 31, 2016	18,380,326	$18,380	$21,265,200	$(21,392,770)	$(109,190)

Stock-based compensation
Stock options	—	—	214,690	—	214,690
Stock and Warrants issued to directors and employees	7,801,455	7,801	1,362,419	—	1,370,220
Net loss	—	—	—	(1,044,577)	(1,044,577)

Balance, September 30, 2017	26,181,781	$26,181	$22,842,310	$(22,437,347)	$431,143

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.

Notes to Condensed Financial Statements

September 30, 2017

NOTE 1 – BUSINESS

Overview

MOJO Organics, Inc. (“MOJO” or the “Company”) was incorporated in the State of Delaware on August 2, 2007. Headquartered in Jersey City, NJ, the Company engages in new product development, production, marketing, distribution and sales of beverage brands that are natural, USDA Organic and Non GMO Project Verified.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q and article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited interim condensed financial statements included in this document have been prepared on the same basis as the annual audited financial statements, and in the Company’s opinion, reflect all adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the nine months ended September 30, 2017 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K.

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

Cash and Cash Equivalents

Cash equivalents include investment instruments and time deposits purchased with a maturity of three months or less. As of September 30, 2017 and December 31, 2016, the Company did not have any cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of September 30, 2017 and December 31, 2016 was zero.

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

	For the Nine Months Ended September 30,
	2017	2016
Shares underlying options outstanding	1,491,865	620,000
Shares underlying warrants outstanding	3,683,614	3,096,919
Total	5,175,479	3,716,919

	For the Three Months Ended September 30,
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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2017 and December 31, 2016, the Company had no accrued interest or penalties. The Company has had no Federal or state tax examinations in the past nor does it have any at the current time.

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

Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events,” the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2017. In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09. Revenue from Contracts with Customers (Topic 606), which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition. The ASC is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year. The new guidance will be effective for public companies for annual periods beginning after December 15, 2017. The ASU permits application of the new revenue recognition guidance to be applied using one of two retrospective application methods. The Company currently recognizes revenue as soon as delivery of goods has occurred. The new pronouncement will have no material impact on the financial statements.

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

Lease Commitment

The Company maintains office space in Jersey City, New Jersey. The company leased the space pursuant to a lease agreement dated September 15, 2016 at a rate of $2,230 per month. The lease agreement was terminated on February 28, 2017. The Company signed a new lease agreement for the period March 1, 2017 to February 28, 2018. The new rent under this agreement is $2,259 per month. Lease expense amounted to $23,488 and $17,488 for the nine months ended September 30, 2017 and 2016, respectively.

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

Pursuant to the Simpson Agreement and the Spinner Agreement, the Company issued 201,000 shares and 165,000 shares, respectively, to the CEO and COO for the stock portion of their monthly compensation for the quarter ended September 30, 2017. These restricted shares have no voting rights, are not eligible for dividends and are non-transferable unless the restrictions are lifted. The restriction shall be lifted only upon the generation of $3,000,000 in revenue by the Company during a consecutive twelve month period.

During the quarter ended September 30, 2017, the Company issued 1,128,125 shares of restricted Common Stock to certain of its executive officers. The shares issued have no voting rights, are not eligible for dividends and are non-transferable unless the restrictions are lifted. The restrictions shall be lifted only upon the generation of $3,000,000 in revenue by the Company during a consecutive twelve month period.

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

The Company recorded $577,281 and $463,970 for restricted stock based compensation costs for the nine months ended September 30, 2017 and September 30, 2016, respectively.  As of September 30, 2017, there was $490,426 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation which vests only upon the achievement of certain performance criteria.

A summary of the restricted stock issuances to directors, executive officers and employees is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested share balance, January 1, 2016	4,210,306	$0.75
Granted	—	—
Vested	(1,901,193)	1.33
Forfeited	—	—
Unvested share balance, December 31, 2016	2,309,113	$0.21
Granted	7,112,119	0.19
Vested	(7,112,119)	0.19
Forfeited	—	—
Unvested share balance, September 30, 2017	2,309,113	$0.21

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

In connection with the February 2016 Subscription, warrants to purchase 482,143 shares of Common Stock were issued at a price of $0.70 per share and are exercisable for a period of two years from the date of issuance.

The following table summarizes warrant activity during the period:

Outstanding at January 1, 2016	2,614,776
Issued in connection with the 2016 Subscription	482,143
Outstanding at December 31, 2016	3,096,919
Issued in connection with the 2014 Offerings	915,447
Outstanding at September 30, 2017	4,012,366
Exercisable at September 30, 2017	4,012,366

Advisory Services

On October 3, 2013, the Company entered into an agreement with Ian Thompson of Northern Ireland for strategic business advisory services, public relations services and investor relations services with Ian Thompson.  In connection with this agreement, the Company issued 167,204 shares of restricted Common Stock and recorded consulting fees of $501,612 during 2013, which was the fair market value of the stock on the date of issue.  The stock is vested; however it is restricted from trading. Ian Thompson was also issued 200,000 shares of restricted Common Stock, which was to vest quarterly based upon the Company reaching certain market capitalization and revenue goals, in addition to providing the above services, with the last tranche vesting scheduled to vest on June 30, 2014. Consulting fees amounting to $105,000 and $280,000 were recorded in 2014 and 2013, respectively, related to the 200,000 shares of Common Stock.  Throughout the term of the agreement, the Company requested that Ian Thompson render performance under the agreement and to provide evidence of same. Ian Thompson failed to perform in all material respects under the terms of the agreement and refused to provide evidence.

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

The following table summarizes stock option activity under the Plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2016	620,000	$0.255	2.2
Granted	1,856,559	$0.160	4.8
Expired	—	—	—
Forfeited	—	—	—
Outstanding, September 30, 2017	2,476,559	$0.184	4.1
Exercisable, September 30, 2017	2,476,559	$0.184	4.1

During the nine months ended September 30, 2017 and 2016, compensation expense related to stock options of $214,690 and $37,618, respectively, was recorded. As of September 30, 2017, there was no unrecognized compensation cost related to non-vested stock options.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Critical Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing the six months ended September 30, 2017 to September 30, 2016.

•	Results of Operations — Analysis of our financial results comparing the three months ended September 30, 2017 to September 30, 2016.

•	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

Recent Accounting Pronouncements

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09. Revenue from Contracts with Customers (Topic 606), which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition. The ASC is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year. The new guidance will be effective for public companies for annual periods beginning after December 15, 2017. The ASU permits application of the new revenue recognition guidance to be applied using one of two retrospective application methods. The Company currently recognizes revenue as soon as delivery of goods has occurred. The new pronouncement will have no material impact on the financial statements.

COMPANY OVERVIEW

Headquartered in Jersey City, New Jersey, the Company engages in new product development, production, marketing, distribution and sales of beverage brands that are natural, USDA Organic and Non GMO Project Verified.

Results of Operations

Nine Months Ended September 30, 2017 and 2016

Revenue

During the nine months ended September 30, 2017, the Company reported revenue of $1,025,597, a decrease of $ 147,576 from revenue of $1,173,173 for the nine months ended September 30, 2016.  The decrease in revenue was primarily due to promotional costs incurred in opening new accounts and transitioning the MOJO brand from private label business.

Cost of Revenue

Cost of revenue includes finished goods purchase costs, production costs, raw material costs and freight in costs. Also included in cost of revenue are adjustments made to inventory carrying amounts, including markdowns to market.

For the nine months ended September 30, 2017, cost of revenue was $621,814 or 61% of revenue. For the nine months ended September 30, 2016, cost of revenue was $682,232 or 58% of revenue. The increase in cost was primarily due to higher freight in costs.

Operating Expenses

For the nine months ended September 30, 2017, operating expenses were $1,450,540, an increase of $130,666 over operating expenses of $1,319,874 for the nine months ended September 30, 2016.

This increase in operating expenses was primarily comprised of an increase in stock-based compensation costs of $281,448, partially offset by a decrease in selling costs of $130,971. Stock-based compensation costs to directors and employees, which consist of charges to income for vesting in connection with restricted stock issuances, stock options and warrants, was $928,593 for the nine months ended September 30, 2017 compared to $501,588 for the nine months ended September 30, 2016. Selling expenses, including freight and delivery expenses, broker fees and outside sales fees were $182,721 for the nine months ended September 30, 2017 compared to $313,692 for the nine months ended September 30, 2016. Net loss for the period decreased to $18,779 from $97,499 for the same period last year. This is an improvement of $78,720 from the same quarter last year

Three Months Ended September 30, 2017 and 2016

Revenue

During the three months ended September 30, 2017, the Company reported revenue of $439,560, a decrease of $71,098 from revenue of $510,658 for the three months ended September 30, 2016.  The decrease in revenue was primarily due to promotional costs incurred in opening new accounts and transitioning the MOJO brand from private label business.

Cost of Revenue

Cost of revenue includes finished goods purchase costs, production costs, raw material costs and freight in costs. Also included in cost of revenue are adjustments made to inventory carrying amounts, including markdowns to market.

For the three months ended September 30, 2017, cost of revenue was $252,309 or 57% of revenue. For the three months ended September 30, 2016, cost of revenue was $298,606 or 58% of revenue.

Operating Expenses

For the three months ended September 30, 2017, operating expenses were $206,029, a decrease of $105,580 over operating expenses of $311,609 for the three months ended September 30, 2016. This decrease in operating expenses was primarily comprised of a decrease in selling costs of $73,990 and decrease in freight and delivery costs of $30,211.

Liquidity and Capital Resources

Liquidity

As of September 30, 2017, the Company had working capital of $426,626. Net cash used in operating activities was $7,719 for the nine months ended September 30, 2017, a decrease of $336,260 over net cash used in operating activities for the nine months ended September 30, 2016. Net cash provided by financing activities was zero for the nine months ended September 30, 2017 compared to $337,500 for the nine months ended September 30, 2016.

Working Capital Needs

Our working capital requirements increase as demand grows for our products. Should the Company require additional working capital in the next twelve months, it may seek to raise funds.  Financing transactions could include the issuance of equity or debt securities or obtaining credit facilities.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of September 30, 2017.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

MOJO ORGANICS, INC.

Dated: November 2, 2017	By:	/s/ Glenn Simpson
Glenn Simpson, Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)

