Form 10-K
period 2017-12-31
MOJO Organics, Inc.
filed 2018-02-21
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

  ☒ ANNUAL REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2017

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

Yes ☐   No ☒

As of December 31, 2017 (the last day of the registrant’s most recently completed third quarter), the aggregate market value of the registrant’s common stock (based on its reported last sale price on such date of $0.20 per share) held by non-affiliates of the registrant was $10,501,198.

On February 21, 2018, there were 26,659,447 shares of the registrant's common stock, par value $0.001, issued and outstanding.

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

All references in this Annual Report on Form 10-K to “MOJO,” “MOJO Organics,” the “Company,” “we,” “us” or “our” mean MOJO Organics, Inc.

PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

MOJO Organics, Inc. (“MOJO” or the “Company”) a Delaware Corporation is headquartered in Jersey City, NJ. The Company engages in new product development, production, marketing, distribution and sales of beverage brands that are natural and Non GMO Project Verified.

CURRENT OPERATIONS

Sales and Distribution

The Company began selling MOJO Pure Coconut Water in December 2015. In addition to Pure Coconut Water, the Company produces Sparkling Coconut Water, Coconut Water + Peach Mango Juice and Coconut Water + Pineapple Juice. We seek to grow the market share of our products by expanding our distribution network through the relationships and efforts of our management and third party distribution relationships.

Production

The Company has multiple sources for its products.  The Company’s fruit sources are of high quality and are part of the overall taste and quality of its products.  The Company’s current arrangements for production and packaging exceed required levels.

Competition

The beverage industry is competitive.  Competitors in our market compete for brand recognition, ingredient sourcing, and product shelf space.  Our competitors have similar distribution channels and retailers to deliver and sell their products.

Government Regulation

Within the United States, beverages are governed by the U.S. Food and Drug Administration (the “FDA”).  As such, it is necessary for the Company to establish, maintain and make available for inspection records as well as to develop labels (including nutrition information) that meet FDA requirements.  The Company’s production facilities are subject to FDA regulation.

Employees

As of February 21, 2018, the Company had four employees.  The Company also uses the services of contractors, consultants and other third-parties. We contract with food brokers to represent our products to sales channels. We utilize the services of direct sales and distribution companies that sell our products to their customers. We contract with manufacturing facilities to produce our products and outsource the storage and transportation of our products.

CORPORATE HISTORY AND DEVELOPMENT

The Company was incorporated in 2007 and since then has undergone several changes to its business structure. MOJO Organics Inc is headquartered in Jersey City, and our internet site is www.mojoorganicsinc.com. MOJO’s stock is traded on the OTC Markets under the symbol “MOJO”. On January 20, 2016, the Company approved a subscription agreement (the “2016 Subscription”) whereby shares of the Company’s common stock, $0.001 par value (“Common Stock”) were offered to accredited investors for $0.35 per share. For every two shares purchased, the investor received a warrant to acquire one share of Common Stock at an exercise price of $0.70 per share exercisable for a period of two years from the date of issuance. The Company issued a total of 964,286 shares of Common Stock and two year purchase warrants to acquire a total of 482,143 shares of Common Stock to four accredited investors for consideration of $337,500. The warrants expired on February 16, 2018.

ITEM 1A.   RISK FACTORS

In addition to the other information set forth in this report, you should consider the following factors, which could materially affect our business, financial condition or results of operations in future periods. The risks described below are not the only risks facing our Company. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods.

If we are unable to expand our operations in the marketplace, our growth rate could be negatively affected.

Our success depends in part on our ability to grow our business. We have adopted and implemented a strategic plan to increase awareness of our products, secure additional distribution channels, and foster and strengthen our supply, manufacturing and distribution relationships.   Our strategic plan includes addressing changes in the market.  There can be no assurance that we will achieve the growth necessary to achieve our objectives.

We could need additional capital in the future to expand our operations and execute our business objectives.

Should we need additional capital to expand our operations, financing transactions may include the issuance of equity, debt securities, and obtaining credit facilities.

The challenges of competing with other beverage companies could result in reductions to our revenue and operating margins.

The nonalcoholic beverage segment of the beverage industry is competitive. We compete with numerous beverage companies, including those marketing similar products. All beverages companies are competing for stomach share on a daily basis which is approximately 64 oz. of fluid per day, per person. Our success depends on our ability to secure distribution channels for our products, our ability to make consumers aware of our products and the appeal of our products to consumers.

Disruption of supply, increase in costs or shortage of ingredients could affect our operating results.

Availability of supply and the prices charged by the producers of production inputs used in our products can be affected by a variety of factors, including the general demand by other buyers for the same fruits used by us in our products, and politics and economics in the regions in which our fruit is grown.

The quality of fruit we seek trades on a negotiated basis, depending on supply and demand at the time of the purchase. An increase in the pricing of any fruit that we use in our products will have a negative effect on our margins. Higher energy costs may affect the cost of transporting our supplies, thereby increasing costs. Conversely, lower fruit prices and energy prices will have a positive result on transport and packaging costs.

We use independent bottlers for the production and filling of our products and, as such, are subject to the bottler’s production and quality control.

We use independent bottlers for the production and filling of our products.  We play an active role in the manufacturing of our products, supervision of the production process lies with the bottlers.  Accordingly, we are dependent on the bottlers and their ability to meet production demands and to achieve product quality.

Litigation and publicity concerning food quality, health claims, and other issues could expose us to significant liabilities.

Food product businesses can be adversely affected by litigation and complaints from customers or government authorities resulting from product quality, health claims, allergens, illness, and injury. Adverse publicity about these allegations will negatively affect us, regardless of whether the allegations are true. In addition, the food industry has been subject to a number of claims based on the nutritional content of food products they sell, and disclosure and advertising practices. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot predict the ultimate outcome of any such proceedings. An unfavorable outcome will have an adverse impact on our business. In addition, any litigation or regulatory proceedings may result in substantial costs.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The Company maintains office space in Jersey City, New Jersey. The lease agreement is for the period March 1, 2017 to February 28, 2018. The rent under this agreement is $2,259 per month.  After February 28, 2018 the lease will be on a month to month basis with no required commitments.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us in all material aspects. We may from time to time become a party to various legal or administrative proceedings arising in the course of our business.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is currently quoted on the OTCQB under the symbol “MOJO.”

For the period from January 1, 2016 to December 31, 2017, the following table sets forth the high and low closing bid prices by quarter, based upon information obtained from inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:

	High	Low
2017
Fourth Quarter	$0.34	$0.13
Third Quarter	$0.20	$0.16
Second Quarter	$0.35	$0.12
First Quarter	$0.40	$0.18

2016
Fourth Quarter	$0.57	$0.40
Third Quarter	$0.64	$0.50
Second Quarter	$0.50	$0.40
First Quarter	$0.60	$0.40

Holders

As of February 21, 2018, there were 26,659,447 shares of Common Stock issued and outstanding held by 111 shareholders of record.

Dividends

The Company has not declared a cash dividend with respect to its Common Stock. Future payment of dividends is within the discretion of the Board of Directors and will depend on earnings, capital requirements, financial condition and other relevant factors.

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

There were no sales of unregistered securities during the year ended December 31, 2017.

Issuer Purchases of Equity Securities

There were no purchases of equity securities during the year ended December 31, 2017.

Equity Compensation Plans

On April 6, 2017, the Company granted stock options to purchase 356,559 shares and 1,500,000 shares of Common Stock pursuant to the 2012 Plan and the 2015 Plan, respectively. See note 3. The options were priced at the fair market value of the Common Stock and are immediately exercisable.

In October 2015, the Company approved the 2015 Plan, which provides the Company with the ability to issue stock options, stock awards and/or restricted stock purchase offers for up to an aggregate of 1,500,000 shares of Common Stock. As of December 31, 2017, there have been no issuances under the 2015 Plan.

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

The following table sets forth certain information at December 31, 2017 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

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

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Critical Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing the year ended December 31, 2017 to 2016.

•	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09. Revenue from Contracts with Customers (Topic 606), which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition. The ASC is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year. The new guidance will be effective for public companies for annual periods beginning January 1, 2018. The ASU permits application of the new revenue recognition guidance to be applied using one of two retrospective application methods. The Company currently recognizes revenue as soon as delivery of goods has occurred. The new pronouncement will not have a material impact on the financial statements.

Results of Operations

Years Ended December 31, 2017 and 2016

Revenue

During the year ended December 31, 2017, the Company reported revenue of $1,314,722, a decrease of $ 16,830 or 1.3% over revenue of $1,331,552 for the year ended December 31, 2016. The decline in revenue was primarily due to a decrease in private label business, partially offset by an increase in MOJO branded business. In addition to that, there were ads and promotional activities that were done at store levels in 2017. The costs of these ads were passed on to the company as sales deductions which reduced the 2017 revenue .

Cost of Revenue

Cost of Revenue includes finished goods purchase costs, and freight in costs.  Also included in Cost of Revenue are adjustments made to inventory carrying amounts, including markdowns to market.

For the year ended December 31, 2017, cost of revenue was $786,914 or 60% of revenue, compared to $741,898 or 56% of revenue for the year ended December 31, 2016. The increase is due to the increases in finished goods purchase costs and freight costs. Also, during the year ended December 31, 2017, the Company started the production of MOJO Sparkling Coconut Water.

Operating Expenses

For the year ended December 31, 2017, selling, general and administrative expenses were $1,762,876, a decrease of $95,213 over selling, general and administrative expenses for the year ended December 31, 2016 of $1,858,089.

This decrease in selling, general and administrative expenses of $95,213 was primarily comprised of a decrease in compensation costs of $11,140 and a decrease in selling costs of $127,134 offset by an increase in stock based compensation costs of $111,130. Compensation costs decreased by $11,140 in 2017 from 2016. This is primarily attributable to lower employee salary costs, offset by an increase in stock compensation costs. Selling costs, including freight and delivery expenses, broker fees and outside sales fees decreased by $127,134 from 2016 to 2017. This is a result of the decrease in outside sales fees and lower sales commissions.

Stock-based compensation costs to directors and employees, which consist of charges to income for vesting in connection with restricted stock issuances, stock options and warrants, were $1,235,463  for the year ended December 31, 2017, compared to $511,231 for the year ended December 31, 2016.   This represents a reduction in selling, general and administrative expenses of $724,232 Although stock-based compensation costs reduce the Company’s earnings, they do not reduce cash and have no effect on working capital.

Liquidity and Capital Resources

Liquidity

As of December 31, 2017, the Company had working capital of $359,814. Net cash used in operating activities was $16,311 for the year ended December 31, 2017, a decrease of $297,963 over net cash used in operating activities for the year ended December 31, 2016 of $314,274. Net cash provided by financing activities was $0 for the year ended December 31, 2017 compared to $337,500 for the year ended December 31, 2016.

Working Capital Needs

Our working capital requirements increase as demand grows for our products. During 2017, the Company did not require additional funding. Due to increased demand, the Company raised $337,500 in January and February 2016 through the issuance of Common Stock and warrants. See Note 5 of the Notes to the Financial Statements for further discussion. If the Company requires additional working capital during the next twelve months, it may seek to raise additional funds.  Financing transactions may include the issuance of equity or debt securities or obtaining credit facilities.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of December 31, 2017.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS

The audited financial statements are included beginning immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

ITEM 9B.  OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding our current executive officers and directors:

Name	Age	Title	Date First Appointed
Glenn Simpson	65	Chief Executive Officer, Chairman and Director	October 27, 2011

Peter Spinner	48	Chief Operating Officer, Director	March 17, 2014

Jeffrey Devlin	70	Director	January 27, 2012

Robert Kaufman	61	Director	April 1, 2015

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

Jeffrey Devlin has served on the Board of Directors of the Company since January 2012. Mr. Devlin has over 35 years of advertising and business development experience.  Mr. Devlin currently serves as Chairman, US Government Practice at WPP, which is a world leader in marketing communications services. He has held various other executive and creative positions over the course of his advertising career, including launching the introduction of Diet Coke for The Coca-Cola Company. Mr. Devlin currently serves on the board of directors of a number of private organizations, as well as on the board of directors of Location Based Technologies, Inc., a publicly traded company. Mr. Devlin received a Bachelor’s degree from Bethel University.

Robert Kaufman joined the Board of Directors of the Company in April 2015. Since 2012, Mr. Kaufman has served as the General Manager of Woodstock Farms Company. Woodstock Farms is a natural and organic food manufacturer with over 250 products in 10 categories selling to the natural and organic sector. Woodstock Farms is a division of United Natural Foods, Inc., a NASDAQ listed company with over $6 billion in annual revenue. From 1985 to 2011, Mr. Kaufman served in sales management roles at Performance Food Group, including Director of Special Segment Accounts. Performance Food Group is a broad line food distributor.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act of 1934, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash only rights) and any changes in that ownership with the SEC.  To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2017 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or earned by each of our named executive officers (as defined under SEC rules).

Summary Compensation Table
Name and Principal Position (a)	Year (b)	Salary ($) (c)			Bonus ($) (d)		Stock Awards ($) (e)	Total ($) (j)
Glenn Simpson	2017	$225,790	(1)	$		$		$225,790
Chief Executive Officer and Chairman	2016	$126,000	(1)		$88,800(2)		$160,000(3)	$374,800

Peter Spinner	2017	$195,850	(4)	$			$—	$195,850
Chief Operating Officer	2016	$112,000	(4)		$76,800(5)		$—	$188,800

The Summary Compensation Table omits columns for Option Awards (f), Non-Equity Incentive Plan Compensation (g), Non-Qualified Deferred Compensation Earnings (h) and (i) All Other Compensation as no such amounts were paid to the named executive officers during the fiscal years ended December 31, 2017 or 2016.

(1)	Pursuant to the Amended Simpson Agreement revised in April 2017 , Mr. Simpson will be paid a salary of $5,000 per month in cash and the right to receive 67,000 shares of restricted Common Stock per month. Pursuant to his employment agreement, Mr. Simpson is entitled to a salary of not less than $18,500 per month. During 2017 and 2016, he received cash payments of $0 and $40,000, respectively. Mr. Simpson received stock in lieu of cash in 2017 and forgave $96,000 due to him for the years ended December 31, 2016.

(2)	Pursuant to his employment agreement discussed below, Mr. Simpson is entitled to a cash bonus of 20% of his salary for achieving certain annual revenue targets, as defined. The cash bonus is established at $44,400 per year. The stock bonus is set at 200,000 shares of Common Stock per year through December 31, 2025 based upon revenue performance goals. The revenue goals range from $2,400,000 to $19,200,000 per year. As of December 31, 2017 and as a result of not reaching said revenue targets, Mr. Simpson was not entitled to the cash bonus.

(3)	Pursuant to his employment agreement discussed below, Mr. Simpson is entitled to a stock bonus of 200,000 shares of Common Stock for achieving certain annual revenue targets, as defined. As of December 31, 2016 and as a result of reaching said revenue targets, Mr. Simpson is entitled to the stock bonus for both 2016 and 2017. The value of the Common Stock is based upon the closing price of the Common Stock on December 31, 2016 of $0.40 per share. As of December 31, 2016, Mr. Simpson is owed 400,000 shares of Common Stock.

(4)

Pursuant to the Amended Spinner Agreement revised in April 2017, Mr. Spinner will be paid a salary of $5,000 per month in cash and the right to receive 55,000 shares of restricted Common Stock per month. Pursuant to his employment agreement, Mr Spinner is entitled to a salary of not less than $16,000 per month. During 2017 and 2016, he received cash payments of $0 and $40,000, respectively.  Mr. Spinner received stock in lieu of cash in 2017 and forgave $81,000 due to him for the years ended December 31, 2016.

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

Employment Agreements

On April 6, 2017, the Company entered into Amended and Restated Employment Agreements with Mr. Glenn Simpson (the “Amended Simpson Agreement”), the Company’s Chairman and Chief Executive Officer (the “CEO”) and Mr. Peter Spinner (the “Amended Spinner Agreement”), the Company’s Chief Operating Officer (the “COO”). The Simpson Agreement and the Spinner Agreement were effective April 1, 2017 and have eight year terms.

Pursuant to the Amended Simpson Agreement, Mr. Simpson will be paid a salary of $5,000 per month in cash and the right to receive 67,000 shares of restricted Common Stock per month. These shares have no voting rights, are not eligible for dividends and are non-transferable unless the restriction is lifted. The restriction shall be lifted only upon the generation of $3,000,000 in revenue by the Company during a consecutive twelve month period. Additionally, Mr. Simpson is entitled to an annual bonus comprised of cash and Common Stock based on performance goals established by the Board of Directors of the Company as set forth in the Amended Simpson Agreement.  The cash bonus is established at $44,400 per year. The stock bonus is set at 200,000 shares of Common Stock per year through December 31, 2025 based upon revenue performance goals. The revenue goals range from $2,400,000 to $19,200,000 per year. The bonus awards may be accelerated should revenue exceed the annual target amounts.

Pursuant to the Amended Spinner Agreement, Mr. Spinner will be paid a salary of $5,000 per month in cash and the right to receive 55,000 shares of restricted Common Stock per month. These shares have no voting rights, are not eligible for dividends and are non-transferable unless the restriction is lifted. The restriction shall be lifted only upon the generation of $3,000,000 in revenue by the Company during a consecutive twelve month period. Additionally, Mr. Spinner is entitled to an annual bonus comprised of cash and Common Stock based on performance goals established by the Board of Directors of the Company as set forth in the Amended Spinner Agreement.  The cash bonus is established at $38,400 per year. The stock bonus is set at 200,000 shares of Common Stock per year beginning in the year 2020 through December 31, 2025 based upon revenue performance goals. The revenue goals range from $5,200,000 to $19,200,000 per year. The bonus awards may be accelerated should revenue exceed the annual target amounts.

Mr. Simpson was issued a one-time stock bonus equal to 1,882,237 shares of restricted Common Stock and stock options to purchase 995,546 shares of Common Stock at $0.16 per shares as part of the Amended Simpson Agreement. The restricted shares have no voting rights, are not eligible for dividends and are non-transferable. The restriction shall be lifted only upon the generation of $3,000,000 in revenue by the Company during a consecutive twelve month period.

Mr. Spinner was issued a one-time stock bonus equal to 597,632 shares of restricted Common Stock and stock options to purchase 861,013 shares of Common Stock at $0.16 per shares as part of the Amended Spinner Agreement. The restricted shares have no voting rights, are not eligible for dividends and are non-transferable. The restriction shall be lifted only upon the generation of $3,000,000 in revenue by the Company during a consecutive twelve month period.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding stock options held by our named executive officers at December 31, 2017.

			Options awards			Stock awards
Name (a)	Year	Number of securities underlying unexercised options exercisable (#) (b)	Number of securities underlying unexercised options unexercisable (#)(c)(1)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares of units of stock that have not vested ($) (h)
Glenn Simpson	2017	995,546	--	0.160	April 6, 2022	--	--
	2016	222,000	--	0.255	August 14, 2019	--	--

Peter Spinner	2017	861,013	--	0.160	April 6, 2022	--	--
	2016	192,000	--	0.255	August 14, 2019	1,500,000	$600,000

The Outstanding Equity Awards Table omits column (d) Equity incentive plan awards: Number of securities underlying unexercised unearned options related to Option Awards and columns (i) Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) and (j) Equity incentive plan awards: Market value of payout value of unearned shares, units or other rights that have not vested  related to stock awards, as no such awards were outstanding as of December 31, 2017 and December 31, 2016.

(1)	Of such shares that have not yet vested, 1,500,000 will vest upon achievement of performance goals.

Option Exercises in 2017

No options were exercised by our executive officers during the year ended December 31, 2017.

Director Compensation

None of the non-employee directors receive cash compensation for serving as such, for serving on committees (if any) of the Board of Directors or for special assignments. Board members are not reimbursed for expenses incurred in connection with attending meetings.  During the year ended December 31, 2017, there were no arrangements that resulted in our making payments to any of our non-employee directors for any services provided to us by them as directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock known by us as of February 21, 2018 by:

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

Name Of Owner	Number Of Shares Owned		Percentage Of Common Stock (1)
Glenn Simpson Chief Executive Officer, Chairman and Director	8,702,542	(2)	33%
Jeffrey Devlin Director	367,953	(3)	2%
Robert Kaufman Director	26,250	(4)	—%
Peter Spinner Chief Operating Officer and Director	11,193,899	(5)	41%
All Officers and Directors As a Group (4 persons)	20,397,617	(6)	76%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of February 19, 2018 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Includes (i) 8,480,542 shares of restricted Common Stock and (ii) 222,000 shares of Common Stock underlying stock options granted pursuant to the Company’s 2012 Plan.

(3)	Includes (i) 367,953 shares of restricted Common Stock and (ii) 35,000 shares of Common Stock underlying stock options granted pursuant to the Company’s 2012 Plan.

(4)	Includes 26,250 shares of Common Stock underlying stock options granted pursuant to the Company’s 2012 Plan. Does not include 8,750 shares of Common Stock underlying a stock option granted pursuant to the 2012 Plan, which option became exercisable in June 15, 2017.

(5)	Includes (i) 4,634,022 shares of restricted Common Stock; (ii) 2,684,066 shares of Common Stock held by Wyatts, an entity of which Mr. Spinner is the general partner and portfolio manager; (iii) 192,000 shares of Common Stock underlying stock options granted pursuant to the Company’s 2012 Plan; (v) 3,291,209 shares of Common Stock underlying currently exercisable warrants held by Wyatts; (vi) 392,602 shares of Common Stock owned individually and/or jointly with his spouse. Does not include 1,500,000 shares of restricted Common Stock which shares vest upon the achievement of performance goals.

(6)	Includes (i) 16,238,556 shares of restricted Common Stock; (ii) 475,250 shares of Common Stock underlying stock options granted pursuant to the Company’s 2012 Plan and (iii) 3,291,209 shares of Common Stock underlying warrants, as described above. Does not include stock options to purchase 8,750 shares of Common Stock, as described above.

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

On March 2, 2017, the Company entered into an amendment to the Spinner Agreement effective December 31, 2016 reducing the Spinner Bonus Plan by 1,500,000 shares.

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

On June 15, 2015, the Company entered into the Simpson Agreement with the CEO pursuant to which the CEO will continue to act as the Company's CEO and Chairman of the Board for a term of five years as extended in consideration of, among other items, the Simpson Bonus Plan and the Simpson Shares (1,544,737 shares) to be issued to the CEO upon the Company generating revenue of $3,000,000 during any twelve month period during the term. This agreement was superseded by the Amended Simpson Agreement entered into in April 2017.

In addition, on June 15, 2015, the Company entered into the Spinner Agreement with Peter Spinner pursuant to which Mr. Spinner will continue to act as the Company's COO for a term of five years as extended in consideration of, among other items, the Spinner Bonus Plan and the Spinner Shares (252,632 shares) of the Company to be issued to the COO upon the Company generating revenue of $3,000,000 during any twelve month period during the term. This agreement was superseded by the Amended Spinner Agreement entered into in April 2017.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

On April 19, 2016, Cowan, Gunteski & Co., P.A discontinued its SEC practice and resigned as the Company’s independent registered public accounting firm. The Company appointed MSPC, Certified Public Accountants and Advisors, a Professional Corporation (“MSPC”) as its independent registered public accounting firm.

The aggregate fees billed to the Company for services rendered in connection with the years ended December 31, 2017 and 2016 are set forth in the table below:

Fee Category	2017	2016
Audit fees (1)	$36,500	$32,000
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total fees	$36,500	$32,000

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements. For 2016 and 2017, audit fees represent fees billed by MSPC.
(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”
(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.
(4)	All other fees consist of fees billed for all other services.

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

MOJO ORGANICS, INC.

Dated: February 21, 2018	By:	/s/ Glenn Simpson
Glenn Simpson, Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Glenn Simpson	Director, Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)	February 21, 2018
Glenn Simpson

/s/ Diane Cudia	Corporate Controller (Principal Accounting Officer)	February 21, 2018
Diane Cudia

PART IV - FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and directors of
MOJO Organics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of MOJO Organics, Inc. (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, changes in stockholders’ equity/deficit, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the “Company” as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent wih respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MSPC

Certified Public Accountants and Advisors,

A Professional Corporation

We have served as the Company’s auditor since 2016.

Cranford, New Jersey

February 15, 2018

MOJO ORGANICS, INC.
Statements of Operations
For the Years Ended December 31, 2017 and 2016

	2017	2016
Revenue	$1,314,722	$1,331,552

Cost of Revenue	786,914	741,898

Gross Profit (Loss)	527,808	589,654

Operating Expenses
Selling, general and administrative	1,762,876	1,858,089

Loss from Operations	(1,235,068)	(1,268,435)
Total Other Income	2,180	518

Loss Before Provision for Income Taxes	(1,232,888)	(1,267,917)

Provision for Income Taxes	—	—

Net Loss	$(1,232,888)	$(1,267,917)

Net loss per common share, basic and diluted	$(0.05)	$(0.07)
Basic and diluted weighted average number of common shares outstanding	26,667,781	18,380,326

The accompanying notes are an integral part of these financial statements.

MOJO ORGANICS, INC.
Balance Sheets
As of December 31, 2017 and 2016

	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,357	$38,668
Accounts receivable, net	82,326	29,872
Inventory	273,734	312,029
Prepaid expenses	10,905	29,709
TOTAL CURRENT ASSETS	353,322	410,278
Security deposit	4,518	4,461
TOTAL ASSETS	$393,840	$414,739

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$29,508	$39,329
Accrued payroll to related parties	—	484,600
Total Current Liabilities	29,508	523,929

Commitments and Contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 10,000,000 shares authorized at $0.00 preferred stock, 10,000,000 shares authorized at $0.001 par value, no shares issued and outstanding	—	—
Common stock, 190,000,000 shares authorized at $0.001 par value, 26,667,781 and 18,380,326 shares issued and outstanding, at December 31, 2017 and December 31, 2016, respectively	26,667	18,380
Additional paid in capital	22,963,323	21,265,200
Accumulated deficit	(22,625,658)	(21,392,770)
Total Stockholders' Equity (Deficit)	364,332	(109,190)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$393,840	$414,739

The accompanying notes are an integral part of these financial statements.

MOJO ORGANICS, INC.
Statements of Changes in Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2017 and 2016

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance, January 1, 2016	17,309,590	$17,309	$20,192,089	$(20,124,853)	$84,545

Issuance of restricted Common Stock and Warrants:
Private Placement	964,286	965	336,535	—	337,500
Advisors and Consultants	106,450	106	48,345	—	48,451
Stock based compensation :
Stock options	—	—	45,097	—	45,097
Restricted Common Stock vesting	—	—	466,134	—	466,134
Accrued payroll to related parties - forgiven	—	—	177,000	—	177,000
Net Loss	—	—	—	(1,267,917)	(1,267,917)
Balance, December 31, 2016	18,380,326	$18,380	$21,265,200	$(21,392,770)	$(109,190)
Stock-based compensation
Stock options	—	—	214,690	—	214,690
Stock and warrants issued to directors and employees	8,287,455	8,287	1,483,433	—	1,491,720
Net Loss	—	—	—	(1,232,888)	(1,232,888)
Balance, December 31, 2017	26,667,781	$26,667	$22,963,323	$(22,625,658)	$364,332

The accompanying notes are an integral part of these financial statements.

MOJO ORGANICS, INC.
Statements of Cash Flows
For the Years Ended December 31, 2017 and 2016

	2017	2016
Cash flows from operating activities:
Net loss	$(1,232,888)	$(1,267,917)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	458
Loss on disposal of property and equipment	—	1,102
Stock-based compensation - stock options	214,690	45,097
Stock and warrants issued to directors and employees	1,491,721	466,134
Stock and warrants issued for Consulting Fees	—	48,451

Changes in assets and liabilities:
Increase in accounts receivable	(52,455)	(23,236)
Decrease (increase) in inventory	38,295	(278,556)
Decrease in supplier deposits	—	33,835
Decrease (increase) in prepaid expenses	18,804	(19,359)
Increase in security deposit	(57)	(1,683)
Increase (decrease) in accounts payable and accrued expenses	(9,821)	22,850
(Decrease) increase in accrued payroll to related parties	(484,600)	658,550
Net cash used in operating activities	(16,311)	(314,274)

Net cash used in investing activities:
Purchase of property and equipment	—	(1,527)
Net cash used in investing activities	—	(1,527)

Net cash from financing activities:
Sale of common stock, net	—	337,500
Net cash provided by financing activities	—	337,500

Net increase (decrease) in cash and cash equivalents	(16,311)	23,226

Cash and cash equivalents at beginning of period	38,668	15,442

Cash and cash equivalents at end of period	$22,357	$38,668
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accrued payroll to related parties converted to additional paid-in capital	$588,100	$177,000

The accompanying notes are an integral part of these financial statements.

 MOJO ORGANICS, INC.

Notes to Financial Statements

December 31, 2017 and 2016

NOTE 1 – BUSINESS

Overview

MOJO Organics, Inc. (“MOJO” or the “Company”) was incorporated in the State of Delaware on August 2, 2007.  Headquartered in Jersey City, NJ, the Company engages in new product development, production, marketing, distribution and sales of beverage brands that are natural and Non GMO Project Verified.

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

Cash and Cash Equivalents

Cash equivalents include investment instruments and time deposits purchased with a maturity of three months or less. As of December 31, 2017 and December 31, 2016, the Company did not have any cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of December 31, 2017 and 2016 was zero and $3,000 respectively.

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

The following potentially dilutive securities have been excluded from the computation of weighted average shares outstanding for the years ended December 31, 2017 and 2016, as they would have had an anti-dilutive impact on the Company’s net loss per common share:

	2017	2016
Shares underlying options outstanding	2,476,559	620,000
Shares underlying warrants outstanding	4,012,367	3,069,919
Total	6,488,926	3,716,919

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2017 and December 31, 2016, the Company had no accrued interest or penalties. The Company has had no Federal or state tax examinations in the past nor does it have any at the current time.

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

New Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, which creates ASC Topic 606, “Revenue from Contracts with Customers”, and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition”, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts,” and creates new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers.” In summary, the core principle of ASC Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. Therefore the amendments in ASU 2014-09 will become effective for us as of the beginning of our 2017 fiscal year. The The Company currently recognizes revenue as soon as delivery of goods has occurred. The new pronouncement will not have a material impact on the financial statements.

Management does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On April 6, 2017, the Company entered into Amended and Restated Employment Agreements with Mr. Glenn Simpson (the “Amended Simpson Agreement”), the Company’s Chairman and Chief Executive Officer (the “CEO”) and Mr. Peter Spinner (the “Amended Spinner Agreement”), the Company’s Chief Operating Officer (the “COO”). The Simpson Agreement and the Spinner Agreement were effective April 1, 2017 and have eight year terms.

Pursuant to the Amended Simpson Agreement, Mr. Simpson will be paid a salary of $5,000 per month in cash and the right to receive 67,000 shares of restricted Common Stock per month. These shares have no voting rights, are not eligible for dividends and are non-transferable unless the restriction is lifted. The restriction shall be lifted only upon the generation of $3,000,000 in revenue by the Company during a consecutive twelve month period. Additionally, Mr. Simpson is entitled to an annual bonus comprised of cash and Common Stock based on performance goals established by the Board of Directors of the Company as set forth in the Simpson Agreement.  The cash bonus is established at $44,400 per year. The stock bonus is set at 200,000 shares of Common Stock per year through December 31, 2025 based upon revenue performance goals. The revenue goals range from $2,400,000 to $19,200,000 per year. The bonus awards may be accelerated should revenue exceed the annual target amounts.

Pursuant to the Amended Spinner Agreement, Mr. Spinner will be paid a salary of $5,000 per month in cash and the right to receive 55,000 shares of restricted Common Stock per month. These shares have no voting rights, are not eligible for dividends and are non-transferable unless the restriction is lifted. The restriction shall be lifted only upon the generation of $3,000,000 in revenue by the Company during a consecutive twelve month period. Additionally, Mr. Spinner is entitled to an annual bonus comprised of cash and Common Stock based on performance goals established by the Board of Directors of the Company as set forth in the Spinner Agreement.  The cash bonus is established at $38,400 per year. The stock bonus is set at 200,000 shares of Common Stock per year beginning in the year 2020 through December 31, 2025 based upon revenue performance goals. The revenue goals range from $5,200,000 to $19,200,000 per year. The bonus awards may be accelerated should revenue exceed the annual target amounts.

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

Lease Commitment

The Company maintains office space in Jersey City, New Jersey. The Company leases the space from a third-party pursuant to a lease agreement dated September 15, 2016 at a rate of $2,230 per month.  The lease agreement was terminated on February 28, 2017. The Company signed a new lease agreement for the period March 1, 2017 to February 28, 2018. The new rent under this agreement is $2,259 per month. Lease expense amounted to $28,019 and $25,021 for the years ended December 31, 2017 and 2016,  respectively. After February 28, 2018 the lease will be on a month to month basis with no required commitments.

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

Restricted Stock Compensation

The CEO and COO agreed to forego the receipt of $588,100 owed to them for salary and bonus in exchange for shares of restricted Common Stock. In May 2017, the Company issued an aggregate 3,138,125 shares of restricted Common Stock as settlement of that liability. The shares issued have no voting rights, are not eligible for dividends and are non-transferable unless the restrictions are lifted. The restrictions shall be lifted only upon the generation of $3,000,000 in revenue by the Company during a consecutive twelve month period.

Also in May 2017, the Company issued an aggregate 2,479,869 restricted shares of Common Stock to the CEO and COO as part of the Amended Simpson Agreement and Amended Spinner Agreement, respectively. These shares have no voting rights, are not eligible for dividends and are non-transferable unless the restrictions are lifted. The restrictions shall be lifted only upon the generation of $3,000,000 in revenue by the Company during a consecutive twelve month period.

Pursuant to the Amended Simpson Agreement and the Amended Spinner Agreement, the Company issued 603,000 shares and 495,000 shares, respectively, to the CEO and COO for the stock portion of their monthly compensation for the year ended December 31, 2017. These restricted shares have no voting rights, are not eligible for dividends and are non-transferable unless the restrictions are lifted. The restriction shall be lifted only upon the generation of $3,000,000 in revenue by the Company during a consecutive twelve month period.

During the year ended December 31, 2017, the Company issued 1,128,125 shares of restricted Common Stock to certain of its executive officers. The shares issued have no voting rights, are not eligible for dividends and are non-transferable unless the restrictions are lifted. The restrictions shall be lifted only upon the generation of $3,000,000 in revenue by the Company during a consecutive twelve month period.

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

The Company recorded $805,403 and $479,839 for restricted stock based compensation costs for the twelve months ended December 31, 2017 and December 31, 2016, respectively.

A summary of the restricted stock issuances to directors, executive officers and employees is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested share balance, January 1, 2016	4,210,306	$0.75
Granted	—	—
Vested	(1,901,193)	1.33
Forfeited	—	—
Unvested share balance, December 31, 2016	2,309,113	$0.21
Granted	7,112,119	0.19
Vested	(7,112,119)	0.19
Forfeited	—	—
Unvested share balance, December 31, 2017	2,309,113	$0.21

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

The following table summarizes warrant activity during the period:

Number of Warrants
Outstanding at January 1, 2016	2,614,776
Issued in connection with the 2016 Subscription	482,143
Outstanding at December 31, 2016	3,096,919
Issued in connection with the 2014 Offerings	915,447
Outstanding at December 31, 2017	4,012,366
Exercisable at December 31, 2017	4,012,366

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

The following table summarizes stock option activity under the Plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, January 1, 2016	620,000	$0.255	1.6
Granted	1,856,559	$0.160	4.3
Expired	—	$—	—
Forfeited	—	$—	—
Outstanding, December 31, 2017	2,476,559	$0.184	3.7
Granted	—	—	—
Expired	—	—	—
Forfeited	—	—	—
Outstanding, December 31, 2017	2,476,559	$0.184	2.7
Exercisable, December 31, 2017	1,865,309	$0.184	2.7

During the years ended December 31, 2017 and 2016, compensation expense of $214,690 and $45,097, respectively, was recorded. As of December 31, 2017, there were no unrecognized compensation cost related to non-vested stock options.

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2017 and 2016 was $495,312 and $89,900, respectively.  Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.20 and $0.40 as of December 31, 2017 and 2016, respectively, and the exercise price multiplied by the number of options outstanding.

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued for the years ended December 31, 2017:

2017
Volatility	115%
Expected term (years)	5
Risk-free interest rate	1.87%
Dividend yield	0%

The exercise price on the grant date in relation to the market price during 2015 is as follows:

2017
Exercise price lower than market price	$—
Exercise price equal to market price	$—
Exercise price exceeded market price	$0.184

NOTE 6 – CONCENTRATIONS

Major Customers

During the year ended December 31, 2017, the Company had two customers that accounted for approximately 26% and 28% of revenue. Accounts receivable at December 31, 2017 from these two customers amounted to $9,345 and 28,800, respectively. For the year ended December 31, 2016, there were two major customers accounting for more than 10% of total revenue.

Major Suppliers

During the year ended December 31, 2017, the Company purchased its inventory from two suppliers. The Company has established relationships with other suppliers which management believes could meet its needs on similar terms. Accounts payable at December 31, 2017 to both suppliers was zero.

NOTE 7 – RELATED PARTY TRANSACTIONS

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

12