Form 10-Q
period 2018-03-31
MOJO Organics, Inc.
filed 2018-05-10
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2018

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

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

On March 31, 2018, there were 26,984,528 shares of the registrant's common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

3

MOJO ORGANICS, INC.
(Unaudited) Condensed Balance Sheets
As of March 31, 2018 and December 31, 2017

	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,865	$22,357
Accounts receivable	47,409	82,326
Inventory	303,530	273,734
Prepaid expenses	8,323	10,905
Total Current Assets	402,127	389,322
Security deposit	4,518	4,518
TOTAL ASSETS	$406,645	$393,840

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$70,660	$29,508
Total Current Liabilities	70,660	523,929

Commitments and Contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 10,000,000 shares authorized at $0.001 par value, no shares issued and outstanding	—	—
Common stock, 190,000,000 shares authorized at $0.001 par value, 26,984,528 and 26,667,781 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	26,984	26,667
Additional paid in capital	23,026,356	22,963,323
Accumulated deficit	(22,717,355)	(22,625,658)
Total Stockholders' Equity (Deficit)	335,985	(364,332)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$406,645	$393,840

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
(Unaudited) Condensed Statements of Operations
For the Three Months Ended March 31, 2018 and 2017

	2018	2017
Revenue	$350,894	$241,960

Cost of Revenue	200,806	143,794
Gross Profit	150,088	98,166

Operating Expenses
Selling, general and administrative	241,785	213,817
Total Operating Expenses	241,785	213,817

Loss from Operations	(91,697)	(115,651)

Other Income	—	2,180

Loss Before Provision for Income Taxes	(91,697)	(113,471)

Provision for Income Taxes	—	—

Net Loss	$(91,697)	$(113,471)

Net loss per common share, basic and diluted	$(0.00)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	26,776,174	18,380,326

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
(Unaudited) Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2018 and 2017

	2018	2017
Cash flows from operating activities:
Net loss	$(91,697)	$(113,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation - stock options	—	726
Stock and warrants issued to directors and employees	70,200	—
Changes in assets and liabilities:
Decrease/(Increase) in accounts receivable	34,917	(28,876)
(Increase)/Decrease in inventory	(29,796)	40,899
Increase in supplier deposits	—	(75,670)
Decrease in prepaid expenses	2,582	22,506
Increase in accounts payable and accrued expenses	41,152	22,933
Increase in accrued payroll to related parties	—	103,500
Net cash used provided by operating activities	27,358	(27,453)

Net cash from financing activities:
Shares repurchased for cancellation	(6,850)	—
Net cash used in financing activities	(6,850)	—

Net increase/(decrease) in cash and cash equivalents	20,508	(27,453)

Cash and cash equivalents at beginning of periods	22,357	38,668

Cash and cash equivalents at end of periods	$42,865	$11,215

The accompanying notes are an integral part of these condensed financial statements

MOJO ORGANICS, INC.
Condensed Statements of Changes in Stockholders' Equity
For the Three Months Ended March 31, 2018
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2017	26,667,781	$26,667	$22,963,323	$(22,625,658)	$(364,332)
Stock based compensation
Stock options	—	—	—	—	—
Stock and warrants issued to Directors and Employees	351,000	351	69,849	—	70,200
Stock cancelled	(34,253)	(34)	(6,816)	—	(6,850)
Net loss	—	—	—	(91,697)	(91,697)
Balance, March 31, 2018	26,984,528	$26,984	$23,026,356	$(22,717,355)	$335,985

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.

Notes to Condensed Financial Statements

March 31, 2018

NOTE 1 – BUSINESS

Overview

MOJO Organics, Inc. (“MOJO” or the “Company”) was incorporated in the State of Delaware on August 2, 2007. Headquartered in Jersey City, NJ, the Company engages in new product development, production, marketing, distribution and sales of beverage brands that are natural, USDA Organic and Non GMO Project Verified.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q and article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited interim condensed financial statements included in this document have been prepared on the same basis as the annual audited financial statements, and in the Company’s opinion, reflect all adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2018 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K.

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

Cash and Cash Equivalents

Cash equivalents include investment instruments and time deposits purchased with a maturity of three months or less. As of March 31,2018 and December 31, 2017, the Company did not have any cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of March 31, 2018 and December 31, 2017 was zero.

Inventories

Inventories, consisting solely of finished goods, are stated at the lower of cost (first-in, first-out method) or net realizable value (“NRV”). When necessary, the Company provides allowances to adjust the carrying value of its inventories to the lower of cost or NRV.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09. Revenue from Contracts with Customers (Topic 606). The ASC is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance was made effective for public companies for annual periods beginning after December 15, 2017. The new pronouncement did not have any material impact on the financial statements The Company currently recognizes revenue as soon as delivery of goods has occurred.

Deductions from Revenue

Costs incurred for sales incentives and discounts are accounted for as a reduction in revenue. These costs include payments to customers for performing merchandising activities on our behalf, including in-store displays, promotions for new items, and obtaining optimum shelf space.

Shipping and Handling Costs

Shipping and handling costs incurred to move finished goods from our sales distribution centers to customer locations are included in the line Selling, General and Administrative Expenses in our Statements of Operations.

Net Loss Per Common Share

The Company computes per share amounts in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings per Share”. ASC Topic 260 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the loss available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods.

The following potentially dilutive securities have been excluded from the computation of weighted average shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss per common share:

	For the Three Months Ended March 31,
	2018	2017
Shares underlying options outstanding	2,476,559	620,000
Shares underlying warrants outstanding	3,530,223	4,012,366
Total	6,006,782	4,632,366

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2018 and December 31, 2017, the Company had no accrued interest or penalties. The Company has had no Federal or state tax examinations in the past nor does it have any at the current time.

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

Fair value of financial instruments

The carrying amounts of financial instruments, which include cash, accounts receivable, accounts payable and accrued expense, approximate their fair values due to their short-term nature.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC, did not, or are not believed by management, to have a material impact on the Company’s present or future financial statements.

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

On December 8, 2017, the Company entered into Amended and Restated Employment Agreement with Mr. Peter Spinner (the “Amended Spinner Agreement”). This agreement is effective January 1, 2018 and supersedes the Spinner Agreement. The Amended Spinner Agreement was terminated on March 31,2018.

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

Pursuant to the Amended Spinner Agreement, Mr. Spinner was paid a salary of $5,000 per month payable in stock. These shares have no voting rights, are not eligible for dividends and are non-transferable unless the restriction is lifted. The restriction shall be lifted only upon the generation of $3,000,000 in revenue by the Company during a consecutive twelve month period.

Mr. Simpson was issued 276,000 shares of restricted Common Stock as part of the Simpson Agreement. The restricted shares have no voting rights, are not eligible for dividends and are non-transferable. The restriction shall be lifted only upon the generation of $3,000,000 in revenue by the Company during a consecutive twelve month period. See Notes 4 and 5.

Mr. Spinner was issued 75,000 shares of Common Stock at $0.20 per shares as part of the Amended Spinner Agreement. The restricted shares have no voting rights, are not eligible for dividends and are non-transferable. The restriction shall be lifted only upon the generation of $3,000,000 in revenue by the Company during a consecutive twelve month period. See Notes 4 and 5.

Lease Commitment

The Company maintains office space in Jersey City, New Jersey. The company leased the space pursuant to a lease agreement dated March 1, 2017 at a rate of $2,259 per month. The lease agreement was renewed on March 1, 2018 and the new rate is $2,304 per month. The new lease expires on February 28, 2019. Lease expense amounted to $6,818 and $8,146 for the three months ended March 31, 2018 and 2017, respectively.

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

Restricted Stock Compensation

Pursuant to the Simpson Agreement and the Amended Spinner Agreement, the Company issued 276,000 shares and 75,000 shares, respectively, to the CEO and COO for the stock portion of their monthly compensation for the quarter ended March 31, 2018. These restricted shares have no voting rights, are not eligible for dividends and are non-transferable unless the restrictions are lifted. The restriction shall be lifted only upon the generation of $3,000,000 in revenue by the Company during a consecutive twelve month period.

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

The Company recorded $70,200 and $0 for restricted stock based compensation costs for the three months ended March 31, 2018 and March 31, 2017, respectively.

A summary of the restricted stock issuances to directors, executive officers and employees is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested share balance, January 1, 2016	4,210,306	$0.75
Granted	—	—
Vested	(1,901,193)	1.33
Forfeited	—	—
Unvested share balance, December 31, 2016	2,309,113	$0.21
Granted	7,112,119	0.19
Vested	(7,112,119)	0.19
Forfeited	—	—
Unvested share balance, March 31, 2018	2,309,113	$0.21

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

In connection with the February 2016 Subscription, warrants to purchase 482,143 shares of Common Stock were issued at a price of $0.70 per share and are exercisable for a period of two years from the date of issuance. These warrants expired in February 2018.

The following table summarizes warrant activity during the period:

Outstanding at January 1, 2017	3,096,919
Issued in connection with the 2014 Offerings	915,447
Outstanding at December 31, 2017	4,012,366
Issued in connection with the 2016 Subscription – Expired in February 2018	(482,143)
Outstanding at March 31, 2018	3,530,223
Exercisable at March 31, 2018	3,530,223

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

On June 27, 2014, the Company terminated the agreement.  The Company is taking all necessary steps for the cancellation of the 367,204 shares, due to lack of delivery of consideration and material breach of the agreement

Stock Purchased for Cancellation

During the period January 1, 2018 to March 31, 2018, the Company purchased 34,253 shares of its restricted common stock from four related parties. The Company paid $0.20 per share which was the market price for its traded shares during the period.

NOTE 5 – STOCK OPTIONS

On April 6, 2017, the Company granted stock options to purchase 356,559 shares and 1,500,000 shares of Common Stock pursuant to the 2012 Plan and the 2015 Plan, respectively. See note 3. The options were priced at the fair market value of the Common Stock and are immediately exercisable.

The following table summarizes stock option activity under the Plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2017	2,476,559	$0.184	3.37
Granted
Expired	—	—	—
Forfeited	—	—	—
Outstanding, March 31, 2018	2,476,559	$0.184	3.37
Exercisable, March 31, 2018	2,476,559	$0.184	3.37

During the three months ended March 31, 2018 and 2017, compensation expense related to stock options of $0 and $726, respectively, was recorded. As of March 31, 2018, there was no unrecognized compensation cost related to non-vested stock options.

NOTE 6 – RELATED PARTY TRANSACTIONS

In February 2018, the Company issued 276,000 and 75,000 number of shares of restricted Common Stock to the CEO and COO, respectively, in accordance with their employment agreements. These shares have no voting rights, are not eligible for dividends and are non-transferable unless the restrictions are lifted. The restrictions shall be lifted only upon the generation of $3,000,000 in revenue by the Company during a consecutive twelve month period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Critical Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing the three months ended March 31, 2018 to March 31, 2017.

•	Results of Operations — Analysis of our financial results comparing the three months ended March 31, 2018 to March 31, 2018.

•	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

Results of Operations

Three Months Ended March 31, 2018 and 2017

Revenue

During the three months ended March 31, 2018, the Company reported revenue of $350,894, an increase of $ 108,934 from revenue of $241,960 for the three months ended March 31, 2017.  The increase in revenue was due to the growing demand for both MOJO branded and private label products.

Cost of Revenue

Cost of revenue includes finished goods purchase costs, production costs, raw material costs and freight in costs. Also included in cost of revenue are adjustments made to inventory carrying amounts, including markdowns to market.

For the three months ended March 31, 2018, cost of revenue was $200,806 or 57% of revenue. For the three months ended March 31, 2017, cost of revenue was $143,794 or 59% of revenue. The 2% decrease in cost as a percentage of sales was primarily due to lower purchase price of goods.

Operating Expenses

For the three months ended March 31, 2018, operating expenses were $241,785 an increase of $27,968 over operating expenses of $213,817 for the three months ended March 31, 2017.

This increase in operating expenses was primarily comprised of an increase in selling expenses. Selling expenses, including freight and delivery expenses, broker fees and outside sales fees were $68,050 for the three months ended March 31, 2018 compared to $52,195 for the three months ended March 31, 2017. Net loss for the period decreased to $91,697 from $118,219 for the same period last year.

Liquidity and Capital Resources

Liquidity

As of March 31, 2018, the Company had working capital of $331,467. Net cash provided by operating activities was $27,359 for the three months ended March 31, 2018, an increase of 54,812 over net cash used in operating activities for the three months ended March 31, 2017. Net cash used in financing activities was $6,851 for the three months ended March 31, 2018 and zero for the three months ended March 31, 2017.

Working Capital Needs

Our working capital requirements increase as demand grows for our products. Should the Company require additional working capital in the next twelve months, it may seek to raise funds.  Financing transactions could include the issuance of equity or debt securities or obtaining credit facilities.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of March 31, 2018.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

MOJO ORGANICS, INC.

Dated: May 8, 2018	By:	/s/ Glenn Simpson
Glenn Simpson, Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)

