Form 10-Q
period 2018-06-30
MOJO Organics, Inc.
filed 2018-07-13
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2018

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

Yes ☐  No ☒

On June 30, 2018, there were 27,154,099 shares of the registrant's common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

ii

MOJO ORGANICS, INC.
(Unaudited) Condensed Balance Sheets
As of June 30, 2018 and December 31, 2017

		Audited
	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,131	$22,357
Accounts receivable	180,195	82,326
Inventory	192,962	273,734
Supplier Deposits	8,000	—
Prepaid expenses	10,375	10,905
Total Current Assets	392,663	389,322
Security deposit	4,518	4,518
TOTAL ASSETS	$397,181	$393,840

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$65,116	$29,508
Accrued Payroll to related parties	15,000
Total Current Liabilities	80,116	29,508

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized at $0.001 par value, no shares issued and outstanding	—	—
Common stock, 190,000,000 shares authorized at $0.001 par value, 27,154,099 and 26,667,781 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	27,154	26,667
Additional paid in capital	23,054,071	22,963,323
Accumulated deficit	(22,764,160)	(22,625,658)
Total Stockholders' Equity	317,065	364,322
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$397,181	$393,840

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
(Unaudited) Condensed Statements of Operations
For the Six Months Ended June 30, 2018 and 2017

	2018	2017
Revenue	$793,316	$586,037

Cost of Revenue	442,858	369,505
Gross Profit	350,458	216,532

Operating Expenses
Selling, general and administrative	488,960	1,244,511
Total Operating Expenses	488,960	1,244,511

Loss from Operations	(138,502)	(1,027,989)

Other Income	—	2,180

Loss Before Provision for Income Taxes	(138,502)	(1,025,799)

Provision for Income Taxes	—	—

Net Loss	$(138,502)	$(1,025,799)

Net loss per common share, basic and diluted	$(0.01)	$(0.05)

Basic and diluted weighted average number of common shares outstanding	26,890,117	20,700,686

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
(Unaudited) Condensed Statements of Operations
For the Three Months Ended June 30, 2018 and 2017

	2018	2017
Revenue	$442,422	$344,077

Cost of Revenue	242,052	225,711
Gross Profit	200,370	118,366

Operating Expenses
Selling, general and administrative	247,175	1,030,694
Total Operating Expenses	247,175	1,030,694

Loss from Operations	(46,805)	(912,328)

Other Income	—	—

Loss Before Provision for Income Taxes	(46,805)	(912,328)

Provision for Income Taxes	—	—

Net Loss	$(46,805)	$(912,328)

Net loss per common share, basic and diluted	$(0.00)	$(0.04)

Basic and diluted weighted average number of common shares outstanding	27,002,809	22,995,547

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
(Unaudited) Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2018 and 2017

	2018	2017
Cash flows from operating activities:
Net loss	$(138,502)	$(1,025,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation - stock options	—	214,690
Stock and warrants issued to directors and employees	104,371	1,246,123
Changes in assets and liabilities:
Decrease/(Increase) in accounts receivable	(97,869)	(119,571)
(Increase)/Decrease in inventory	90,294	21,366
Increase in supplier deposits	(8,000)	—
Decrease in prepaid expenses	530	11,425
Increase in accounts payable and accrued expenses	26,085	74,108
Increase/(Decrease) in accrued payroll to related parties	15,000	(448,086)
Net cash used in operating activities	(8,091)	(25,744)

Net cash from financing activities:
Shares repurchased for cancellation	(13,135)	—
Net cash used in financing activities	(13,135)	—

Net decrease in cash and cash equivalents	(21,226)	(25,744)

Cash and cash equivalents at beginning of periods	22,357	38,668

Cash and cash equivalents at end of periods	$1,131	$12,924

The accompanying notes are an integral part of these condensed financial statements

MOJO ORGANICS, INC.
Condensed Statements of Changes in Stockholders' Equity
For the Three Months Ended June 30, 2018
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2017	26,667,781	$26,667	$22,963,323	$(22,625,658)	$364,332
Stock based compensation
Stock options	—	—	—	—	—
Stock and warrants issued to Directors and Employees	552,000	552	103,818	—	104,370
Stock cancelled	(65,682)	(65)	(13,070)	—	(13,135)
Net loss	—	—	—	(138,502)	(138,502)
Balance, June 30, 2018	27,154,099	$27,154	$23,054,071	$(22,764,160)	$317,065

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.

Notes to Condensed Financial Statements

June 30, 2018

NOTE 1 – BUSINESS

Overview

MOJO Organics, Inc. (“MOJO” or the “Company”) was incorporated in the State of Delaware on August 2, 2007. Headquartered in Jersey City, NJ, the Company engages in new product development, production, marketing, distribution and sales of beverage brands that are Non GMO Project Verified.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q and article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited interim condensed financial statements included in this document have been prepared on the same basis as the annual audited financial statements, and in the Company’s opinion, reflect all adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the six months ended June 30, 2018 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K.

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

Cash and Cash Equivalents

Cash equivalents include investment instruments and time deposits purchased with a maturity of three months or less. As of June 30, 2018 and December 31, 2017, the Company did not have any cash equivalents. For purposes of reporting cash flows, cash and cash equivalents include all highly liquid investments purchases with a maturity of three months or less.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of June 30, 2018 and December 31, 2017 was zero.

Inventories

Inventories, consisting solely of finished goods, both on hand and in transit are stated at the lower of cost (first-in, first-out method) or net realizable value. When necessary, the Company provides allowances to adjust the carrying value of its inventories to the lower of cost or NRV. As of June 30, 2018 inventory consists solely of finished goods, with $112,826 on hand and $80,136 in transit.

Revenue Recognition

Revenue is recognized when ownership and risk of loss transfer to the customer, which is the date when the customer receives the product. Revenue transactions represent sales of inventory net of sales discounts and trade promotions consisting of customer pricing allowances and merchandising funds offered through various programs to consumers.

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

The following potentially dilutive securities have been excluded from the computation of weighted average shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss per common share:

	At June 30,
	2018	2017
Shares underlying options outstanding	2,476,559	1,491,865
Shares underlying warrants outstanding	3,530,223	3,683,614
Total	6,006,782	5,175,479

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2018 and December 31, 2017, the Company had no accrued interest or penalties. The Company has had no Federal or state tax examinations in the past nor does it have any at the current time.

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

Recent Accounting Pronouncements

On January 1, 2018 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. The ASC aims to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. The FASB has been assisting stakeholders with implementation questions and issues as organizations prepare to adopt Topic 842. The new pronouncement will not have any material impact on the financial statements.

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

On December 8, 2017, the Company entered into Amended and Restated Employment Agreement with Mr. Peter Spinner (the “Amended Spinner Agreement”). This agreement is effective January 1, 2018 and supersedes the Spinner Agreement. The Amended Spinner Agreement was terminated on March 31, 2018.

Pursuant to the Simpson Agreement, Mr. Simpson will be paid a salary of $5,000 per month in cash and the right to receive 67,000 shares of Common Stock per month. Additionally, Mr. Simpson is entitled to an annual bonus comprised of cash and Common Stock based on performance goals established by the Board of Directors of the Company as set forth in the Simpson Agreement.  The cash bonus is established at $44,400 per year. The stock bonus is set at 200,000 shares of Common Stock per year through December 31, 2025 based upon revenue performance goals. The revenue goals range from $2,400,000 to $19,200,000 per year. The bonus awards may be accelerated should revenue exceed the annual target amounts.

Mr. Simpson and Mr. Spinner were issued 276,000 and 75,000 shares, respectively, of restricted Common Stock at $0.20 per share on February 27, 2018 as part of the Simpson Agreement and Amended Spinner Agreement for their first quarter compensation.

Mr. Simpson was issued 201,000 shares of restricted Common Stock at $0.17 per share on June 15, 2018 as part of the Simpson Agreement for his second quarter compensation.

Lease Commitment

The Company maintains office space in Jersey City, New Jersey. The company leased the space pursuant to a lease agreement dated March 1, 2017 at a rate of $2,259 per month. The lease agreement was renewed on March 1, 2018 and the new rate is $2,304 per month. The new lease expires on February 28, 2019. Lease expense amounted to $13,750 and $14,415 for the six months ended June 30, 2018 and 2017, respectively.

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

Restricted Stock Compensation

On May 9, 2018, the Company consented to lift the prior restrictions to 8,756,542 shares issued to the CEO and 4,709,022 shares issued to the COO of the Company.

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

The Company recorded $119,370 and $0 for restricted stock based compensation costs for the six months ended June 30, 2018 and June 30, 2017, respectively.

A summary of the restricted stock issuances to directors, executive officers and employees is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested share balance, January 1, 2017	2,309,113	$0.21
Granted	7,112,119	0.19
Vested	(7,112,119)	0.19
Forfeited	—	—
Unvested share balance, June 30, 2018	2,309,113	$0.21

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

The following table summarizes warrant activity during the period:

Outstanding at January 1, 2017	3,096,919
Issued in connection with the 2014 Offerings	915,447
Outstanding at December 31, 2017	4,012,366
Issued in connection with the 2016 Subscription – Expired in February 2018	(482,143)
Outstanding at June 30, 2018	3,530,223
Exercisable at June 30, 2018	3,530,223

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

During the period January 1, 2018 to June 30, 2018, the Company purchased 65,682 shares of its restricted common stock from six shareholders. The Company paid $0.20 per share which was the market price for its traded shares during the period.

NOTE 5 – STOCK OPTIONS

On April 6, 2017, the Company granted stock options to purchase 356,559 shares and 1,500,000 shares of Common Stock pursuant to the 2012 Plan and the 2015 Plan, respectively. See note 3. The options were priced at the fair market value of the Common Stock and are immediately exercisable.

The following table summarizes stock option activity under the Plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2017	2,476,559	$0.184	3.7
Granted
Expired	—	—	—
Forfeited	—	—	—
Outstanding, June 30, 2018	2,476,559	$0.184	3.12
Exercisable, June 30, 2018	2,476,559	$0.184	3.12

During the three months ended June 30, 2018 and 2017, compensation expense related to stock options of $0 and $214,690, respectively, was recorded. As of June 30, 2018, there was no unrecognized compensation cost related to non-vested stock options.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of June 30, 2018, accrued payroll of $15,000 was payable to the CEO of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Critical Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing the six months ended June 30, 2018 to June 30, 2017.

•	Results of Operations — Analysis of our financial results comparing the three months ended June 30, 2018 to June 30, 2017.

•	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

COMPANY OVERVIEW

MOJO Organics, Inc. (“MOJO” or the “Company”) a Delaware Corporation is headquartered in Jersey City, NJ. The Company engages in new product development, production, marketing, distribution and sales of beverage brands that are Non GMO Project Verified.

Results of Operations

Six Months Ended June 30, 2018 and 2017

Revenue

During the six months ended June 30, 2018, the Company reported revenue of $793,316, an increase of $ 207,279 from revenue of $586,037 for the six months ended June 30, 2017.  The increase in revenue was primarily due to the growing demand for MOJO branded products.

Cost of Revenue

Cost of revenue includes finished goods purchase costs, production costs, raw material costs and freight in costs. Also included in cost of revenue are adjustments made to inventory carrying amounts, including markdowns to market.

For the six months ended June 30, 2018, cost of revenue was $442,858 or 56% of revenue. For the six months ended June 30, 2017, cost of revenue was $369,505 or 63% of revenue. The 6% decrease in cost as a percentage of sales was primarily due to lower purchase price of goods.

Operating Expenses

For the six months ended June 30, 2018, operating expenses were $488,960 a decrease of $755,551 from operating expenses of $1,244,511 for the six months ended June 30, 2017.

This decrease in operating expenses was primarily comprised of a decrease in compensation expense offset with an increase in selling expenses. Total compensation expense decreased by $794,340 from the same period last year, while selling expenses increased by $42,572 due to increased sales of $207,279 for the six month period.

Three Months Ended June 30, 2018 and 2017

Revenue

During the three months ended June 30, 2018, the Company reported revenue of $442,422, an increase of $ 98,345 from revenue of $344,077 for the three months ended June 30, 2017.  The increase in revenue was primarily due to the growing demand for MOJO branded products.

Cost of Revenue

Cost of revenue includes finished goods purchase costs, production costs, raw material costs and freight in costs. Also included in cost of revenue are adjustments made to inventory carrying amounts, including markdowns to market.

For the three months ended June 30, 2018, cost of revenue was $242,052 or 55% of revenue. For the three months ended June 30, 2017, cost of revenue was $225,711 or 66% of revenue. The 11% decrease in cost as a percentage of sales was primarily due to lower purchase price of goods.

Operating Expenses

For the three months ended June 30, 2018, operating expenses were $247,175 a decrease of $783,519 from operating expenses of $1,030,694 for the three months ended June 30, 2017.

This decrease in operating expenses was primarily comprised of a decrease in compensation expense offset with an increase in selling expenses. Total compensation expense decreased by $801,730 from the same period last year. Selling expenses were $98,115 for the three months ended June 30, 2018 compared to $73,768 for the three months ended June 30, 2017. This $24,347 increase is attributable to the $98,345 growth in revenue for the quarter. Net loss for the period decreased to $46,805 from $912,328 for the same period last year.

Liquidity and Capital Resources

Liquidity

As of June 30, 2018, the Company had working capital of $312,547. Net cash used for operating activities was $8,091 for the three months ended June 30, 2018, a decrease of $17,653 over net cash used in operating activities for the three months ended June 30, 2017. Net cash used in financing activities was $13,135 for the three months ended June 30, 2018 and zero for the three months ended March 31, 2017.

Working Capital Needs

Our working capital requirements increase as demand grows for our products. Should the Company require additional working capital in the next twelve months, it may seek to raise funds.  Financing transactions could include the issuance of equity or debt securities or obtaining credit facilities.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of June 30, 2018.

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

MOJO ORGANICS, INC.

Dated: July 13, 2018	By:	/s/ Glenn Simpson
Glenn Simpson, Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)

