Form 10-Q
period 2018-09-30
MOJO Organics, Inc.
filed 2018-10-30
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2018

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

Yes ☐  No ☒

On September 30, 2018, there were 27,566,423 shares of the registrant's common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

ii

MOJO ORGANICS, INC.
(Unaudited) Condensed Balance Sheets
As of September 30, 2018 and December 31, 2017

	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,815	$22,357
Accounts receivable, net	139,974	82,326
Inventory	172,145	273,734
Supplier deposits	36,678	—
Prepaid expenses	9,351	10,905
Total Current Assets	369,963	389,322
Security deposit	4,518	4,518
TOTAL ASSETS	$374,481	$393,840

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$83,831	$29,508
Accrued payroll to related parties	30,077	—
Total Current Liabilities	113,908	29,508

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized at $0.001 par value, no shares issued and outstanding	—	—
Common stock, 190,000,000 shares authorized at $0.001 par value, 27,566,423 and 26,667,781 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	27,566	26,667
Additional paid in capital	23,136,611	22,963,323
Accumulated deficit	(22,903,604)	(22,625,658)
Total Stockholders' Equity	260,573	364,332
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$374,481	$393,840

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
(Unaudited) Condensed Statements of Operations
For the Nine Months Ended September 30, 2018 and 2017

	2018	2017
Revenue	$1,283,086	$1,025,597

Cost of Revenue	696,604	621,814
Gross Profit	586,482	403,783

Operating Expenses
Selling, general and administrative	864,427	1,450,540
Total Operating Expenses	864,427	1,450,540

Loss from Operations	(277,945)	(1,046,757)

Other Income	—	2,180

Loss Before Provision for Income Taxes	(277,945)	(1,044,577)

Provision for Income Taxes	—	—

Net Loss	$(277,945)	$(1,044,577)

Net loss per common share, basic and diluted	$(0.01)	$(0.04)

Basic and diluted weighted average number of common shares outstanding	27,011,460	22,376,212

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
(Unaudited) Condensed Statements of Operations
For the Three Months Ended September 30, 2018 and 2017

	2018	2017
Revenue	$489,778	$439,560

Cost of Revenue	254,251	252,309
Gross Profit	235,526	187,251

Operating Expenses
Selling, general and administrative	374,722	206,029
Total Operating Expenses	374,722	206,029

Loss from Operations	(139,196)	(18,778)

Other Income	—	—

Loss Before Provision for Income Taxes	(139,196)	(18,778)

Provision for Income Taxes	—	—

Net Loss	$(139,196)	(18,778)

Net loss per common share, basic and diluted	$(0.01)	(0.00)

Basic and diluted weighted average number of common shares outstanding	27,250,188	25,715,063

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
(Unaudited) Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2018 and 2017

	2018	2017
Cash flows from operating activities:
Net loss	$(277,945)	$(1,044,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation - stock options	—	214,690
Stock and warrants issued to directors and employees	188,824	1,370,221
Changes in assets and liabilities:
Increase in accounts receivable	(57,648)	(128,954)
Decrease in inventory	101,589	80,880
Increase in supplier deposits	(36,677)	(57)
Decrease in prepaid expenses	1,553	12,258
Increase/ (Decrease) in accounts payable and accrued expenses	54,323	(12,324)
Increase/(Decrease) in accrued payroll to related parties	30,075	(484,418)
Net cash provided by operating activities	4,094	7,719

Net cash from financing activities:
Shares repurchased for cancellation	(14,636)	—
Net cash used in financing activities	(14,636)	—

Net (decrease)/ increase in cash and cash equivalents	(10,542)	7,719

Cash and cash equivalents at beginning of periods	22,357	38,668

Cash and cash equivalents at end of periods	$11,815	$46,387

The accompanying notes are an integral part of these condensed financial statements

MOJO ORGANICS, INC.
Condensed Statements of Changes in Stockholders' Equity (Deficit)
For the Nine Months Ended September 30, 2018
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance, January 1, 2018	26,667,781	$26,667	$22,963,323	$(22,625,658)	$364,332
Stock based compensation
Stock and warrants issued to Directors and Employees	971,824	972	187,851	—	188,824
Stock repurchased and cancelled	(73,182)	(73)	(14,563)	—	(14,636)
Net loss	—	—	—	(277,945)	(277,945)
Balance, September 30, 2018	27,566,423	$27,566	$23,136,611	$(22,903,603)	$260,573

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.

Notes to Condensed Financial Statements

September 30, 2018

NOTE 1 – BUSINESS

Overview

MOJO Organics, Inc. (“MOJO” or the “Company”) was incorporated in the State of Delaware on August 2, 2007. Headquartered in Jersey City, NJ, the Company engages in new product development, production, marketing, distribution and sales of beverage brands that are Non GMO Project Verified.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q and article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited interim condensed financial statements included in this document have been prepared on the same basis as the annual audited financial statements, and in the Company’s opinion, reflect all adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the nine months ended September 30, 2018 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K.

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

Cash and Cash Equivalents

Cash equivalents include investment instruments and time deposits purchased with a maturity of three months or less. As of September 30, 2018 and December 31, 2017, the Company did not have any cash equivalents. For purposes of reporting cash flows, cash and cash equivalents include all highly liquid investments purchases with a maturity of three months or less.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of September 30, 2018 and December 31, 2017 was zero.

Inventories

Inventories, consisting solely of finished goods are stated at the lower of cost (first-in, first-out method) or net realizable value. When necessary, the Company provides allowances to adjust the carrying value of its inventories to the lower of cost or NRV. As of September 30, 2018 inventory consists solely of finished goods.

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

The following potentially dilutive securities have been excluded from the computation of weighted average shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss per common share:

At September 30, 2018

Issued	Number of Stock Options	Expiration Date	Exercise Price
August 14, 2014	585,000	August 14, 2019	$0.255
June 15, 2015	35,000	June 15, 2020	$0.255
April 6, 2017	1,856,559	April 6, 2022	$0.160
TOTAL	2,476,559

Issued	Number of Warrants	Expiration Date	Exercise Price
March 13, 2014	2,030,223	March 12, 2019	$0.91
August 5, 2015	1,500,000	August 17, 2020	$0.40
TOTAL	3,530,223
GRAND TOTAL	6,006,782

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2018 and December 31, 2017, the Company had no accrued interest or penalties. The Company has had no Federal or state tax examinations in the past nor does it have any at the current time.

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

Recent Accounting Pronouncements

In June 2018 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The ASC aims to simplify several aspects of the accounting for nonemployee share-based payment transactions to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018. The Company is assessing the impact of this pronouncement to the financial statements.

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

On December 8, 2017, the Company entered into Amended and Restated Employment Agreement with Mr. Peter Spinner (the “Amended Spinner Agreement”). This agreement is effective January 1, 2018 and supersedes the Spinner Agreement. Mr. Spinner’s employment with MOJO ended on March 31, 2018.

Pursuant to the Simpson Agreement, Mr. Simpson will be paid a salary of $5,000 per month in cash and the right to receive 67,000 shares of Common Stock per month. Additionally, Mr. Simpson is entitled to an annual bonus comprised of cash and Common Stock based on performance goals established by the Board of Directors of the Company as set forth in the Simpson Agreement.  The cash bonus is established at $44,400 per year. The stock bonus is set at 200,000 shares of Common Stock per year through December 31, 2025 based upon revenue performance goals. The revenue goals range from $2,400,000 to $19,200,000 during a twelve month period. The bonus awards may be accelerated should revenue exceed the annual target amounts.

Mr. Simpson and Mr. Spinner were issued 276,000 and 75,000 shares, respectively, of restricted Common Stock valued at $0.20 per share on February 27, 2018 as part of the Simpson Agreement and Amended Spinner Agreement for their first quarter compensation.

Mr. Simpson was issued 201,000 shares of restricted Common Stock valued at $0.17 per share on June 15, 2018 as part of the Simpson Agreement for his second quarter compensation. Mr. Simpson was issued 201,000 shares of restricted Common Stock valued at $0.22 per share on September 5, 2018 as part of the Simpson Agreement for his third quarter compensation.

Lease Commitment

The Company maintains office space in Jersey City, New Jersey. The lease agreement commenced on March 1, 2018 for $2,304 per month. The lease expires on February 28, 2019. Lease expense amounted to $20,682 and $23,488 for the nine months ended September 30, 2018 and 2017, respectively.

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

Restricted Stock Compensation

On May 9, 2018, the Company approved to the lifting of the prior restrictions to 8,756,542, shares issued to the CEO and 4,709,022, shares issued to the former COO of the Company.

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

The Company recorded $178,590 and $577,281 for restricted stock based compensation costs for the nine months ended September 30, 2018 and September 30, 2017, respectively.

A summary of the restricted stock issuances to directors, executive officers and employees is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested share balance, January 1, 2017	2,309,113	$0.21
Granted	7,112,119	0.19
Vested	(7,112,119)	0.19
Forfeited	—	—
Unvested share balance, September 30, 2018	2,309,113	$0.21

Stock Warrants

In connection with two private placement offerings in March 2014 (the “2014 Offerings”), investors received one purchase warrant at $0.91 per share for each share of Common Stock purchased.

In connection with the February 2016 Private Placement Offering, warrants to purchase 482,143 shares of Common Stock were issued at a price of $0.70 per share, these warrants expired on February 12, 2018.

The following table summarizes warrant activity during the period:

Outstanding at December 31, 2017	4,012,366
Expired	(482,143)
Outstanding at September 30, 2018	3,530,223
Exercisable at September 30, 2018	3,530,223

	Number of Warrants	Expiration Date	Exercise Price
Issued March 13, 2014	2,030,223	March 12, 2019	$0.91
Issued August 5, 2015	1,500,000	August 17, 2020	$0.40
Exercisable at September 30, 2018	3,530,223

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

During the period January 1, 2018 to September 30, 2018, the Company purchased 73,182 shares of its restricted common stock from seven shareholders for cancellation. The Company paid $14,636 which was the market price for its traded shares during the period.

NOTE 5 – STOCK OPTIONS

On April 6, 2017, the Company granted stock options to purchase 356,559 shares and 1,500,000 shares of Common Stock pursuant to the 2012 Plan and the 2015 Plan, respectively. See note 3. The options were priced at the fair market value of the Common Stock and are immediately exercisable.

The following table summarizes stock option activity under the Plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2017	2,476,559	$0.184	3.7
Granted
Expired	—	—	—
Forfeited	—	—	—
Outstanding,September 30, 2018	2,476,559	$0.184	3.12
Exercisable, September 30, 2018	2,476,559	$0.184	3.12

During the nine months ended September 30, 2018 and 2017, compensation expense related to stock options of $0 and $214,690, respectively, was recorded. As of September 30, 2018, there was no unrecognized compensation cost related to non-vested stock options.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of September 30, 2018, accrued payroll of approximately $30,000 was payable to the CEO of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Critical Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
•	Results of Operations — Analysis of our financial results comparing the nine months ended September 30, 2018 to September 30, 2017.
•	Results of Operations — Analysis of our financial results comparing the three months ended September 30, 2018 to September 30, 2017.
•	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

Recent Accounting Pronouncements

New Accounting Pronouncements

In June 2018 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The ASC aims to simplify several aspects of the accounting for nonemployee share-based payment transactions to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018. The Company is assessing the impact of this pronouncement to the financial statements.

COMPANY OVERVIEW

MOJO Organics, Inc. (“MOJO” or the “Company”) a Delaware Corporation is headquartered in Jersey City, NJ. The Company engages in new product development, production, marketing, distribution and sales of beverage brands that are Non GMO Project Verified.

Results of Operations

Nine Months Ended September 30, 2018 and 2017

Revenue

During the nine months ended September 30, 2018, the Company reported revenue of $1,283,086, an increase of $257,489 or 25% from revenue of $1,025,597 for the nine months ended September 30, 2017.  The increase in revenue was primarily due to the growing demand across MOJO branded products and private label business.

Cost of Revenue

Cost of revenue includes finished goods purchase costs, production costs, raw material costs and freight in costs. Also included in cost of revenue are adjustments made to inventory carrying amounts, including markdowns to market.

For the nine months ended September 30, 2018, cost of revenue was $696,604 or 54% of revenue. For the nine months ended September 30, 2017, cost of revenue was $621,814 or 61% of revenue. The 7% decrease in cost margin was primarily due to lower purchase price of goods.

Operating Expenses

For the nine months ended September 30, 2018, operating expenses were $864,427 a decrease of $586,113 from operating expenses of $1,450,540 for the nine months ended September 30, 2017.

This decrease in operating expenses was primarily comprised of a decrease in compensation expense offset with an increase in selling expenses. Total compensation expense decreased by $777,107 from the same period last year, while selling expenses increased by $104,782 due to increased sales of $268,153 for the nine month period.

Three Months Ended September 30, 2018 and 2017

Revenue

For the three months ended September 30, 2018, the Company reported revenue of $489,778, an increase of $ 50,218 from revenue of $439,560 for the three months ended September 30, 2017.  The increase in revenue was primarily due to the growing demand for MOJO branded products, and private label products.

Cost of Revenue

Cost of revenue includes finished goods purchase costs, production costs, raw material costs and freight in costs. Also included in cost of revenue are adjustments made to inventory carrying amounts, including markdowns to market.

For the three months ended September 30, 2018, cost of revenue was $254,251 or 52% of revenue. For the three months ended September 30, 2017, cost of revenue was $252,309 or 57% of revenue. The 5% decrease in cost margin was primarily due to lower purchase price of goods.

Operating Expenses

For the three months ended September 30, 2018, operating expenses were $374,722 an increase of $168,693 from operating expenses of $206,029 for the three months ended September 30, 2017.

This increase in operating expenses was primarily comprised of an increase in consulting fees and selling expenses. Total consulting fees increased by $50,683 from the same period last year. Selling expenses were $121,338 for the three months ended September 30, 2018 compared to $59,127 for the three months ended September 30, 2017. This $62,210 increase is attributable to the $19,776 growth in revenue offset by an increase in selling expenses for the quarter. Net loss for the period increased to $137,684 from $18,778 for the same period last year.

Liquidity and Capital Resources

Liquidity

As of September 30, 2018, the Company had working capital of $256,055. Net cash used for operating activities was $4,094 for the three months ended September 30, 2018, a decrease of $3,625 over net cash provided by operating activities for the three months ended September 30, 2017. Net cash used in financing activities was $14,636 for the three months ended September 30, 2018 and zero for the three months ended September 30, 2017.

Working Capital Needs

Our working capital requirements increase as demand grows for our products. Should the Company require additional working capital in the next twelve months, it may seek to raise funds.  Financing transactions could include the issuance of equity or debt securities or obtaining credit facilities.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of September 30, 2018.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

MOJO ORGANICS, INC.

Dated: October 29, 2018	By:	/s/ Glenn Simpson
Glenn Simpson
Chief Executive Officer and Chairman
(Principal Executive and Principal Financial Officer)

