Form 10-K
period 2018-12-31
MOJO Organics, Inc.
filed 2019-02-25
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

  ☒ ANNUAL REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2018

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

Yes ☐   No ☒

As of December 31, 2018 (the last day of the registrant’s most recently completed third quarter), the aggregate market value of the registrant’s common stock (based on its reported last sale price on such date of $0.15 per share) held by non-affiliates of the registrant was $4,173,866.

On February 25, 2019, there were 27,821,606 shares of the registrant's common stock, par value $0.001, issued and outstanding.

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

CURRENT OPERATIONS

Sales and Distribution

The Company flagship product is MOJO Pure Coconut Water. In addition to Pure Coconut Water, the Company produced Sparkling Coconut Water, Coconut Water + Peach Mango Juice and Coconut Water + Pineapple Juice in 2018. We seek to grow the market share of our products by expanding our hybrid distribution network through the relationships and efforts of our management and third party distribution relationships, an improved broker network, and new products and packaging in 2019.

Production

The Company has multiple sources for its production.  The Company’s fruit sources are of high quality and are part of the overall taste and quality of our products.  Currently, the Company has 3 production facilities that it could source products from, each of the facilities could supply our forecasted demand for 2019 .

Competition

The beverage industry is competitive.  Competitors in our market compete for brand recognition, ingredient sourcing, product shelf space, and e-commerce page rankings.  Our competitors have similar distribution channels and retailers to deliver and sell their products.

Government Regulation

Within the United States, beverages are governed by the U.S. Food and Drug Administration (the “FDA”).  As such, it is necessary for the Company to establish, maintain and make available for inspection records as well as to develop labels (including nutrition information) that meet FDA requirements.  The Company’s production facilities are subject to FDA regulation.

Employees

As of December 31, 2018, the Company had three employees.  The Company also uses the services of contractors, consultants and other third-parties. We contract with food brokers to represent our products to specific specialized sales channels. We utilize the services of direct sales and distribution companies that deliver and sell our products to their customers. We contract with manufacturing facilities to produce our products and outsource the storage and transportation of our products.

CORPORATE HISTORY AND DEVELOPMENT

The Company was incorporated in 2007. MOJO Organics Inc is headquartered in Jersey City, and our internet site is www.mojoorganicsinc.com. MOJO’s stock is traded on the OTC Markets under the symbol “MOJO”.

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

We use independent bottlers for the production of our products and, as such, are subject to the bottler’s production and quality control.

We use independent bottlers for the production of our products.  We play an active  rold in the production of our beverages, which includes but is not limited to developing our formulations, maintaining control over the labeling and packaging of our beverates, independent UAL testing of our products for safetly, and packaging and function of our packaging and correct FDA labeling. We also review and monitor the safety certifications of the factories including their status with the United States Food and Drug Administration. We also inspect the warehouses that our products are stored in, and monitor the trucking companies that deliver our goods.  Accordingly, we are dependent on the bottlers and their ability to meet production demands and to achieve product quality.

Litigation and publicity concerning food quality, health claims, and other issues could expose us to significant liabilities.

The packaged food industry can be adversely affected by litigation and complaints from customers and government authorities resulting from product quality, health claims, allergens, illness, and injury. Adverse publicity about these allegations may negatively affect the Company, regardless of whether the allegations are true. In addition, the food industry has been subject to a number of claims based on the nutritional content of food products they sell, and disclosure and advertising practices. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot predict the ultimate outcome of any such proceedings. An unfavorable outcome will have an adverse impact on our business. In addition, any litigation or regulatory proceedings may result in substantial costs.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The Company maintains office space in Jersey City, NJ. The lease agreement is for the period March 1, 2018 to February 28, 2019 and was renewed for one year under the same terms. The rent under this agreement is $2,304 per month.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against the Company in all material aspects. We could from time to time become a party to various legal or administrative proceedings arising in the course of our business.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is currently quoted on the OTCQB under the symbol “MOJO.”

For the period January 1, 2017 to December 31, 2018, the following table sets forth the high and low closing bid prices by quarter, based upon information obtained from inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions :

	High	Low
First Quarter 2018	$ 3.18	$ 0.13
Second Quarter 2018	$ 0.22	$ 0.11
Third Quarter 2018	$ 0.29	$ 0.11
Fourth Quarter 2018	$ 0.29	$ 0.15

First Quarter 2017	$ 0.40	$ 0.18
Second Quarter 2017	$ 0.35	$ 0.12
Third Quarter 2017	$ 0.20	$ 0.16
Fourth Quarter 2017	$ 0.34	$ 0.13

Holders

As of December 31, 2018, there were 27,825,773 shares of Common Stock issued and outstanding held by 1,009   shareholders of record.

Dividends

The Company has not declared a cash dividend with respect to its Common Stock. Future payment of dividends is within the discretion of the Board of Directors and will depend on earnings, capital requirements, financial condition and other relevant factors.

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

There were no sales of unregistered securities during the years ended December 31, 2018 and 2017.

Issuer Purchases of Equity Securities

During the year ended December 31, 2018, the Company repurchased 79,832 shares of MOJO Restricted Common Stock from shareholders at a cost of $15,965 with an average purchase price of $0.20. The shares were returned to Treasury.

Equity Compensation Plans

2012 Plan

In March 2013, the 2012 plan was approved by our shareholders. The 2012 plan provides the Company with the ability to issue stock options, stock appreciation rights, restricted stock and/or other stock-based awards for up to an aggregate of 2,050,000 shares of common stock.  In 2016, the Company issued 620,000 stock options to purchase shares of common stock that expire in August 2019, and issued 1,073,441,restricted common stock to its Directors and employees. In 2017, the Company granted stock options to purchase 356,559 shares that expire in April 2022. The options were priced at the fair market value of the Common Stock and are exercisable. In 2018, there were no issuances under the 2012 plan. As of December 31, 2018, issued stock options total 976,559. During 2018, 495,403 stock options have been cancelled due to termination of employment. The remaining 495,403 options are available to be issued at December 31, 2018. The 2012 plan was terminated by the Board of Directors on February 18, 2019.

2015 Plan

In October 2015, the Company approved the 2015 Plan, which provides the Company with the ability to issue stock options, stock awards and/or restricted stock purchase offers for up to an aggregate of 1,500,000 shares of Common Stock. On April, 2017, the Company granted stock options to purchase 1,500,000 shares of Common Stock pursuant to the 2015 Plan. The options were priced at the fair market value of the Common Stock and are exercisable. In 2018, there were no issuances under the 2015 plan. As of December 31, 2018, issued stock options total 1,500,000. During 2018, 693,610 stock options have been cancelled due to termination of employment. The remaining 693,610 options are available to be issued at December 31, 2018. The 2015 plan was terminated by the Board of Directors on January 24, 2019.

	2012 Plan	2015 Plan	Total

Authorized	2,050,000	1,500,000	3,550,000
Restricted Stock Issued	1,073,441		1,073,441
Stock Options Issued	976,559	1,500,000	2,476,559
Total Issued	2,050,000	1,500,000	3,550,000
Options Cancelled in 2018	495,403	693,610	1,189,013
Available for issuance as of Dec 31, 2018	495,403	-	495,403
Outstanding as of Dec 31 2018	1,554,597	806,390	2,360,987

The 2015 plan was terminated by the Board of Directors on January 24, 2019 and the 2012 plan was terminated by the Board of Directors on February 18, 2019.

The following table sets forth certain information at December 31, 2018 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

Plan category	No. of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options
2015 Plan	806,390	$0.18
2012 Plan	481,156	$0.18
Total	1,287,546	$0.18

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Significant Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing the year ended December 31, 2018 to 2017.

•	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

Significant Accounting Policies

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

All of our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, to our financial statements, included elsewhere in this Annual Report. We have identified the following as our significant accounting policies and estimates, which are defined as those that are reflective of significant judgments and uncertainties, are the most pervasive and important to the presentation of our financial condition and results of operations and could potentially result in materially different results under different assumptions, judgments or conditions.

We believe the following significant accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements:

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

Recent Accounting Pronouncements

In June 2018 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The ASC aims to simplify several aspects of the accounting for nonemployee share-based payment transactions to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018. The Company has assessed the impact of this pronouncement to the financial statements.

Results of Operations

Years Ended December 31, 2018 and 2017

Revenue

During the year ended December 31, 2018, the Company reported revenue of $1,688,827, an increase of $374,105 or 28% over revenue of $1,314,722 for the year ended December 31, 2017. The increase in revenue was due to higher dollar sales in MOJO branded products and to a lesser extent the MOJO private label business. We also saw growth in same store sales. Also, the addition of new accounts opened added to the growth of revenue in 2018.

Cost of Revenue

Cost of Revenue includes finished goods purchase costs, and freight in costs.  Also included in Cost of Revenue are adjustments made to inventory carrying amounts, if required.

For the year ended December 31, 2018, cost of revenue was $898,806 or 53% of revenue, compared to $786,914 or 60% of revenue for the year ended December 31, 2017. The positive decrease is due primarily to the lower purchase price of inventory.

Operating Expenses

For the year ended December 31, 2018, selling, general and administrative expenses was $1,213,281, a decrease of $549,630 from the year ended December 31, 2017 of $1,762,876.

This decrease in operating expenses was primarily comprised of a decrease in compensation costs offset partially by an increase in selling costs, professional and consulting fees. Compensation costs decreased by $835,600 in 2018 from 2017. This is primarily attributable to lower stock compensation costs. Selling costs, including freight and delivery expenses, broker fees and warehouse costs increased by $168,150 from 2017 to 2018. This was partially due to an increase in sales volume. Professional fees and consulting fees also increased in 2018 by $22,276 and $50,683 respectively.

Stock-based compensation costs to directors and employees, which consist of charges to income for vesting in connection with restricted stock issuances, stock options and warrants, was $0  for the year ended December 31, 2018, compared to $1,235,463 for the year ended December 31, 2017.

Liquidity and Capital Resources

Liquidity

As of December 31, 2018, the Company had working capital of $165,271. Net cash provided by operating activities was $17,639 for the year ended December 31, 2018, an increase of $33,950 compared to net cash used in operating activities for the year ended December 31, 2017 of ($16,311). Net cash used in financing activities to repurchase MOJO Restricted Common Stock was $15,965 for the year ended December 31, 2018 compared to $0 for the year ended December 31, 2017.

Working Capital Needs

Our working capital requirements increase as demand grows for our products. During 2018 and 2017, the Company did not require additional funding. If the Company requires additional working capital during the next twelve months, it may seek to raise additional funds.  Financing transactions may include the issuance of equity, debt securities and obtaining credit facilities.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of December 31, 2018.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICER, AND CORPORATE GOVERNANCE

Executive Officer and Directors

Below are the names and certain information regarding our current executive officer and directors:

Name	Age	Title	Appointed
Glenn Simpson	66	Chairman and CEO	October 27, 2011
Jeffrey Devlin	71	Director	January 27, 2012
Robert Kaufman	62	Director	April 1, 2015
Peter Spinner	49	Director	March 17, 2014

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

Peter Spinner joined the Board of Directors of the Company in March 2014 and was the Chief Operating Officer of the Company from August 2014 to March 2018.  He is the founder and managing director of Wyatts Torch Equity Partners LP, (“Wyatts”), a family business focused on public and private investments in the food and beverage industry. As General Partner and Portfolio Manager of Wyatts since 2011, Mr. Spinner is responsible for investing the assets of the Partnership.   From 2009 until Wyatts was founded in 2011, Mr. Spinner was the managing partner of Ardent Asset Management, a money management firm based in New York City.  From 2000 to 2009, Mr. Spinner was a portfolio manager and an equity analyst at Trellus Capital Management focusing on technology, media and telecommunications. During his tenure at Trellus Capital Management, assets under management expanded from $100 million to $2 billion. Prior thereto, Mr. Spinner has also previously served as an analyst and portfolio manager at Irvine Capital and Forstmann, Leff Associates. He began his career at Salomon Brothers Inc. in the equity trading division. Mr. Spinner received his undergraduate degree from Franklin and Marshall College and his MBA from Fordham University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act of 1934, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash only rights) and any changes in that ownership with the SEC.  To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2018 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or earned by each of our named executive officers (as defined under SEC rules).

Name and Principal Position	Year	Salary		Total
Glenn Simpson	2018	$220,800	(1)	$220,800
Chairman and CEO	2017	$225,790	(1)	$225,790
Peter Spinner	2018	$15,000	(2)	$15,000
COO (08/2014 – 03/2018)	2017	$195,850	(2)	$195,850

The Summary Compensation Table omits columns for Option Awards, Non-Equity Incentive Plan Compensation, Non-Qualified Deferred Compensation Earnings and All Other Compensation as no such amounts were paid to the named executive officers during the fiscal years ended December 31, 2018 or 2017.

(1)	Pursuant to the Simpson Agreement revised in April 2017, Mr. Simpson will be paid a salary of $5,000 per month in cash and the right to receive 67,000 shares of restricted Common Stock per month. Pursuant to his employment agreement, Mr. Simpson is entitled to a salary of not less than $18,500 per month. Additionally, Mr. Simpson is entitled to an annual bonus comprised of cash and Common Stock based on performance goals established by the Board of Directors of the Company as set forth in Amended Simpson Agreement. The cash bonus is established at $44,400 per year. The stock bonus is set at 200,000 shares of Common Stock per year through Decmeber 31, 2025 based upon revenue performance goals. The revenue goals range from $2,400,000 to $19,200,000 per year. The bonus awards are accelerated should revenue exceed the annual target amounts.
During 2018 and 2017, he did not receive cash payments. Mr. Simpson received stock in lieu of cash for the first quarter of 2018 and is owed $45,000 as of December 31, 2018. Mr. Simpson received stock in lieu of cash for 2017.
The “Simpson Agreement” is the only employment agreement in effect as of December 31, 2018.

(2)	Pursuant to the Spinner Agreement revised in April 2017, Mr. Spinner was paid a salary of $5,000 per month in cash and the right to receive 55,000 shares of restriced common stock per month. Pursuant to his employment agreement, Mr. Spinner was entitled to a salary of not less than $16,000 per month. Mr. Spinner did not receive any cash payment in 2017. He received stock in lieu of cash in 2017. On December 8, 2017, the Company entered into an Amended and Restated Employment Agreement with Mr. Peter Spinner (the “Amended Spinner Agreement”). This agreement was effective January 1, 2018 and superseded the “Spinner Agreement”. Pursuant to the Amended Spinner Agreement, Mr. Spinner received $5,000 paid in stock each month for part-time employment. This agreement was terminated on March 31, 2018. Mr. Spinner’s employment with MOJO ended March 31, 2018.

The Company has no other plans in place and has never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Employment Agreements

The “Simpson Agreement” is the only employment agreement in effect as of December 31, 2018. See discussion above.

Outstanding Option Awards at December 31

The following table sets forth information regarding stock options held by executive officers at December 31, 2018.

			Option awards
Name	Year	Securities underlying exercisable options	Option exercise price	Option expiration date
Glenn Simpson	2018 & 2017	995,546	$0.16	April 6, 2022
	2018 & 2017	222,000	$0.255	August 14, 2019
	Total	1,217,546

The Outstanding Equity Awards Table omits Equity incentive plan awards: Number of securities underlying unexercised unearned options related to Option Awards and Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested and Equity incentive plan awards: Market value of payout value of unearned shares, units or other rights that have not vested  related to stock awards, as no such awards were outstanding as of December 31, 2018 and December 31, 2017.

Option Exercises in 2018

No options were exercised during the year ended December 31, 2018 or 2017.

Director Compensation

The non-employee directors did not receive cash compensation for serving as such, for serving on committees (if any) of the Board of Directors or for special assignments. Board members are not reimbursed for expenses incurred in connection with attending meetings.  During the year ended December 31, 2018, there were no arrangements that resulted in our making payments to any of our non-employee directors for any services provided to us by them as directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock known by us as of December 31, 2018 by:

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

Name Of Owner	Shares Owned	Options and Warrants	Strike Price	Expiration Date	Percent Of Common Stock including Warrants and Options (1)
Glenn Simpson	9,359,542				29%
Glenn Simpson		995,546	$0.16	4/6/22	3%
Glenn Simpson		222,000	$0.26	8/14/19	1%
Total - Glenn Simpson	9,359,542	1,217,546			36%
Chairman and CEO
Jeffrey Devlin	367,953				1%
Jeffrey Devlin		35,000	$0.26	8/14/19	0%
Total – Jeffrey Devlin	367,953	35,000			1%
Director
Robert Kaufman	—	35,000	$0.26	8/14/19	0%
Director
Peter Spinner	5,262,948				19%
Director
Wyatts Torch	2,684,066				8%
Wyatts Torch		1,648,751	$0.91	3/12/19	5%
Wyatts Torch		1,500,000	$0.40	8/17/20	5%
Total – Wyatts Torch	2,684,066	3,148,751			19%
All Officers and Directors as a group (4 Persons)	17,289,407	4,435,898			68%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2018 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.
(2)	Includes (i) 9,359,542 shares of restricted Common Stock and (ii) 1,217,546 shares of Common Stock underlying stock options granted pursuant to the Company’s 2012 Plan.
(3)	Includes (i) 367,953 shares of restricted Common Stock and (ii) 35,000 shares of Common Stock underlying stock options granted pursuant to the Company’s 2012 Plan.
(4)	Includes 35,000 shares of Common Stock underlying stock options granted pursuant to the Company’s 2012 Plan.
(5)	Includes (i) 4,877,846 shares of restricted Common Stock; (ii) 2,684,066 shares of Common Stock held by Wyatts, an entity of which Mr. Spinner is the general partner and portfolio manager; (iii) 3,148,751 shares of Common Stock underlying currently exercisable warrants held by Wyatts; (iv) 385,102 shares of Common Stock owned individually and/or jointly with his spouse.
(6)	Includes (i) 17,289,407 shares of restricted Common Stock; (ii) 1,287,546 shares of Common Stock underlying stock options granted pursuant to the Company’s 2012 Plan and (iii) 3,148,751 shares of Common Stock underlying warrants, as described above.

Securities Authorized For Issuance Under Equity Compensation Plans

2012 Plan

In March 2013, the 2012 plan was approved by our shareholders. The 2012 plan provides the Company with the ability to issue stock options, stock appreciation rights, restricted stock and/or other stock-based awards for up to an aggregate of 2,050,000 shares of common stock.  In 2016, the Company issued 620,000 stock options to purchase shares of common stock that expire in August 2019, and issued 1,073,441,restricted common stock to its Directors and employees. In 2017, the Company granted stock options to purchase 356,559 shares that expire in April 2022. The options were priced at the fair market value of the Common Stock and are exercisable. In 2018, there were no issuances under the 2012 plan. As of December 31, 2018, issued stock options total 976,559. During 2018, 495,403 stock options have been cancelled due to termination of employment. The remaining 495,403 options are available to be issued at December 31, 2018.

The 2012 Plan was terminated by the Board of Directors on February 18, 2019.

2015 Plan

In October 2015, the Company approved the 2015 Plan, which provides the Company with the ability to issue stock options, stock awards and/or restricted stock purchase offers for up to an aggregate of 1,500,000 shares of Common Stock. On April, 2017, the Company granted stock options to purchase 1,500,000 shares of Common Stock pursuant to the 2015 Plan. The options were priced at the fair market value of the Common Stock and are exercisable. In 2018, there were no issuances under the 2015 plan. As of December 31, 2018, issued stock options total 1,500,000. During 2018, 693,610 stock options have been cancelled due to termination of employment. The remaining 693,610 options are available to be issued at December 31, 2018.

The 2015 Plan was terminated by the Board of Directors on January 24, 2019.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below and in this Form 10-K, there have been no transactions, since January 1, 2018, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any of our directors, executive officers or beneficial holders of more than 5% of our outstanding Common Stock, or any of their respective immediate family members, has had or will have any direct or material indirect interest.

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

In January 2016, Wyatts purchased 285,715 shares of Common Stock pursuant to the 2016 Subscription. The purchase price of the shares was $0.35 per share, and included purchase warrants for 142,858 shares at a price of $0.70 per share. The two year warrant was immediately exercisable and expired on January 26, 2018.

In August 2015, the Company entered into a subscription agreement (the “2015 Subscription”) whereby 750,000 shares of Common Stock were sold to Wyatts, for a total of $150,000, along with a purchase warrant for 1,500,000 shares of Common Stock at a price of $0.40 per share. The five year warrant is immediately exercisable and expires on August 17, 2020.

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

The aggregate fees billed to the Company for services rendered in connection with the years ended December 31, 2018 and 2017 are set forth in the table below:

Fee Category	2018	2017
Audit fee (1)	$54,000	$36,500
Total	$54,000	$36,500

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements. For 2018 and 2017, audit fees represent fees billed by MSPC.

Audit Committee’s Pre-Approval Practice

We do not have an audit committee. Our board of directors has approved the services described above.

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

MOJO ORGANICS, INC.

Dated: February 25, 2019	By:	/s/ Glenn Simpson
Glenn Simpson, Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Glenn Simpson	Director, Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)	February 25, 2019
Glenn Simpson

/s/ Diane Cudia	Corporate Controller (Principal Accounting Officer)	February 25, 2019
Diane Cudia

PART IV - FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and directors of
MOJO Organics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of MOJO Organics, Inc. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, changes in stockholders’ equity/deficit, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the “Company” as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Cranford, New Jersey

February 25, 2019

MOJO ORGANICS, INC.
Statements of Operations
For the Years Ended December 31, 2018 and 2017

	2018	2017
Revenue	$1,688,827	$1,314,722
Cost of Revenue	898,806	786,914
Gross Profit	790,021	527,808

Operating Expenses
Selling, general and administrative	1,213,281	1,762,876
Loss from Operations	(423,260)	(1,235,068)
Other Income	—	2,180
Loss Before Provision for Income Taxes	(423,260)	(1,232,888)
Provision for Income Taxes	—	—
Net Loss	$(423,260)	$(1,232,888)
Net loss per common share, basic and diluted	(0.02)	(0.05)
Weighted average number of common shares outstanding, basic and diluted	27,213,778	26,667,781

The accompanying notes are an integral part of these financial statements.

MOJO ORGANICS, INC.
Balance Sheets
As of December 31, 2018 and 2017

	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,031	$22,357
Accounts receivable, net	128,342	82,326
Inventory	159,531	273,734
Prepaid expenses	8,299	10,905
TOTAL CURRENT ASSETS	320,202	389,322
Security deposit	4,518	4,518
TOTAL ASSETS	$324,720	$393,840

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$109,931	$29,508
Accrued payroll to related parties	45,000	—
Total Current Liabilities	154,931	29,508

Commitments and Contingencies
STOCKHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized at $0.00 preferred stock, 10,000,000 shares authorized at $0.001 par value, no shares issued and outstanding	—	—
Common stock, 190,000,000 shares authorized at $0.001 par value, 27,825,773 and 26,667,781 shares issued and outstanding, at December 31, 2018 and December 31, 2017, respectively	27,826	26,667
Additional paid in capital	23,190,882	22,963,323
Accumulated deficit	(23,048,919)	(22,625,658)
Total Stockholders' Equity	169,789	364,332
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$324,720	$393,840

The accompanying notes are an integral part of these financial statements.

MOJO ORGANICS, INC.
Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2018 and 2017

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance, January 1, 2017	18,380,326	$18,380	$21,265,200	$(21,392,770)	$(109,190)
Stock options	—	—	214,690	—	214,690
Stock and warrants issued to directors and employees	8,287,455	8,287	1,483,433	—	1,491,720
Net Loss	—	—	—	(1,232,888)	(1,232,888)
Balance, December 31, 2017	26,667,781	$26,667	$22,963,323	$(22,625,658)	$364,332

Stock and warrants issued to Directors and employees	1,019,000	1,019	203,431		204,450
Stock and warrants issued to Consultants	218,824	219	40,014		40,232
Stock retired to treasury	(79,832)	(79)	(15,886)		(15,965)
Net Loss				(423,260)	(423,260)
Balance, December 31, 2018	27,825,773	$27,826	$23,190,882	$(23,048,918)	$169,789

The accompanying notes are an integral part of these financial statements.

MOJO ORGANICS, INC.
Statements of Cash Flows
For the Years Ended December 31, 2018 and 2017

	2018	2017
Cash flows from operating activities:
Net loss	$(423,260)	$(1,232,888)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation - stock options	—	214,690
Stock and warrants issued to directors and employees	204,450	1,491,721
Stock and warrants issued for Consulting Fees	40,232	—
Changes in assets and liabilities:
Increase in accounts receivable	(46,016)	(52,455)
Decrease in inventory	114,203	38,295
Decrease in supplier deposits	—	—
Decrease in prepaid expenses	2,607	18,804
Increase in security deposit	—	(57)
Increase in accounts payable and accrued expenses	80,423	(9,821)
(Decrease) increase in accrued payroll to officers	45,000	(484,600)
Net cash used in operating activities	17,639	(16,311)

Net cash from financing activities:
Shares repurchased for cancellation	(15,965)	—
Net cash used in financing activities	(15,965)	—

Net increase (decrease) in cash and cash equivalents	1,674	(16,311)
Cash and cash equivalents at beginning of period	22,357	38,668
Cash and cash equivalents at end of period	$24,031	$22,357
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	—	—
Taxes paid	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accrued payroll to related parties settled with shares	—	$588,100

The accompanying notes are an integral part of these financial statements.

MOJO ORGANICS, INC.

Notes to Financial Statements

December 31 2018 and 2017

NOTE 1 – BUSINESS

Overview

MOJO Organics, Inc. (“MOJO” or the “Company”) a Delaware corporation is headquartered in Jersey City, NJ. The Company engages in new product development, production, marketing, distribution and sales of beverage brands that are natural and Non GMO Project verified. The Company flagship product is MOJO Pure Coconut Water. In addition to Pure Coconut Water, the Company produced Sparkling Coconut Water, Coconut Wwater + Peach Mango Juice, and Coconut Water + Pineapple Juice in 2018.

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

Cash and Cash Equivalents

Cash equivalents include investment instruments and time deposits purchased with a maturity of three months or less. As of December 31, 2018 and December 31, 2017, the Company did not have any cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of December 31, 2018 and 2017 was zero.

Inventories

Inventories, consisting solely of finished goods, are stated at the lower of cost (first-in, first-out method) or net realizable value (“NRV”). If necessary, the Company provides allowances to adjust the carrying value of its inventories to the lower of cost or NRV. As of December 31, 2018, inventories consist solely of purchased finished goods.

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

The following potentially dilutive securities have been excluded from the computation of weighted average shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss per common share:

At December 31, 2018

Issued	Options	Expiration Date	Exercise Price
August 14, 2014	257,000	August 14, 2019	$0.255
June 15, 2015	35,000	June 15, 2020	$0.255
April 6, 2017	996,546	April 6, 2022	$0.160
TOTAL	1,287,546

Issued	Warrants	Expiration Date	Exercise Price
March 13, 2014	2,030,223	March 12, 2019	$0.910
August 5, 2015	1,500,000	August 17, 2020	$0.400
TOTAL	3,530,223
GRAND TOTAL	4,817,769

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2018 and December 31, 2017, the Company had no accrued interest or penalties. The Company has had no Federal or state tax examinations in the past nor does it have any at the current time. As of December 31, 2018, the Company has a Net Operating Loss Carryforward of 4,736,851 and recognized an Allowance for Deferred Tax Assets amounting to 1,237,976. The Company does not expect the allowance to be reversed within the coming periods.

In 2018, as a result of the 2017 Tax Act, we recognized a provisional tax benefit of 956,326 due to the re-measeurement of certain deferred taxes to the lower U.S. federal tax rate.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On April 6, 2017, the Company entered into Amended and Restated Employment Agreements with Mr. Glenn Simpson (the “Simpson Agreement”), the Company’s Chairman and Chief Executive Officer (the “CEO”) and Mr. Peter Spinner (the “Spinner Agreement”), the Company’s then Chief Operating Officer (the “COO”). The Simpson Agreement and the Spinner Agreement were effective April 1, 2017 and has/had eight year terms.

Pursuant to the Simpson Agreement revised in April 2017, Mr. Simpson will be paid a salary of $5,000 per month in cash and the right to receive 67,000 shares of restricted Common Stock per month. Pursuant to his employment agreement, Mr. Simpson is entitled to a salary of not less than $18,500 per month. Additionally, Mr. Simpson is entitled to an annual bonus comprised of cash and Common Stock based on performance goals established by the Board of Directors of the Company as set forth in Amended Simpson Agreement. The cash bonus is established at $44,400 per year. The stock bonus is set at 200,000 shares of Common Stock per year through Decmeber 31, 2025 based upon revenue performance goals. The revenue goals range from $2,400,000 to $19,200,000 per year. The bonus awards are accelerated should revenue exceed the annual target amounts.

During 2018 and 2017, he did not receive cash payments. Mr. Simpson received stock in lieu of cash for the first quarter of 2018 and is owed $45,000 as of December 31, 2018. Mr. Simpson received stock in lieu of cash for 2017.

The “Simpson Agreement” is the only employment agreement in effect as of December 31, 2018.

 Pursuant to the Spinner Agreement revised in April 2017, Mr. Spinner was paid a salary of $5,000 per month in cash and the right to receive 55,000 shares of restriced common stock per month. Pursuant to his employment agreement, Mr. Spinner was entitled to a salary of not less than $16,000 per month. Mr. Spinner did not receive any cash payment in 2017. He received stock in lieu of cash in 2017. On December 8, 2017, the Company entered into an Amended and Restated Employment Agreement with Mr. Peter Spinner (the “Amended Spinner Agreement”). This agreement was effective January 1, 2018 and superseded the “Spinner Agreement”. Pursuant to the Amended Spinner Agreement, Mr. Spinner received $5,000 paid in stock each month for part-time employment. This agreement was terminated on March 31, 2018. Mr. Spinner’s employment with MOJO ended March 31, 2018.

The Company has no other plans in place and has never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Lease Commitment

The Company maintains office space in Jersey City, NJ. The lease agreement is for the period March 1, 2018 to February 28, 2019 and was renewed for one year under the same terms. The rent under this agreement is $2,304 per month. Lease expense amounted to $27,648 and $28,019 for the years ended December 31, 2018 and 2017 respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has authorized 190,000,000 shares of Common Stock and 10,000,000 shares of preferred stock (“Preferred Stock”), each having a par value of $0.001. On February 4, 2019, the Company by a vote of its majority shareholders cancelled the 10,000,000 shares of preferred stock.

2012 Plan

In March 2013, the 2012 plan was approved by our shareholders. The 2012 plan provides the Company with the ability to issue stock options, stock appreciation rights, restricted stock and/or other stock-based awards for up to an aggregate of 2,050,000 shares of common stock.  In 2016, the Company issued 620,000 stock options to purchase shares of common stock that expire in August 2019, and issued 1,073,441,restricted common stock to its Directors and employees. In 2017, the Company granted stock options to purchase 356,559 shares that expire in April 2022. The options were priced at the fair market value of the Common Stock and are exercisable. In 2018, there were no issuances under the 2012 plan. As of December 31, 2018, issued stock options total 976,559. During 2018, 495,403 stock options have been cancelled due to termination of employment. The remaining 495,403 options are available to be issued at December 31, 2018.

The 2012 plan was terminated by the Board of Directors on February 18, 2019.

2015 Plan

In October 2015, the Company approved the 2015 Plan, which provides the Company with the ability to issue stock options, stock awards and/or restricted stock purchase offers for up to an aggregate of 1,500,000 shares of Common Stock. On April, 2017, the Company granted stock options to purchase 1,500,000 shares of Common Stock pursuant to the 2015 Plan. The options were priced at the fair market value of the Common Stock and are exercisable. In 2018, there were no issuances under the 2015 plan. As of December 31, 2018, issued stock options total 1,500,000. During 2018, 693,610 stock options have been cancelled due to termination of employment. The remaining 693,610 options are available to be issued at December 31, 2018.

The 2015 Plan was terminated by the Board of Directors on January 24, 2019.

Private Placement Offerings

On January 20, 2016, the Company approved a subscription agreement (the “2016 Subscription”) whereby 1,428,572 shares of Common Stock were offered to accredited investors for $0.35 per share. For every two shares purchased, the investor received a warrant to acquire one share of Common Stock at an exercise price of $0.70 per share exercisable for a period of two years from the date of issuance representing a potential aggregate of 714,286 shares of Common Stock. The Company issued a total of 964,286 shares of Common Stock and two year purchase warrants to acquire a total 482,143 shares of Common Stock to four accredited investors in consideration of $337,500. In 2018, 142,857 warrants expired in January and 339,286 expired in February.

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

The Company recorded $0 and $805,403 for restricted stock based compensation costs for the twelve months ended December 31, 2018 and December 31, 2017, respectively.

Stock Warrants

In connection with two private placement offerings in March 2014 (the “2014 Offerings”), investors received one purchase warrant at $0.91 per share for each share of Common Stock purchased.The warrants will expire on March 12, 2019.

In connection with the February 2016 Private Placement Offering, warrants to purchase 482,143 shares of Common Stock were issued at a price of $0.70 per share, these warrants expired on February 12, 2018.

The following table summarizes warrant activity during the period:

Outstanding at December 31, 2017	4,012,366
Expired	(482,143)
Outstanding at December 31, 2018	3,530,223
Exercisable at December 31, 2018	3,530,223

	Number of Warrants Outstanding	Expiration Date	Exercise Price
Issued March 13, 2014	2,030,223	March 12, 2019	$ 0.91
Issued August 5, 2015	1,500,000	August 17, 2020	$ 0.40
Exercisable at December 31, 2018	3,530,223

Advisory Services

On October 3, 2013, the Company entered into an agreement for strategic business advisory services, public relations services and investor relations services with Ian Thompson from Carricklee House, Strabane, Northern Ireland.  In connection with this agreement, the Company issued 167,204 shares of restricted Common Stock and recorded consulting fees of $501,612 during 2013, which was the fair market value of the stock on the date of issue.  The stock is vested; however it is restricted from trading. Ian Thompson was also issued 200,000 shares of restricted Common Stock, which was to vest quarterly based upon the Company reaching certain market capitalization and revenue goals, in addition to providing the above services, with the last tranche vesting on June 30, 2014. Consulting fees amounting to $105,000 and $280,000 were recorded in 2014 and 2013, respectively, related to the 200,000 shares of Common Stock.  Throughout the term of the agreement, the Company requested that Ian Thompson to render performance under the agreement and to provide evidence of same. Ian Thompson failed to perform in all material respects under the terms of the agreement and refused to provide evidence.

On June 27, 2014, the Company terminated the agreement.  The Company is taking all necessary steps for the cancellation of the 367,204 shares, due to lack of delivery of consideration and material breach of the agreement.

NOTE 5 – STOCK OPTIONS

On April 6, 2017, the Company granted stock options to purchase 356,559 shares and 1,500,000 shares of Common Stock pursuant to the 2012 Plan and the 2015 Plan, respectively. See note 4. The options were priced at the fair market value of the Common Stock and are immediately exercisable.

During 2018, 1,189,013 stock options were forfeited due to termination of employment.

The following table summarizes stock option activity under the Plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2017	2,476,559	$0.184	3.7
Granted
Expired	—	—	—
Forfeited	(1,189,013)	—	—
Outstanding,December 31, 2018	1,287,546	$0.182	2.69
Exercisable, December 31, 2018	1,287,546	$0.182	2.69

During the years ended December 31, 2018 and 2017, compensation expense of $0 and $214,690, respectively, was recorded. As of December 31, 2018, there were no unrecognized compensation cost related to non-vested stock options.

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2018 and 2017 was $64,377 and $495,312, respectively.  Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.15 and $0.20 as of December 31, 2018 and 2017, respectively, and the exercise price multiplied by the number of options outstanding.

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued for the year ended December 31, 2017:

2017
Volatility	115%
Expected term (years)	5
Risk-free interest rate	1.87%
Dividend yield	0%

The exercise price on the grant date in relation to the market price during 2017 is as follows:

2017
Exercise price lower than market price	—
Exercise price equal to market price	—
Exercise price exceeded market price	$0.184

There were no new stock options issuances in 2018. Both plans have been terminated in 2019.

NOTE 6 – CONCENTRATIONS

Major Customers

During the year ended December 31, 2018, the Company had two customers that accounted for approximately 51% of revenue. Revenue from Customer A accounted for 26%, and 25% for Customer B. Accounts receivable at December 31, 2018 from these two customers amounted to $0 and $78,167, respectively. The accounts receiveable was paid in full on January 2019. For the year ended December 31, 2017, there were two major customers accounting for more than 50% of total revenue.

Major Suppliers

During the year ended December 31, 2018, the Company purchased its inventory from two suppliers. The Company has established relationships with other suppliers which management believes could meet its needs on similar terms. Accounts payable at December 31, 2018 to both suppliers was $21,527.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of December 31, 2018, accrued payroll of $45,000 was payable to the CEO of the Company.

NOTE 8 – SUBSEQUENT EVENTS

On January 24, 2019, the Company’s Board of Directors resolved to terminate the 2015 Incentive Plan which allowed the issuance of 1,500,000 securities to officers, directors and consultants as incentive compensation.

On February 4, 2019, the Company’s Board of Directors resolved to cancel its authorized 10,000,000 shares of preferred stock, $.001 par value per share.

On February 18, 2019, the Company’s Board of Directors resolved that the Company terminated the 2012 Incentive plan which allowed the issuance of 2,050,000 securities to officers, directors and consultants as incentive compensation. It was resoloved further that 70,000 options to purchase shares of common stock be converted into 70,000 shares of Common Stock. Further resolved that Mr. Glenn Simpson be permitted to exercise his option to purchase 222,000 shares of Common Stock.

