Form 10-Q
period 2019-03-31
MOJO Organics, Inc.
filed 2019-05-10
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2019

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

Yes ☐  No ☒

On March 31, 2019, there were 28,314,606 shares of the registrant's common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

ii

MOJO ORGANICS, INC.
(Unaudited) Condensed Balance Sheets
As of March 31, 2019 and December 31, 2018

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,744	$24,031
Accounts receivable, net	140,663	128,343
Inventory	142,225	159,531
Supplier deposits	10,000	—
Prepaid expenses	16,733	8,299
Total Current Assets	331,365	320,202
Security deposit	4,518	4,518
TOTAL ASSETS	$335,883	$324,720

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$152,471	$109,931
Accrued payroll to related parties	3,390	45,000
Total Current Liabilities	155,861	154,931

STOCKHOLDERS' EQUITY
Common stock, 190,000,000 shares authorized at $0.001 par value, 28,314,606 and 27,825,773 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	28,314	27,826
Additional paid in capital	23,278,774	23,190,882
Accumulated deficit	(23,127,066)	(23,048,919)
Total Stockholders' Equity	180,022	169,789
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$335,883	$324,720

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
(Unaudited) Condensed Statements of Operations
For the Three Months Ended March 31, 2019 and 2018

	2019	2018
Revenue	$408,497	$350,894

Cost of Revenue	200,632	200,806
Gross Profit	207,865	150,088

Operating Expenses
Selling, general and administrative	286,012	241,785
Total Operating Expenses	286,012	241,785

Loss from Operations	(78,147)	(91,697)

Other Income	—	—

Loss Before Provision for Income Taxes	(78,147)	(91,697)

Provision for Income Taxes	—	—

Net Loss	$(78,147)	$(91,697)
Net loss per common share, basic and diluted	$(0.00)	$(0.00)
Basic and diluted weighted average number of common shares outstanding	28,008,915	26,776,174

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
(Unaudited) Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2019 and 2018

	2019	2018
Cash flows from operating activities:
Net loss	$(78,147)	$(91,697)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Stock-based compensation - stock options	—	—
Stock and warrants issued to directors and employees	89,130	70,200
Changes in assets and liabilities:
(Increase)/Decrease in accounts receivable	(12,321)	34,917
Decrease/(Increase) in inventory	17,305	(29,796)
Increase in supplier deposits	(10,000)	—
(Increase)/Decrease in prepaid expenses	(8,434)	2,582
Increase in accounts payable and accrued expenses	42,540	41,152
Decrease in accrued payroll to related parties	(41,610)	—
Net cash (used in)/provided by operating activities	(1,537)	27,358

Net cash from financing activities:
Shares repurchased for cancellation	(750)	(6,850)
Net cash used in financing activities	(750)	(6,850)

Net (decrease)/ increase in cash and cash equivalents	(2,287)	20,508
Cash and cash equivalents at beginning of periods	24,031	22,357
Cash and cash equivalents at end of periods	$21,744	$42,865

The accompanying notes are an integral part of these condensed financial statements

MOJO ORGANICS, INC.
Condensed Statements of Changes in Stockholders' Equity
For the Three Months Ended March 31, 2019
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance, January 1, 2019	27,825,773	$27,826	$23,190,822	$(23,048,918)	$169,789
Stock and warrants issued to Directors and Employees	493,000	493	88,637	—	89,130
Stock repurchased and cancelled	(4,167)	(4)	(746)	—	(750)
Net loss	—	—	—	(78,147)	(78,147)
Balance, March 31, 2019	28,314,606	$28,314	$23,278,773	$(23,127,065)	$180,022

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.

Notes to Condensed Financial Statements

March 31, 2019

NOTE 1 – BUSINESS

Overview

MOJO Organics, Inc. (“MOJO” or the “Company”) a Delaware corporation is headquartered in Jersey City, NJ. The Company engages in new product development, production, marketing, distribution and sales of beverage brands that are natural and Non GMO Project verified. The Company flagship product is MOJO Pure Coconut Water. In addition to Pure Coconut Water, the Company produced Sparkling Coconut Water, Coconut Water + Mango Juice, and Coconut Water + Pineapple Juice.   The Company sells its products to distributors, wholesalers and direct to consumers through e-commerce platforms.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q and article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited interim condensed financial statements included in this document have been prepared on the same basis as the annual audited financial statements, and in the Company’s opinion, reflect all adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2019 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K.

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

Cash and Cash Equivalents

Cash equivalents include investment instruments and time deposits purchased with a maturity of three months or less. As of March 31, 2019 and December 31, 2018, the Company did not have any cash equivalents. For purposes of reporting cash flows, cash and cash equivalents include all highly liquid investments purchases with a maturity of three months or less.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of March 31, 2019 and March 31, 2018 was zero.

Inventories

Inventories, consisting solely of finished goods are stated at the lower of cost (first-in, first-out method) or net realizable value. If necessary, the Company provides allowances to adjust the carrying value of its inventories to the lower of cost or NRV. As of March 31, 2019 inventory consists solely of purchased finished goods.

Revenue Recognition

Revenue from sales of products is recognized when persuasive evidence of an arrangement exists, delivery of products has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Costs incurred for sales incentives and discounts are accounted for as a reduction in revenue.

Deductions from Revenue

Costs incurred for sales incentives and discounts are accounted for as a reduction in revenue. These costs include payments to customers for performing merchandising activities on our behalf, including in store displays, promotions for new items and obtaining optimum shelf space.

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

The following potentially dilutive securities have been excluded from the computation of weighted average shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss per common share:

At March 31, 2019
Issued Date	Issued To	Number of Underlying Common Shares	Expiration Date	Exercise Price
August 19, 2015	Wyatts Torch	1,500,000	August 19, 2020	$0.40
April 6, 2017	Glenn Simpson	995,546	April 6, 2022	$0.16
GRAND TOTAL		2,495,546

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2019 and March 31, 2018, the Company had no accrued interest or penalties. The Company has had no Federal or state tax examinations in the past nor does it have any at the current time. As of December 31, 2018, the Company has a Net Operating Loss Carryforward of 4,736,851 and recognized an Allowance for Deferred Tax Assets amounting to $1,237,976. The Company does not expect the allowance to be reversed within the next twelve months.

Stock-Based Compensation

The Company accounts for equity based transactions under the provisions of ASC Topic 718, “Accounting for Stock-Based Compensation”. The ASC prescribes accounting and reporting standards for stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. ASC Topic 718 requires employee compensation expense to be recorded using the fair value method.

Share based payment awards are measured at grant date fair value of the equity instrument that an entity is obligated to issue when the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied.

Fair value of financial instruments

The carrying amounts of financial instruments, which include cash, accounts receivable, accounts payable and accrued expense, approximate their fair values due to their short-term nature.

Recent Accounting Pronouncements

In March 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2019-01, “Leases(Topic 842): Codification Improvements”. The ASC aims to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing essential information about leasing transactions. The Company has assessed that this pronouncement has no impact to the financial statements.

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

Pursuant to the Simpson Agreement dated April 6, 2017, Mr. Simpson will be paid a salary of $5,000 per month in cash and the right to receive 67,000 shares of restricted Common Stock per month. Pursuant to his employment agreement, Mr. Simpson is entitled to a salary of not less than $18,500 per month. Additionally, Mr. Simpson is entitled to an annual bonus comprised of cash and Common Stock based on performance goals established by the Board of Directors of the Company as set forth in Amended Simpson Agreement. The cash bonus is established at $44,400 per year. The stock bonus is set at 200,000 shares of Common Stock per year through May 31, 2025 based upon revenue performance goals. The revenue goals range from $2,400,000 to $19,200,000 per year. The bonus awards are accelerated should revenue exceed the annual target amounts.

Mr. Simpson was issued 201,000 shares of restricted Common Stock valued at $0.12 per share on February 25, 2018 as part of the Simpson Agreement for his first quarter compensation. During 2018, he did not receive cash payments. Mr. Simpson received stock in lieu of cash for the first quarter of 2018 and was owed $3,390 as of March 31, 2019.

The “Simpson Agreement” is the only employment agreement in effect as of March 31, 2019.

On December 8, 2017, the Company entered into an Amended and Restated Employment Agreement with Mr. Peter Spinner (the “Amended Spinner Agreement”). This agreement was effective January 1, 2018. Pursuant to the Amended Spinner Agreement, Mr. Spinner received $5,000 paid in stock each month for part-time employment.

The Spinner Agreement was terminated on March 31, 2018. Mr. Spinner’s employment with MOJO ended March 31, 2018.

The Company has no other plans in place and has never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Lease Commitment

The Company maintains office space in Jersey City, NJ. The lease agreement was for the period March 1, 2018 to February 28, 2019 and was renewed for one year under the same terms. The rent under this agreement is $2,304 per month. Lease expense amounted to $6,912 and $6,818 for the three months ended March 31, 2019 and 2018 respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has authorized 190,000,000 shares of Common Stock having a par value of $0.001. On February 4, 2019, the Company by a vote of its majority shareholders cancelled the 10,000,000 shares of preferred stock.

2012 Plan

The 2012 plan was terminated by the Board of Directors on February 18, 2019. The Company’s Board of Directors resolved that the 2012 Incentive Plan which allowed the issuance of 2,050,000 securities to officers, directors and consultants as incentive compensation. It was resolved further that 70,000 options to purchase shares of common stock be converted into 70,000 shares of Common Stock. Further resolved that Mr. Glenn Simpson be permitted to exercise his option to purchase 222,000 shares of Common Stock for $0.255 per share.

In March 2013, the 2012 plan was approved by our shareholders. The 2012 plan provides the Company with the ability to issue stock options, stock appreciation rights, restricted stock and/or other stock-based awards for up to an aggregate of 2,050,000 shares of common stock.  In 2016, the Company issued 620,000 stock options to purchase shares of common stock that expire in August 2019, and issued 1,073,441,restricted common stock to its Directors and employees. In 2017, the Company granted stock options to purchase 356,559 shares that expire in April 2022. The options were priced at the fair market value of the Common Stock and are exercisable. In 2018, there were no issuances under the 2012 plan. As of December 31, 2018, issued stock options total 976,559. During 2018, 495,403 stock options have been cancelled due to termination of employment. The remaining 495,403 options were available to be issued at December 31, 2018.

2015 Plan

The 2015 Plan was terminated by the Board of Directors on January 24, 2019. The 2015 Plan was approved in October 2015, and it provided the Company with the ability to issue stock options, stock awards and/or restricted stock purchase offers for up to an aggregate of 1,500,000 shares of Common Stock.

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

Restricted Stock Compensation

On May 9, 2018, the Company’s Board of Directors approved to the lifting of the prior restrictions to 8,756,542, shares issued to the CEO and 4,709,022, shares issued to the former COO of the Company.

Stock Warrants

In connection with private placement offerings in March 2014 (the “2014 Offerings”), warrants to purchase 2,030,223 shares of Common stock were issued at a price of $0.91 per share. These warrants expired on March 12, 2019.

In connection with the February 2016 Private Placement Offering, warrants to purchase 482,143 shares of Common Stock were issued at a price of $0.70 per share, these warrants expired on February 12, 2018.

The following table summarizes warrant activity during the period:

Outstanding at December 31, 2018	3,530,223
Expired in March 2019	(2,030,223)
Outstanding at March 31, 2019	1,500,000
Exercisable at March 31, 2019	1,500,000

	Number of Warrants	Expiration Date	Exercise Price
Issued August 19, 2015	1,500,000	August 19, 2020	$0.40
Exercisable at March 31, 2019	1,500,000

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

On June 27, 2014, the Company terminated the agreement.  Empire Stock Transfer, Inc, the Company’s transfer agent was directed to process cancellation requests regarding the certificates listed below. The Board of Directors approved the Company’s irrevocable agreement to indemnify the Transfer Agent for all loss, liability or expense in carrying out the authority and direction contained on the terms of the Unanimous Written Consent to terminate the Thompson Agreement. The Transfer Agent shall maintain the right to uphold the transfer in the event of forgery.

Certificate No(s)	Registered To	No. of Shares	Transfer to or CANCEL	No. of Shares
605	Ian Thompson	50,000	CANCEL	50,000
606	Ian Thompson	50,000	CANCEL	50,000
607	Ian Thompson	50,000	CANCEL	50,000
608	Ian Thompson	50,000	CANCEL	50,000
610	Ian Thompson	167,204	CANCEL	167,204

Stock Purchased for Cancellation

During the period January 1, 2019 to March 31, 2019, the Company purchased 4,167 shares of its restricted common stock from one shareholder for cancellation. The Company paid $750 which was the market price for its traded shares during the period. The shares were returned to Treasury.

NOTE 5 – STOCK OPTIONS

On April 6, 2017, the Company granted stock options to purchase 356,559 shares and 1,500,000 shares of Common Stock pursuant to the 2012 Plan and the 2015 Plan, respectively. See note 4. The options were priced at the fair market value of the Common Stock and are immediately exercisable.

During 2018, 1,189,013 stock options were forfeited on March 31, 2018 due to termination of employment.

On February 18, 2019, the Company’s Board of Directors resolved to terminate the 2012 Incentive Plan, and it was resolved further that 70,000 options to purchase shares of Common Stock be converted into 70,000 shares of Common Stock. It also allowed the CEO of the Company to exercise his option to purchase 222,000 shares of Common Stock.

During February, two of the Company’s Directors surrendered 70,000 stock options and were issued 70,000 shares of Common Stock in exchange. The CEO of the Company was also issued 222,000 shares of Common Stock.

The following table summarizes stock option activity under the Plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2018	1,287,546	$0.182	2.69
Granted
Exercised	(222,000)	—	—
Forfeited	(70,000)	—	—
Outstanding, March 31, 2019	995,546	$0.160	3.02
Exercisable, March 31, 2019	995,546	$0.160	3.02

During the three months ended March 31, 2019 and 2018, compensation expense related to stock options of $0 and $0, respectively, was recorded. As of March 31, 2019, there was no unrecognized compensation cost related to non-vested stock options.

NOTE 6 – RELATED PARTY TRANSACTIONS

On February 25, 2018 the CEO of the Company exercised 222,000 stock options at $0.255. The accrued payroll owed to him was reduced by $56,610. As of March 31, 2019, remaining accrued payroll of $3,390 was payable to the CEO.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Significant Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing the three months ended March 31, 2019 to March 31, 2018.

•	Results of Operations — Analysis of our financial results comparing the three months ended March 31, 2019 to March 31, 2018.

•	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

Recent Accounting Pronouncements

New Accounting Pronouncements

In March 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2019-01, “Leases(Topic 842): Codification Improvements”. The ASC aims to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing essential information about leasing transactions. The Company has assessed that this pronouncement has no impact to the financial statements.

COMPANY OVERVIEW

MOJO Organics, Inc. (“MOJO” or the “Company”) a Delaware Corporation is headquartered in Jersey City, NJ. The Company engages in new product development, production, marketing, distribution and sales of beverage brands that are Non GMO Project Verified.

Results of Operations

 Three Months March 31, 2019 and 2018

Revenue

For the three months ended March 31, 2019, the Company reported revenue of $408,497, an increase of $ 57,603 or 16% from revenue of $350,894 for the three months ended March 31, 2018.  The increase in revenue was primarily due to the growing demand for MOJO branded products, and private label products.

Cost of Revenue

Cost of revenue includes finished goods purchase costs, production costs, raw material costs and freight in costs. Also included in cost of revenue are adjustments made to inventory carrying amounts, including markdowns to market.

For the three months ended March 31, 2019, cost of revenue was $200,632 or 49% of revenue. For the three months ended March 31, 2018, cost of revenue was $200,806 or 57% of revenue. The 8 percentage points decrease in cost margin was primarily due to lower purchase price of goods.

Operating Expenses

For the three months ended March 31, 2019, operating expenses were $286,012 an increase of $44,227 from operating expenses of $241,785 for the three months ended March 31, 2018.

This increase in operating expenses was primarily comprised of an increase in selling expenses offset by lower compensation expenses. Selling expenses were $132,794 for the three months ended March 31, 2019 compared to $68,050 for the three months ended March 31, 2018. This $58,706 increase is attributable to the Amazon selling fees coupled with an increase in freight and delivery expenses. Compensation expenses for the three months ended March 31, 2019 were $98,679 compared to $130,183 for the three months ended March 31, 2018. The decrease is due to the termination of the COO’s contract effective March 31, 2018.

Liquidity and Capital Resources

Liquidity

As of March 31, 2019, the Company had working capital of $175,504. Net cash used for operating activities was $1,537 for the three months ended March 31, 2019, a decrease of $28,895 compared to net cash provided by operating activities for the three months ended March 31, 2018. Net cash used in financing activities was $750 for the three months ended March 31, 2019 and $6,850 for the three months ended March 31, 2018.

Working Capital Needs

Our working capital requirements increase as demand grows for our products. Should the Company require additional working capital in the next twelve months, it may seek to raise funds.  Financing transactions could include the issuance of equity or debt securities or obtaining credit facilities.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of March 31, 2019.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

MOJO ORGANICS, INC.

Dated: May 10, 2019	By:	/s/ Glenn Simpson
Glenn Simpson
Chief Executive Officer and Chairman
(Principal Executive and Principal Financial Officer)

