Form 10-Q
period 2019-06-30
MOJO Organics, Inc.
filed 2019-08-14
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2019

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

Yes ☐  No ☒

On June 30, 2019, there were 28,565,606 shares of the registrant's common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

ii

MOJO ORGANICS, INC.
(Unaudited) Condensed Balance Sheets
As of June 30, 2019 and December 31, 2018

	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,963	$24,031
Accounts receivable, net	145,219	128,342
Inventory	193,810	159,531
Supplier deposits	20,000	—
Prepaid expenses	14,197	8,299
Total Current Assets	386,189	320,202
Security deposit	4,518	4,518
TOTAL ASSETS	$390,707	$324,720

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$190,188	$109,931
Accrued payroll to related parties	52,674	45,000
Total Current Liabilities	242,862	154,931

STOCKHOLDERS' EQUITY
Common stock, 190,000,000 shares authorized at $0.001 par value, 28,565,606 and 26,667,781 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	28,565	27,826
Additional paid in capital	23,343,782	23,190,882
Accumulated deficit	(23,224,502)	(23,048,919)
Total Stockholders' Equity	147,845	169,789
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$390,707	$324,720

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
(Unaudited) Condensed Statements of Operations
For the Six Months Ended June 30, 2019 and 2018

	2019	2018
Revenue	$843,235	$793,316

Cost of Revenue	430,113	442,858
Gross Profit	413,122	350,458

Operating Expenses
Selling, general and administrative	588,705	488,960
Total Operating Expenses	588,705	488,960

Loss from Operations	(175,584)	(138,502)

Other Income	—	—

Loss Before Provision for Income Taxes	(175,584)	(138,502)

Provision for Income Taxes	—	—

Net Loss	$(175,584)	$(138,502)
Net loss per common share, basic and diluted	$(0.01)	$(0.01)
Basic and diluted weighted average number of common shares outstanding	28,565,224	26,890,117

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
(Unaudited) Condensed Statements of Operations
For the Three Months Ended June 30, 2019 and 2018

	2019	2018
Revenue	$434,738	$442,422

Cost of Revenue	229,480	242,052
Gross Profit	205,257	200,370

Operating Expenses
Selling, general and administrative	302,694	247,175
Total Operating Expenses	302,694	247,175

Loss from Operations	(97,437)	(46,805)

Other Income	—	—

Loss Before Provision for Income Taxes	(97,437)	(46,805)

Provision for Income Taxes	—	—

Net Loss	$(97,437)	$(46,805)
Net loss per common share, basic and diluted	$(0.00)	$(0.00)
Basic and diluted weighted average number of common shares outstanding	28,699,846	27,002,809

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
(Unaudited) Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2019 and 2018

	2019	2018
Cash flows from operating activities:
Net loss	$(175,584)	$(138,502)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock and warrants issued to directors and employees	154,390	104,371
Changes in assets and liabilities:
Increase in accounts receivable	(16,876)	(97,869)
Increase/(Decrease) in inventory	(34,280)	90,294
Increase in supplier deposits	(20,000)	(8,000)
(Increase)/Decrease in prepaid expenses	(5,898)	530
Increase in accounts payable and accrued expenses	80,257	26,085
Increase in accrued payroll to related parties	7,674	15,000
Net cash used in operating activities	(10,317)	(8,091)

Net cash from financing activities:
Shares repurchased for cancellation	(750)	(13,135)
Net cash used in financing activities	(750)	(13,135)

Net decrease in cash and cash equivalents	(11,067)	(21,226)
Cash and cash equivalents at beginning of periods	24,031	22,357
Cash and cash equivalents at end of periods	$12,963	$1,131

The accompanying notes are an integral part of these condensed financial statements

MOJO ORGANICS, INC.
Condensed Statements of Changes in Stockholders' Equity
For the Six Months Ended June 30, 2019
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance, January 1, 2019	27,825,773	$27,826	$23,190,822	$(23,048,918)	$169,789
Stock and warrants issued to Directors and Employees	744,000	744	153,646	—	154,390
Stock repurchased and cancelled	(4,167)	(4)	(746)	—	(750)
Net loss	—	—	—	(175,584)	(175,584)
Balance, June 30, 2019	28,565,606	$28,565	$23,343,782	$(23,224,502)	$147,845

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.

Notes to Condensed Financial Statements

June 30, 2019

NOTE 1 – BUSINESS

Overview

MOJO Organics, Inc. (“MOJO” or the “Company”) a Delaware corporation is headquartered in Jersey City, NJ. The Company engages in new product development, production, marketing, distribution and sales of beverage brands that are natural and Non GMO Project verified. The Company flagship product is MOJO Pure Coconut Water. In addition to Pure Coconut Water, the Company produces Sparkling Coconut Water, Coconut Water + Mango Juice, and Coconut Water + Pineapple Juice.   The Company sells its products to distributors, wholesalers and direct to consumers through e-commerce platforms.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q and article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited interim condensed financial statements included in this document have been prepared on the same basis as the annual audited financial statements, and in the Company’s opinion, reflect all adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the six months ended June 30, 2019 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K.

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

Cash and Cash Equivalents

Cash equivalents include investment instruments and time deposits purchased with a maturity of three months or less. As of June 30, 2019 and December 31, 2018, the Company did not have any cash equivalents. For purposes of reporting cash flows, cash and cash equivalents include all highly liquid investments purchases with a maturity of three months or less.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of June 30, 2019 and June 30, 2018 was zero.

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

The following potentially dilutive securities have been excluded from the computation of weighted average shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss per common share:

	At June 30,
	2019	2018
Shares underlying options outstanding	1,500,000	2,476,559
Shares underlying warrants outstanding	995,549	3,530,226
Total	2,495,546	6,006,782

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

The Company recognizes interest and penalties related to income tax matters in income tax expense. As of June 30, 2019 and June 30, 2018, the Company had no accrued interest or penalties. The Company has had no Federal or state tax examinations in the past nor does it have any at the current time. As of December 31, 2018, the Company had a Net Operating Loss Carryforward of $4,736,851 and recognized an Allowance for Deferred Tax Assets amounting to $1,237,976. The Company does not expect the allowance to be reversed within the next twelve months.

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

Recent Accounting Pronouncements

In March 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2019-01, “Leases(Topic 842): Codification Improvements”. The ASC aims to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing essential information about leasing transactions. The Company has assessed that this pronouncement has no impact on the financial statements.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On April 6, 2017, the Company entered into an Amended and Restated Employment Agreements with Mr. Glenn Simpson (the “Simpson Agreement”), the Company’s Chairman and Chief Executive Officer (the “CEO”).The Simpson Agreement was effective April 1, 2017 and has eight year terms.

Pursuant to the Simpson Agreement dated April 6, 2017, Mr. Simpson will be paid a salary of $5,000 per month in cash and the right to receive 67,000 shares of restricted Common Stock per month. Pursuant to his employment agreement, Mr. Simpson is entitled to a salary of not less than $18,500 per month. Additionally, Mr. Simpson is entitled to an annual bonus comprised of cash and Common Stock based on performance goals established by the Board of Directors of the Company as set forth in Amended Simpson Agreement. The cash bonus is established at $44,400 per year. The stock bonus is set at 200,000 shares of Common Stock per year through May 31, 2025 based upon achieving revenue performance goals. The revenue goals range from $2,400,000 to $19,200,000 per year. The bonus awards are accelerated should revenue exceed the annual target amounts.

As of June 30, 2019, 402,000 shares of restricted Common Stock were issued to the CEO as part of the Simpson Agreement for his first and second quarter compensation. During 2018, he did not receive cash payments. Mr. Simpson received stock in lieu of cash for the first quarter of 2018. He was owed $15,000 and $18,390 as of June 30, 2018 and 2019 respectively for the cash portion of his salary.

On December 8, 2017, the Company entered into an Amended and Restated Employment Agreement with Mr. Peter Spinner (the “Spinner Agreement”), who was the Company’s Chief Operating Officer at that date. This agreement was effective January 1, 2018. Pursuant to the Spinner Agreement, Mr. Spinner received $5,000 paid in stock each month for part-time employment.

The Spinner Agreement was terminated on March 31, 2018 when Mr. Spinner’s employment with MOJO ended.

The “Simpson Agreement” is the only executive   employment agreement in effect as of June 30, 2019.

The Company has no other plans in place and has never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Lease Commitment

The Company maintains office space in Jersey City, NJ. The lease agreement was for the period March 1, 2018 to February 28, 2019 and was renewed for one year under the same terms. The rent under this agreement is $2,304 per month. Lease expense amounted to $13,844and $13,750 for the six months ended June 30, 2019 and 2018 respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has authorized 190,000,000 shares of Common Stock having a par value of $0.001. On February 4, 2019, the Company by a vote of its majority shareholders cancelled the 10,000,000 shares of preferred stock.

2012 Incentive Plan

The 2012 Incentive Plan was terminated by the Board of Directors on February 18, 2019. The Company’s Board of Directors resolved that the 2012 Incentive Plan which allowed the issuance of up to 2,050,000 securities to officers, directors and consultants as incentive compensation would be terminated. It was further resolved that 70,000 options to purchase shares of common stock issued under the 2012 Incentive Plan be converted into 70,000 shares of Common Stock. Another resolution was made that Mr. Glenn Simpson be permitted to exercise his option to purchase 222,000 shares of Common Stock for $0.255 per share.

The 2012 Incentive Plan was approved by our shareholders in March 2013. The 2012 Incentive Plan provided the Company with the ability to issue stock options, stock appreciation rights, restricted stock and/or other stock-based awards for up to an aggregate of 2,050,000 shares of common stock.  In 2016, the Company issued 620,000 stock options to purchase shares of common stock that expire in August 2019, and issued 1,073,441,restricted common stock to its Directors and employees. In 2017, the Company granted stock options to purchase 356,559 shares that expire in April 2022. The options were priced at the fair market value of the Common Stock and are exercisable. In 2018, there were no issuances under the 2012 plan. As of December 31, 2018, issued stock options total 976,559. During 2018, 495,403 stock options had been cancelled due to termination of employment and were available for reissuance at that time.

2015 Incentive Plan

The 2015 Incentive Plan was terminated by the Board of Directors on January 24, 2019. The 2015 Incentive Plan was approved in October 2015, and it provided the Company with the ability to issue stock options, stock awards and/or restricted stock purchase offers for up to an aggregate of 1,500,000 shares of Common Stock.

The Company approved the 2015 Incentive Plan in October 2015. The 2015 Incentive Plan provided the Company with the ability to issue stock options, stock awards and/or restricted stock purchase offers for up to an aggregate of 1,500,000 shares of Common Stock. In April, 2017, the Company granted stock options to purchase 1,500,000 shares of Common Stock pursuant to the 2015 Plan. The options were priced at the fair market value of the Common Stock and were exercisable from the date of issuance. In 2018, there were no issuances under the 2015 plan. As of December 31, 2018, issued stock options total 1,500,000. During 2018, 693,610 stock options had been cancelled due to termination of employment and were available for reissuance at that time.

Restricted Stock Compensation

On May 9, 2018, the Company’s Board of Directors approved to the lifting of the prior restrictions to 8,756,542, shares issued to the CEO and 4,709,022, shares issued to the former COO of the Company.

Restricted Stock Issuances

During the six months ended June 30, 2019, 744,000 shares of Restricted Common Stock were issued to Directors and Officers of the Company.

During the quarter ended March 31, 2019, a total of 493,000 shares of Common Stock were issued. The CEO exercised his option to purchase 222,000 shares at $0.255 per share. The CEO was also issued 201,000 shares for the stock portion of his salary for the first quarter. Two directors who had 35,000 options each were issued a total of 70,000 shares of Common Stock following the resolution to terminate the 2012 Incentive Plan as discussed in Note 4.

During the quarter ended June 30, 2019, a total of 251,000 shares of Common Stock were issued. 201,000 shares were issued to the CEO for the stock portion of his salary for the second quarter and 50,000 shares were issued to the Corporate Controller as part of her annual stock bonus.

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

The following table summarizes warrant activity during the period:

Outstanding at December 31, 2018	3,530,223
Expired in March 2019	(2,030,223)
Outstanding at June 30, 2019	1,500,000
Exercisable at June 30, 2019	1,500,000

	Number of Warrants	Expiration Date	Exercise Price	Exercise Value
Issued August 19, 2015	1,500,000	August 19, 2020	$0.40	$600,000
Exercisable at June 30, 2019	1,500,000

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

Stock Purchased for Cancellation

During the period January 1, 2019 to June 30, 2019, the Company purchased 4,167 shares of its restricted common stock from one shareholder for cancellation. The Company paid $750 which was the market price for its traded shares during the period. The shares were cancelled and are available for reissuance.

NOTE 5 – STOCK OPTIONS

On April 6, 2017, the Company granted stock options to purchase 356,559 shares and 1,500,000 shares of Common Stock pursuant to the 2012 Incentive Plan and the 2015 Incentive Plan, respectively. See note 4. The options were priced at the fair market value of the Common Stock and are immediately exercisable.

On March 31,2018, 1,189,013 stock options were forfeited due to a termination of employment.

As of June 30, 2019, there are 995,546 reamaining options outstanding that were issued to Glenn Simpson. The weighted average exercise price is $0.16.

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

The following table summarizes stock option activity under the Plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2018	1,287,546	$0.182	2.69
Granted
Exercised	(222,000)	—	—
Forfeited	(70,000)	—	—
Outstanding, June 30, 2019	995,546	$0.160	2.77
Exercisable, June 30, 2019	995,546	$0.160	2.77

During the six months ended June 30, 2019 and 2018, compensation expense related to stock options of $0 and $0, respectively, was recorded. As of June 30, 2019, there was no unrecognized compensation cost related to non-vested stock options.

NOTE 6 – RELATED PARTY TRANSACTIONS

On February 25, 2019 the CEO of the Company exercised 222,000 stock options at $0.255 and the accrued payroll owed to him was reduced by $56,610. As of June 30, 2019, accrued payroll of $18,390 and $15,000 loan was owed to the CEO. These amounts are not interest bearing.

NOTE 7 – SUBSEQUENT EVENTS

On August 13, 2019 the $15,000 loan payable balance was used to pay for an option exercise made by the CEO of the Company. As a result of the transaction, the Company issued 93,750 shares to the CEO and the balance payable under the loan was reduced to $0. These shares have full voting rights, but have sale restrictions. Mr. Simpson has 901,796 remaining options at $0.16 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Significant Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing the six months ended June 30, 2019 to June 30, 2018.

•	Results of Operations — Analysis of our financial results comparing the three months ended June 30, 2019 to June 30, 2018.

•	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

Recent Accounting Pronouncements

New Accounting Pronouncements

In March 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2019-01, “Leases(Topic 842): Codification Improvements”. The ASC aims to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing essential information about leasing transactions. The Company has assessed that this pronouncement has no impact on the financial statements.

COMPANY OVERVIEW

MOJO Organics, Inc. (“MOJO” or the “Company”) a Delaware Corporation is headquartered in Jersey City, NJ. The Company engages in new product development, production, marketing, distribution and sales of beverage brands that are Non GMO Project Verified.

Results of Operations

Six Months June 30, 2019 and 2018

Revenue

For the six months ended June 30, 2019, the Company reported revenue of $843,235, an increase of $ 49,919 or 6% from revenue of $793,316 for the six months ended June 30, 2018.  The increase in revenue was primarily due to the growing demand for MOJO branded products, and private label products.

Cost of Revenue

Cost of revenue includes finished goods purchase costs, production costs, raw material costs and freight in costs. Also included in cost of revenue are adjustments made to inventory carrying amounts, including markdowns to market.

For the six months ended June 30, 2019, cost of revenue was $430,113 or 51% of revenue. For the six months ended June 30, 2018, cost of revenue was $442,858 or 56% of revenue. The 5 percentage points decrease in cost margin was primarily due to lower purchase price of goods.

Operating Expenses

For the six months ended June 30, 2019, operating expenses were $588,705 an increase of $99,745 from operating expenses of $488,960 for the six months ended June 30, 2018.

This increase in operating expenses was comprised of higher marketing and selling expenses. Selling expenses were $241,793 for the six months ended June 30, 2019 compared to $166,165 for the six months ended June 30, 2018. This $75,628 increase is attributable to the Amazon selling fees coupled with an increase in freight and delivery expenses. Marketing expenses increased by $9,529 from the same period last year and this is due to advertising and merchandising done in 2019.

Three Months June 30, 2019 and 2018

Revenue

For the three months ended June 30, 2019, the Company reported revenue of $434,738, a decrease of $ 7,684 or 2% from revenue of $442,422 for the three months ended June 30, 2018.  The decrease in revenue was due to slower fulfillment of orders during the quarter. In transit inventory to customers was $16,146 as of June 30, 2019.

Cost of Revenue

Cost of revenue includes finished goods purchase costs, production costs, raw material costs and freight in costs. Also included in cost of revenue are adjustments made to inventory carrying amounts, including markdowns to market.

For the three months ended June 30, 2019, cost of revenue was $229,480 or 53% of revenue. For the three months ended June 30, 2018, cost of revenue was $242,052 or 55% of revenue. The 2 percentage points decrease in cost margin was primarily due to lower purchase price of goods.

Operating Expenses

For the three months ended June 30, 2019, operating expenses were $302,964 an increase of $55,519 from operating expenses of $247,175 for the three months ended June 30, 2018.

The increase in operating expenses was comprised of higher marketing and selling expenses and an increase in compensation costs. Selling expenses were $114,973 for the three months ended June 30, 2019 compared to $98,115 for the six months ended June 30, 2018. This $16,858 increase is attributable to the Amazon selling fees coupled with an increase in freight and delivery expenses. Marketing expenses increased by $9,289 from the same period last year and this is due to advertising and merchandising done in 2019. Compensation expenses increased by $27,944 from $109,527 in 2018 and this is caused by higher salaries paid in stock driven by the increase in MOJO stock price in 2019.

Liquidity and Capital Resources

Liquidity

As of June 30, 2019, the Company had working capital of $143,327. Net cash used for operating activities was $10,317 for the six months ended June 30, 2019, an increase of $2,226 compared to net cash used operating activities for the six months ended June 30, 2018. Net cash used in financing activities was $750 for the six months ended June 30, 2019 and $13,135 for the six months ended June 30, 2018.

Working Capital Needs

Our working capital requirements increase as demand grows for our products. Should the Company require additional working capital in the next twelve months, it may seek to raise funds.  Financing transactions could include the issuance of equity or debt securities or obtaining credit facilities.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of June 30, 2019.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

MOJO ORGANICS, INC.

Dated: August 14, 2019	By:	/s/ Glenn Simpson
Glenn Simpson
Chief Executive Officer and Chairman
(Principal Executive and Principal Financial Officer)

