Form 10-Q
period 2019-09-30
MOJO Organics, Inc.
filed 2019-10-28
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2019

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

Registrant’s telephone number: 929 264 7944

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

Yes ☐  No ☒

On September 30, 2019, there were 28,910,356 shares of the registrant's common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

ii

MOJO ORGANICS, INC.
Condensed Balance Sheets (Unaudited)
As of September 30, 2019 and December 31, 2018

	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,346	$24,031
Accounts receivable, net	133,649	128,342
Inventory	169,758	159,531
Supplier deposits	5,000	—
Prepaid expenses	21,729	8,299
Security deposit	4,518	4,518
Total Current Assets	$340,000	$324,720
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$125,679	$109,931
Accrued payroll to related parties	33,390	45,000
Total Current Liabilities	159,069	154,931

STOCKHOLDERS'EQUITY
Common stock, 190,000,000 shares authorized at $0.001 par value, 28,910,356 and 26,667,781 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	28,910	27,826
Additional paid in capital	23,411,147	23,190,882
Accumulated deficit	(23,259,126)	(23,048,919)
Total Stockholders'Equity	180,931	169,789
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$340,000	$324,720

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Operations (Unaudited)
For the Nine Months Ended September 30, 2019 and 2018

	2019	2018
Revenue	$1,346,573	$1,283,086
Cost of Revenue	692,219	696,604
Gross Profit	654,354	586,482

Operating Expenses
Selling, general and administrative	864,562	864,427
Total Operating Expenses	864,562	864,427

Loss from Operations	(210,208)	(277,945)
Other Income	—	—

Loss Before Provision for Income Taxes	(210,208)	(277,945)
Provision for Income Taxes	—	—
Net Loss	$(210,208)	$(277,945)
Net loss per common share, basic and diluted	$(0.00)	$(0.01)
Basic and diluted weighted average number of common shares outstanding	28,431,664	27,011,460

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Operations (Unaudited)
For the Three Months Ended September 30, 2019 and 2018

	2019	2018
Revenue	$503,338	$489,778
Cost of Revenue	262,106	254,251
Gross Profit	241,232	235,526

Operating Expenses
Selling, general and administrative	275,857	374,722
Total Operating Expenses	275,857	374,722

Loss from Operations	(34,625)	(139,196)
Other Income	—	—

Loss Before Provision for Income Taxes	(34,625)	(139,196)
Provision for Income Taxes	—	—
Net Loss	$(34,625)	$(139,196)
Net loss per common share, basic and diluted	$(0.00)	$(0.01)
Basic and diluted weighted average number of common shares outstanding	29,623,689	27,250,188

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2019 and 2018

	2019	2018
Cash flows from operating activities:
Net loss	$(210,208)	$(277,945)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Stock and warrants issued to directors and employees	222,100	188,824
Changes in assets and liabilities:
Increase in accounts receivable	(5,307)	(57,648)
(Decrease)/Increase in inventory	(10,227)	101,589
Increase in supplier deposits	(5,000)	(36,677)
(Increase)/Decrease in prepaid expenses	(13,430)	1,553
Increase in accounts payable and accrued expenses	15,748	54,323
(Decrease)/Increase in accrued payroll to related parties	(11,610)	30,075
Net cash (used in)/provided by operating activities	(17,934)	4,094

Net cash from financing activities:
Shares repurchased for cancellation	(750)	(14,636)
Net cash used in financing activities	(750)	(14,636)

Net decrease in cash and cash equivalents	(18,684)	(10,542)
Cash and cash equivalents at beginning of periods	24,031	22,357
Cash and cash equivalents at end of periods	$5,346	$11,815

The accompanying notes are an integral part of these condensed financial statements

MOJO ORGANICS, INC.
Condensed Statements of Changes in Stockholders' Equity
For the Nine Months Ended September 30, 2019
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance, January 1, 2019	27,825,773	$27,826	$23,190,822	$(23,048,918)	$169,789
Stock and warrants issued to Directors and Employees	1,088,750	1,089	221,011	—	222,100
Stock repurchased and cancelled	(4,167)	(4)	(746)	—	(750)
Net loss	—	—	—	(210,208)	(210,208)
Balance, September 30, 2019	28,910,606	$28,910	$23,411,147	$(23,259,126)	$180,930

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.

Notes to Condensed Financial Statements

September 30, 2019

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

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q and article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited interim condensed financial statements included in this document have been prepared on the same basis as the annual audited financial statements, and in the Company’s opinion, reflect all adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the nine months ended September 30, 2019 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K.

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

Cash and Cash Equivalents

Cash equivalents include investment instruments and time deposits purchased with a maturity of three months or less. As of September 30, 2019 and December 31, 2018, the Company did not have any cash equivalents. For purposes of reporting cash flows, cash and cash equivalents include all highly liquid investments purchases with a maturity of three months or less.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of September 30, 2019 and December 31, 2018 was zero.

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

Deductions from Revenue

Costs incurred for sales incentives and discounts are accounted for as reductions in revenue. These costs include payments to customers for performing merchandising activities on our behalf, including in store displays, promotions for new items and obtaining optimum shelf space.

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

The following potentially dilutive securities have been excluded from the computation of weighted average shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss per common share:

	At September 30,
	2019	2018
Shares underlying options outstanding	901,796	2,476,559
Shares underlying warrants outstanding	1,500,000	3,530,223
Total	2,401,796	6,006,782

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

The Company recognizes interest and penalties related to income tax matters in income tax expense. As of September 30, 2019 and September 30, 2018, the Company had no accrued interest or penalties. The Company has had no Federal or state tax examinations in the past nor does it have any at the current time. As of September 30, 2019 and December 31, 2018, the Company had Net Operating Loss Carryforwards of $4,955,634 and $4,736,851, respectively, and recognized an Allowance for Deferred Tax Assets amounting to $1,295,155 and $1,237,976, respectively. The Company does not expect the allowance to be reversed within the next twelve months.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On April 6, 2017, the Company entered into an Amended and Restated Employment Agreements with Mr. Glenn Simpson (the “Simpson Agreement”), the Company’s Chairman and Chief Executive Officer (the “CEO”).The Simpson Agreement was effective April 1, 2017 and has an eight year term.

Pursuant to the Simpson Agreement dated April 6, 2017, Mr. Simpson will be paid a salary of $5,000 per month in cash and the right to receive 67,000 shares of restricted Common Stock per month. Pursuant to his employment agreement, Mr. Simpson is entitled to a salary of not less than $18,500 per month. Additionally, Mr. Simpson is entitled to an annual bonus comprised of cash and Common Stock based on performance goals established by the Board of Directors of the Company as set forth in the Simpson Agreement. The cash bonus is established at $44,400 per year. The stock bonus is set at 200,000 shares of Common Stock per year through May 31, 2025 based upon achieving revenue performance goals. The revenue goals range from $2,400,000 to $19,200,000 per year. The bonus awards are accelerated when revenues exceed the annual target amounts.

During the nine months ended September 30, 2019, 603,000 shares of restricted Common Stock were issued to the CEO as part of the Simpson Agreement for his first, second and third quarter compensation. During 2018, he did not receive cash payments. Mr. Simpson received stock in lieu of cash for the first quarter of 2018. He was owed $33,390 and $45,000 as of September 30, 2019 and December 31, 2018, respectively, for the cash portion of his salary.

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

The Spinner Agreement was terminated on March 31, 2018 when Mr. Spinner’s employment with MOJO ended.

The “Simpson Agreement” is the only executive employment agreement in effect as of September 30, 2019.

The Company has no other plans in place and has never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Lease Commitment

The Company maintains office space in Jersey City, NJ. The initial lease agreement was for the period March 1, 2018 to February 28, 2019 and was renewed for one year (through February 29, 2020) under the same terms. The rent under this agreement is $2,304 per month. Lease expense amounted to $20,736 and $20,682 for the nine months ended September 30, 2019 and 2018 respectively. The security deposit for the lease agreement is $4,518 and the lease expires on February 29, 2020.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has authorized 190,000,000 shares of Common Stock having a par value of $0.001. On February 4, 2019, the Company by a vote of its majority shareholders cancelled the authorization for the issuance of up to 10,000,000 shares of preferred stock. There were no shares of preferred stock issued or outstanding prior to this change.

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

Restricted Stock Compensation

On May 9, 2018, the Company’s Board of Directors approved to the lifting of the prior restrictions on 8,756,542, shares issued to the CEO and 4,709,022, shares issued to the former COO of the Company.

Restricted Stock Issuances

During the nine months ended September 30, 2019, 1,088,750 shares of restricted Common Stock were issued to Directors and Officers of the Company. These shares have full voting rights but are restricted for sale or transfer.

During the quarter ended March 31, 2019, a total of 493,000 shares of restricted Common Stock were issued. The CEO exercised his option to purchase 222,000 shares at $0.255 per share. The CEO was also issued 201,000 shares for the stock portion of his salary for the first quarter. Two directors who had 35,000 options each were issued a total of 70,000 shares of Common Stock following the resolution to terminate the 2012 Incentive Plan as discussed in Note 4.

During the quarter ended June 30, 2019, a total of 251,000 shares of restricted Common Stock were issued. 201,000 shares were issued to the CEO for the stock portion of his salary for the second quarter and 50,000 shares were issued to the Corporate Controller as part of her annual stock bonus.

During the quarter ended September 30, 2019, a total of 344,750 shares of restricted Common Stock were issued. The CEO exercised his option to purchase 93,750 shares at $0.16 per share. The total exercise value is $15,000 and this reduced the loan payable balance to the CEO to $0. The CEO was also issued 201,000 shares for the stock portion of his salary for the third quarter. The Corporate Controller was also issued 50,000 shares as part of her annual stock bonus.

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

The following table summarizes warrant activity during the period:

Outstanding at December 31, 2018	3,530,223
Expired in March 2019	(2,030,223)
Outstanding at September 30, 2019	1,500,000
Exercisable at September 30, 2019	1,500,000

	Number of Warrants	Expiration Date	Exercise Price	Exercise Value
Issued August 19, 2015	1,500,000	August 19, 2020	$0.40	$600,000
Exercisable at September, 2019	1,500,000

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

Certificate No(s)	Registered To	No. of Shares	Transfer to or CANCELLED	No. of Shares
605	Ian Thompson	50,000	CANCELLED	50,000
606	Ian Thompson	50,000	CANCELLED	50,000
607	Ian Thompson	50,000	CANCELLED	50,000
608	Ian Thompson	50,000	CANCELLED	50,000
610	Ian Thompson	167,204	CANCELLED	167,204

Stock Purchased for Cancellation

During the period January 1, 2019 to September 30, 2019, the Company purchased 4,167 shares of its restricted common stock from one shareholder for cancellation. The Company paid $750 which was the market price for its traded shares during the period. The shares were cancelled and are available for reissuance.

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

On August 13, 2019, the Company’s Board of Directors resolved to allow the CEO to exercise his option to purchase 93,750 shares at $0.16 per share. The total exercise value of $15,000 was reduced the loan payable to the CEO to $0.

As of September 30, 2019, there are 901,796 remaining options outstanding that were issued to Glenn Simpson. The weighted average exercise price is $0.16.

The following table summarizes stock option activity under the Plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2018	1,287,546	$0.182	2.69
Granted
Exercised	(315,750)	0.227	—
Forfeited	(70,000)	0.255	—
Outstanding, September 30, 2019	901,796	$0.160	2.52
Exercisable, September 30, 2019	901,796	$0.160	2.52

During the nine months ended September 30, 2019 and 2018, compensation expense related to stock options of $0 and $0, respectively, was recorded. As of September 30, 2019, there was no unrecognized compensation cost related to non-vested stock options.

NOTE 6 – RELATED PARTY TRANSACTIONS

On February 25, 2019 the CEO of the Company exercised 222,000 stock options at an exercise price of $0.255 and the accrued payroll owed to him was reduced by $56,610.

On August 13, 2019 the $15,000 loan payable balance was used to pay for an option exercise made by the CEO of the Company. As a result of the transaction, the Company issued 93,750 shares to the CEO and the balance payable under the loan was reduced to $0.

As of September 30, 2019, accrued payroll of $48,784 was owed to the CEO and employees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Significant Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing the nine months ended September 30, 2019 to September 30, 2018.

•	Results of Operations — Analysis of our financial results comparing the three months ended September 30, 2019 to September 30, 2018.

•	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

Results of Operations

Nine Months Ended September 30, 2019 and 2018

Revenue

For the nine months ended September 30, 2019, the Company reported revenue of $1,346,573, an increase of $ 63,487 or 5% from revenue of $1,283,086 for the nine months ended September 30, 2018.  The increase in revenue was primarily due to the growing demand for MOJO branded products, and to a lesser extent private label products.

Cost of Revenue

Cost of revenue includes finished goods purchase costs, production costs, raw material costs and freight in costs. Also included in cost of revenue are adjustments made to inventory carrying amounts, including markdowns to market.

For the nine months ended September 30, 2019, cost of revenue was $692,219 or 51% of revenue. For the nine months ended September 30, 2018, cost of revenue was $696,604 or 54% of revenue. The 3 percentage points decrease was primarily due to lower purchase price of goods and lower freight in costs.

Operating Expenses

For the nine months ended September 30, 2019, operating expenses were $864,562 an increase of $135 from operating expenses of $864,427 for the nine months ended September 30, 2018.

This increase in operating expenses was comprised of higher selling expenses offset by lower compensation expenses and consulting fees. Selling expenses were $350,061 for the nine months ended September 30, 2019 compared to $289,015 for the nine months ended September 30, 2018. This $61,045 increase is attributable to the Amazon selling fees coupled with an increase in freight and delivery expenses. Total compensation expense decreased by $10,308 from the same period last year, while consulting fees decreased by $50,683 due to termination of consulting agreements in 2018.

Three Months Ended September 30, 2019 and 2018

Revenue

For the three months ended September 30, 2019, the Company reported revenue of $503,338, an increase of $13,560 or 3% from revenue of $489,778 for the three months ended September 30, 2018.  The increase in revenue was due to the new private label orders that MOJO fulfilled during the quarter.

Cost of Revenue

Cost of revenue includes finished goods purchase costs, production costs, raw material costs and freight in costs. Also included in cost of revenue are adjustments made to inventory carrying amounts, including markdowns to market.

For the three months ended September 30, 2019, cost of revenue was $262,106 or 52% of revenue. For the three months ended September 30, 2018, cost of revenue was $254,251 or 52% of revenue. The Company was able to maintain the same cost ratio from the same period last year.

Operating Expenses

For the three months ended September 30, 2019, operating expenses were $275,857 a decrease of $98,865 from operating expenses of $374,722 for the three months ended September 30, 2018.

The decrease in operating expenses was comprised of lower selling expenses, compensation costs and consulting expenses. Selling expenses were $108,331 for the three months ended September 30, 2019 compared to $122,850 for the nine months ended September 30, 2018. This $14,519 decrease is attributable to lower storage fees and warehouse processing fees offset by an increase in freight and delivery expenses. Compensation expenses decreased by $6,747 from $126,827 in 2018 while consulting fees decreased by $50,683 for the same period last year.

Liquidity and Capital Resources

Liquidity

As of September 30, 2019, the Company had working capital of $180,930. Net cash used for operating activities was $17,934 for the nine months ended September 30, 2019, a decrease of $22,028 compared to net cash derived from operating activities for the nine months ended September 30, 2018. Net cash used in financing activities was $750 for the nine months ended September 30, 2019 and $14,636 for the nine months ended September 30, 2018.

Working Capital Needs

Our working capital requirements increase as demand grows for our products. Should the Company require additional working capital in the next twelve months, it may seek to raise funds.  Financing transactions could include the issuance of equity or debt securities or obtaining credit facilities.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of September 30, 2019.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

MOJO ORGANICS, INC.

Dated: October 25, 2019	By:	/s/ Glenn Simpson
Glenn Simpson
Chief Executive Officer and Chairman
(Principal Executive and Principal Financial Officer)

