Form 10-K
period 2019-12-31
MOJO Organics, Inc.
filed 2020-03-30
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

  ☒ ANNUAL REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2019

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

Yes ☐   No ☒

As of December 31, 2019 (the last day of the registrant’s most recently completed third quarter), the aggregate market value of the registrant’s common stock (based on its reported last sale price on such date of $0.27 per share) held by non-affiliates of the registrant was $7,924,850.

On March 31, 2020 there were 29,723,544 shares of the registrant's common stock, par value $0.001, issued and outstanding.

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

All references in this Annual Report on Form 10-K to “MOJO,” “MOJO Organics,” the “Company,” “we,” “us” or “our” mean MOJO Organics, Inc.

PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

MOJO Organics, Inc. (“MOJO” or the “Company”) a Delaware corporation is headquartered in Jersey City, NJ. The Company engages in new product development, production, marketing, distribution and sales of beverage brands that are natural, Non GMO Project verified, and USDA Organic.

CURRENT OPERATIONS

Sales and Distribution

The Company’s flagship product is MOJO Pure Coconut Water. In addition to Pure Coconut Water, the Company produced Sparkling Coconut Water, Coconut Water + Mango Juice and Coconut Water + Pineapple Juice in 2019. We seek to grow the market share of our products by expanding our hybrid distribution network through the relationships and efforts of our management and third party partners an improved broker network, and new products and packaging in 2020, including pH7 water (pH is a scale of acidity) and energy beverages which are both major sectors of the beverage industry. The company packages its beverages  in 100% recyclable, Eco-Friendly packaging that can be recycled infinite times and is not made from carbon oil based packaging. The packaging has a very low impact on the environment, and does not contribute to landfills and the pollution of our bodies of water.

Production

The Company has multiple sources for its production.  The Company’s fruit sources are of high quality. The fruit is part of the overall taste and quality of our products.  Currently, the Company has multiple production facilities that it could source products from, each of the facilities could supply our forecasted demand for 2020 .

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

Employees

As of December 31, 2019, the Company had three employees.  The Company also uses the services of contractors, consultants and other third-parties. We contract with food brokers to represent our products to specific specialized sales channels. We utilize the services of direct sales and distribution companies that deliver and sell our products to their customers. We contract with manufacturing facilities to produce our products and outsource the storage and transportation of our products.

CORPORATE HISTORY AND DEVELOPMENT

The Company was incorporated in 2007 and began producing MOJO branded products in 2016. MOJO Organics Inc is headquartered in Jersey City, and our internet site is www.MojoOrganicsInc.com. MOJO’s stock is traded on the OTC Markets under the symbol MOJO.

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

Should we need additional capital to expand our operations, financing transactions may include the issuance of equity, debt securities, and credit facilities.

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

Disruption of supply, increases in costs or shortages of ingredients could affect our operating results.

Availability of supply and the prices charged by the producers of production inputs used in our products can be affected by a variety of factors, including the general demand by other buyers for the same fruits used by us in our products, and country politics and country economics in the area in which our fruit is grown.

The quality of fruit we seek trades on a negotiated basis, depending on supply and demand at the time of the purchase. An increase in the price of any fruit that we use in our products will have a negative effect on our margins should we be unable to increase our sales price. Higher energy costs may increase the cost of transporting our supplies. Changes in emission rules for maritime vessels will likely increase costs of shipping our products. Conversely, lower fruit prices and lower energy prices will have a positive result on transport and packaging costs.

We use independent bottlers for the filling of our products and, as such, are subject to the bottler’s production and quality control.

We use independent bottlers for the production of our products. Accordingly, we are dependent on the bottlers and their ability to meet production demands and to achieve product quality.   We play an active roll in the production of our beverages, which includes but is not limited to developing our formulations, maintaining control over the labeling and packaging of our beverates, independent Underwriters Laboratories testing of our products for safetly, and packaging and function of our packaging and correct FDA labeling. We also review and monitor the safety certifications of the factories including their status with the United States Food and Drug Administration. We also inspect the warehouses that our products are stored in, and monitor the trucking companies that deliver our goods.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The Company maintains office space in Jersey City, NJ. The lease agreement is for the period March 1, 2019 to February 29, 2020 and was renewed for one year under the same terms. The rent under this agreement is $2,343 per month, and expires February 28, 2021.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is currently quoted on the OTCQB under the symbol MOJO.

For the period January 1, 2018 to December 31, 2019, the following table sets forth the high and low closing bid prices by quarter, based upon information obtained from inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions :

	High	Low
First Quarter 2019	$0.20	$0.10
Second Quarter 2019	$0.45	$0.13
Third Quarter 2019	$0.27	$0.03
Fourth Quarter 2019	$0.32	$0.07

First Quarter 2018	$3.18	$0.13
Second Quarter 2018	$0.22	$0.11
Third Quarter 2018	$0.29	$0.11
Fourth Quarter 2018	$0.29	$0.15

Holders

As of December 31, 2019, there were 29,351,294 shares of Common Stock issued and outstanding held by 944 shareholders of record.

Dividends

The Company has not declared a cash dividend with respect to its Common Stock. Future payment of dividends is within the discretion of the Board of Directors and will depend on earnings, capital requirements, financial condition and other relevant factors.

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

There were no sales of unregistered securities during the years ended December 31, 2019 and 2018.

Issuer Purchases of Equity Securities

During the year ended December 31, 2019, the Company repurchased 4,167 shares of MOJO Restricted Common Stock from shareholders at a cost of $750 with an average purchase price of $0.18. The shares were cancelled.

Equity Compensation Plans

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

The Company approved the 2015 Incentive Plan in October 2015. The 2015 Incentive Plan provided the Company with the ability to issue stock options, stock awards and/or restricted stock purchase offers for up to an aggregate of 1,500,000 shares of Common Stock. In April, 2017, the Company granted stock options to purchase 1,500,000 shares of Common Stock pursuant to the 2015 Plan. The options were priced at the fair market value of the Common Stock and were exercisable from the date of issuance. In 2018, there were no issuances under the 2015 plan. As of December 31, 2018, issued stock options total 1,500,000. During 2018, 693,610 stock options had been cancelled due to termination of employment.

The following tables sets forth certain information at December 31, 2019 and 2018 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

During 2019, the CEO exercised 222,000 options from the 2012 Plan and 333,688 from the 2015 Plan.

Plan category	No. of securities to be issued upon exercise of outstanding options as of Dec 31, 2019	Exercise price of outstanding options
2015 Plan	661,858	$0.16
2012 Plan	—	—
Total	661,858	$0.16

Plan category	No. of securities to be issued upon exercise of outstanding options as of Dec 31, 2018	Weighted-average exercise price of outstanding options
2015 Plan	806,390	$0.18
2012 Plan	481,156	—
Total	1,287,546	$0.18

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Significant Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing the year ended December 31, 2019 to 2018.

•	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

Recent Accounting Pronouncements

In March 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2019-01, “Leases(Topic 842): Codification Improvements”. The ASC aims to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing essential information about leasing transactions. The Company has assessed that this pronouncement had no impact on the financial statements.

Results of Operations

Years Ended December 31, 2019 and 2018

Revenue

During the year ended December 31, 2019, the Company reported revenue of $1,743,021, an increase of $54,194 or 3% over revenue of $1,688,827 for the year ended December 31, 2018. The increase in revenue was due to higher dollar sales in MOJO branded products. We also saw growth in same store sales. Also, the addition of new accounts opened added to the growth of revenue in 2019.

Cost of Revenue

Cost of Revenue includes finished goods purchase costs, and freight in costs.  Also included in Cost of Revenue are adjustments made to inventory carrying amounts, if required.

For the year ended December 31, 2019, cost of revenue was $908,408 or 52% of revenue, compared to $898,806 or 53% of revenue for the year ended December 31, 2018. The positive decrease is due primarily to the lower purchase price of inventory.

Operating Expenses

For the year ended December 31, 2019, selling, general and administrative expenses was $1,131,812, a 6% decrease of $81,469 from the year ended December 31, 2018 of $1,213,281.

This decrease in operating expenses was primarily comprised of a decrease in compensation costs and consulting fees. Compensation costs decreased by $34,247 in 2019 from 2018. This is primarily attributable to lower stock compensation costs. Selling costs, including freight and delivery expenses, broker fees and warehouse costs increased by $3,955 from 2018 to 2019. This was partially due to an increase in sales volume. Consulting fees also decreased in 2019 by $50,683 .

Stock-based compensation costs to directors and employees, which consist of charges to income for vesting in connection with restricted stock issuances, stock options and warrants, was $8,400 for the year ended December 31, 2019, compared to $0 for the year ended December 31, 2018.

Liquidity and Capital Resources

Liquidity

As of December 31, 2019, the Company had working capital of $171, 360 . Net cash provided by operating activities was $ 33,197 for the year ended December 31, 2019, an increase of $15,058 compared to net cash provided by operating activities for the year ended December 31, 2018 of $17,639 Net cash used in financing activities to repurchase MOJO Restricted Common Stock was $750 for the year ended December 31, 2019 compared to $15,965 for the year ended December 31, 2018.

Working Capital Needs

Our working capital requirements increase as demand grows for our products. During 2019 and 2018, the Company did not require additional funding. If the Company requires additional working capital during the next twelve months, it may seek to raise additional funds.  Financing transactions may include the issuance of equity, debt securities and obtaining credit facilities.

OFF BALANCE SHEET ARRANGEMENTS

The Company had no off balance sheet arrangements as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICER, AND CORPORATE GOVERNANCE

Executive Officer and Directors

Below are the names and certain information regarding our current executive officer and directors:

Name	Age	Title	Appointed
Glenn Simpson	67	Chairman and CEO	October 27, 2011
Jeffrey Devlin	72	Director	January 27, 2012

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

Name and Principal Position	Year	Salary		Total
Glenn Simpson	2019	$218,120	(1)	$218,120
Chairman and CEO	2018	$220,800	(1)	$220,800
Peter Spinner	2018	$15,000	(2)	$15,000
COO (01/2018 – 03/2018)

The Summary Compensation Table omits columns for Option Awards, Non-Equity Incentive Plan Compensation, Non-Qualified Deferred Compensation Earnings and All Other Compensation as no such amounts were paid to the named executive officers during the fiscal years ended December 31, 2019 or 2018.

(1) Pursuant his employment agreement (the “Simpson Agreement”), Mr. Simpson will be paid a salary of $5,000 per month in cash and the right to receive 67,000 shares of restricted Common Stock per month. Pursuant to this agreement, Mr. Simpson is also entitled to an annual bonus comprised of cash and Common Stock based on performance goals established by the Board of Directors of the Company. The cash bonus is established at $44,400 per year. The stock bonus is set at 200,000 shares of Common Stock per year through May 31, 2025 based upon revenue performance goals. The revenue goals range from $900,000 to $19,200,000 per year. The bonus awards are accelerated should revenue exceed the annual target amounts.

During the twelve months ended December 31, 2019, 804,000 shares of Non-trading, Restricted Common Stock were issued to the CEO for the stock portion of his compensation. During 2018 and 2019, he did not receive cash payments. Mr. Simpson received non-trading, restricted stock in lieu of cash for the first quarter of 2018, and was owed $45,000 as of December 31, 2018.

During 2019, the CEO exercised stock options to purchase 555,688 non-trading, restricted shares. The total exercise price reduced the accrued salary owed to him by $95,000 and reduced a non-interest loan payable to the CEO by 15,000. He was owed $10,000 as of December 31, 2019 for the cash portion of his salary.

Mr. Simpson’s employment agreement is the only executive employment agreement in effect as of December 31, 2019.

(2) Mr. Spinner received $5,000 paid in stock each month for part-time employment under an employment agreement in force at that time. Mr. Spinner’s employment with MOJO ended on March 31, 2018.

The Company has no other plans in place and has never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Employment Agreements

The “Simpson Agreement” is the only employment agreement in effect as of December 31, 2019. See discussion above.

Outstanding Option Awards at December 31

The following table sets forth information regarding stock options held by executive officers at December 31.

			Option awards
Name	Year	Securities underlying exercisable options	Option exercise price	Option expiration date
Glenn Simpson	2019	661,858	$ 0.16	April 6, 2022
	2018	995,546	$ 0.16	April 6, 2022

The Outstanding Equity Awards Table omits the number of securities underlying unexercised unearned options related to Option Awards and Equity incentive plan awardsshares, units or other rights that have not vested  related to stock awards, as no such awards were outstanding as of December 31, 2019 and December 31, 2018.

Option Exercises in 2019

On February 25, 2019, Mr. Simpson exercised options to purchase 222,000 shares of Non-Trading, Restricted, Common Stock at $0.255 per share and the accrued payroll owed to him was reduced by $56,610. On the same date, two directors who had 35,000 options each were issued a total of 70,000 shares of Common Stock following the resolution to terminate the 2012 Incentive Plan.

On August 13, 2019, Mr. Simpson exercised options to purchase 93,750 shares of Non-Trading, Restricted, Common Stock at $0.16 per share. The total exercise value is $15,000 and this reduced a non interest loan payable balance to the CEO to $0.

On November 1, 2019, Mr. Simpson exercised options to purchase 239,938 shares of Non-Trading, Restricted, Common Stock at $0.16 per share. The total exercise value is $38,390 and the accrued payroll owed to him was reduced by the same amount.

Director Compensation

The non-employee directors did not receive cash compensation for serving as such, for serving on committees (if any) of the Board of Directors or for special assignments. Board members are not reimbursed for expenses incurred in connection with attending meetings.  During the year ended December 31, 2019, there were no arrangements that resulted in our making payments to any of our non-employee directors for any services provided to us by them as directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock known by us as of December 31, 2019 by:

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

Name Of Owner	Shares Owned		Options and Warrants	Strike Price	Expiration Date	Percent Of Common Stock including Warrants and Options (1)
Glenn Simpson	10,719,230					37%
Glenn Simpson			661,858	$0.16	4/6/2022	2%
Total – Glenn Simpson	10,719,230	(2)	661,858			39%
Chairman and CEO
Jeffrey Devlin	402,953	(3)				1%
Director
All Officers and Directors as a group (2 persons) (5)	11,122,183		661,858			40%
Peter Spinner	6,241,777	(4)				21%
Wyatts Torch			1,500,000	$0.40	8/19/2020	5%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2019 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Includes (i) 10,719,230 shares of restricted Common Stock and (ii) 661,858 shares of Common Stock underlying stock options granted pursuant to the Company’s Long Term Incentive Plan.

(3)	Includes (i) 402,953 shares of restricted Common Stock.

(4)	Includes (i) 5,879,808 shares of restricted Common Stock; and (ii) 361,969 shares of Common Stock owned individually and/or jointly with his spouse.

(5)	Includes (i) 11,122,183 shares of restricted Common Stock; and (ii) 661,858 shares of Common Stock underlying stock options granted pursuant to the Company’s Long Term Incentive Plan.

Securities Authorized For Issuance Under Equity Compensation Plans

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below and in this Form 10-K, there have been no transactions, since January 1, 2019, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any of our directors, executive officers or beneficial holders of more than 5% of our outstanding Common Stock, or any of their respective immediate family members, has had or will have any direct or material indirect interest.

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

The aggregate fees billed to the Company for services rendered in connection with the years ended December 31, 2019 and 2018 are set forth in the table below:

Fee Category	2019	2018
Audit fee (1)	$55,500	$54,000
Total	$55,500	$54,000

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements. For 2019 and 2018, audit fees represent fees billed by MSPC.

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

MOJO ORGANICS, INC.

Dated: March 30, 2020	By:	/s/ Glenn Simpson
Glenn Simpson, Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Glenn Simpson	Director, Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)	March 30, 2020
Glenn Simpson

/s/ Diane Cudia	Corporate Controller (Principal Accounting Officer)	March 30, 2020
Diane Cudia

PART IV - FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and directors of
MOJO Organics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of MOJO Organics, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, changes in stockholders’ equity/deficit, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the “Company” as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Cranford, New Jersey

March 30, 2020

MOJO ORGANICS, INC.
Statements of Operations
For the Years Ended December 31, 2019 and 2018

	2019	2018
Revenue	$1,743,021	$1,688,827
Cost of Revenue	908,408	898,806
Gross Profit	834,613	790,021

Operating Expenses
Selling, general and administrative	1,131,812	1,213,281
Loss from Operations	(297, 699)	(423,260)
Other Income	—	—
Loss Before Provision for Income Taxes	(297, 699)	(423,260)
Provision for Income Taxes	—	—
Net Loss	$(297, 699)	$(423,260)
Net loss per common share, basic and diluted	(0.01)	(0.02)
Weighted average number of common shares outstanding, basic and diluted	28,621,683	27,213,778

The accompanying notes are an integral part of these financial statements.

MOJO ORGANICS, INC.
Balance Sheets
As of December 31, 2019 and 2018

	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,978	$24,031
Accounts receivable, net	75,087	128,342
Inventory	175,719	159,531
Supplier deposits	11,539	—
Prepaid expenses	14,767	8,299
Security deposit	4,518	4,518
Total Current Assets	$337,608	$324,720

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$140,854	$109,931
Accrued payroll to related parties	25,394	45,000
Total Current Liabilities	166,248	154,931

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Common stock, 190,000,000 shares authorized at $0.001 par value, 29,351,294 and 27,825,773 shares issued and outstanding, at December 31, 2019 and December 31, 2018, respectively	29,352	27,826
Additional paid in capital	23,488,626	23,190,882
Accumulated deficit	(23,346, 618)	(23,048,919)
Total Stockholders' Equity	171,860	169,789
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$337,608	$324,720

The accompanying notes are an integral part of these financial statements.

MOJO ORGANICS, INC.
Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2019 and 2018

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance, January 1, 2018	26,667,781	$26,667	22,963,323	$(22,625,659)	$364,331
Stock and warrants issued to Directors and employees	1,019,000	1,019	203,431		204,450
Stock and warrants issued to Consultants	218,824	219	40,014		40,233
Stock retired to treasury	(79,832)	(79)	(15,886)		(15,965)
Net Loss				(423,260)	(423,260)
Balance, December 31, 2018	27,825,773	$27,826	23,190,882	$(23,048,919)	$169,789
Stock and warrants issued to Directors and employees	1,529,688	1,530	298,490		300,020
Stock retired to treasury	(4,167)	(4)	(746)		(750)
Net Loss				(297, 699)	(297, 699)
Balance, December 31, 2019	29,351,294	$29,352	23,488 626	$(23,346, 618)	$171, 360

The accompanying notes are an integral part of these financial statements.

MOJO ORGANICS, INC.
Statements of Cash Flows
For the Years Ended December 31, 2019 and 2018

	2019	2018
Cash flows from operating activities:
Net loss	$(297, 699)	$(423,260)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation - stock options	—	—
Stock and warrants issued to directors and employees	300,020	204,450
Stock and warrants issued for Consulting Fees	—	40,232
Changes in assets and liabilities:
(Increase)/Decrease in accounts receivable	53,254	(46,016)
(Increase)/Decrease in inventory	(16,189)	114,203
Increase in supplier deposits	(11,539)	—
(Increase)/Decrease in prepaid expenses	(6,968)	2,607
Increase in accounts payable and accrued expenses	30,923	80,423
Increase/(Decrease) in accrued payroll to officers	(19,606)	45,000
Net cash provided by operating activities	32, 196	17,639

Net cash used in financing activities:
Shares repurchased for cancellation	(750)	(15,965)
Net cash used in financing activities	(750)	(15,965)

Net increase in cash and cash equivalents	31,947	1,674
Cash and cash equivalents at beginning of period	24,031	22,357
Cash and cash equivalents at end of period	$55,978	$24,031
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	—	—
Taxes paid	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accrued payroll to related parties settled with shares	$90,000	$—

The accompanying notes are an integral part of these financial statements.

MOJO ORGANICS, INC.

Notes to Financial Statements

December 31 2019 and 2018

NOTE 1 – BUSINESS

Overview

MOJO Organics, Inc. (“MOJO” or the “Company”) a Delaware Corporation is headquartered in Jersey City, NJ. The Company engages in new product development, production, marketing, distribution and sales of beverage brands that are Non GMO Project Verified and USDA Organic.

The Company’s flagship product is MOJO Pure Coconut Water. In addition to Pure Coconut Water, the Company produced Sparkling Coconut Water, Coconut Water + Mango Juice and Coconut Water + Pineapple Juice in 2019. We seek to grow the market share of our products by expanding our hybrid distribution network through the relationships and efforts of our management and third party distribution relationships, an improved broker network, and new products and packaging in 2020, including pH7 water and energy beverages which are both major sectors of the beverage industry. The company packages its beverages  in 100% recyclable, Eco Friendly packaging that can be recycled infinite times and is not made from carbon oil based packaging. The packaging has a very low impact on the environment, and does not contribute to landfills and the pollution of our bodies of water.

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

Cash and Cash Equivalents

Cash equivalents include investment instruments and time deposits purchased with a maturity of three months or less. As of December 31, 2019 and December 31, 2018, the Company did not have any cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of December 31, 2019 and 2018 was zero.

Inventories

Inventories, consisting solely of finished goods, are stated at the lower of cost (first-in, first-out method) or net realizable value (“NRV”). If necessary, the Company provides allowances to adjust the carrying value of its inventories to the lower of cost or NRV. There was no adjustment to lower of cost or NRV in 2019 and 2018.

Revenue Recognition

Revenue from sales of products is recognized when performance of obligation is satisfied. The Company’s performance obligation is satisfied upon the shipment or delivery of products to customers. The Company’s products are sold on cash and credit terms which are established in accordance with industry practices and typically require payment within 30 days of delivery. Costs incurred for sales incentives and discounts are accounted for as a reduction in revenue.

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

The following potentially dilutive securities have been excluded from the computation of weighted average shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss per common share:

At December 31, 2019
Issued		Options	Expiration Date	Exercise Price
April 6, 2017		661,858	April 6, 2022	$0.16
TOTAL		661,858
Issued		Warrants	Expiration Date	Exercise Price
August 5, 2015	\	1,500,000	August 19, 2020	$0.40
TOTAL		1,500,000

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2019 and December 31, 2018, the Company had no accrued interest or penalties. The Company has had no Federal or state tax examinations in the past nor does it have any at the current time. As of December 31, 2019, the Company has a Net Operating Loss Carryforward of $5,048,531 and recognized an Allowance for Deferred Tax Assets amounting to $1,319,434. The Company does not expect the allowance to be reversed within the coming periods.

In 2018, as a result of the 2017 Tax Cut and Jobs Act, we recognized a provisional tax benefit of $956,326 due to the re-measeurement of certain deferred taxes to the lower U.S. federal tax rate.

Fair value of financial instruments

The carrying amounts of financial instruments, which include cash, accounts receivable, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

New Accounting Pronouncements

In March 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2019-01, “Leases(Topic 842): Codification Improvements”. The ASC aims to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing essential information about leasing transactions. The Company has assessed that this pronouncement has no impact on the financial statements and was not adopted by the Company.

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

During the twelve months ended December 31, 2019, 804,000 shares of Non-Trading, Restricted Common Stock were issued to the CEO as part of the Simpson Agreement for the stock portion of his compensation. During 2018 and 2019, he did not receive cash payments. Mr. Simpson received Non-Trading, Restricted Common Stock in lieu of cash for the first quarter of 2018, and was owed $45,000 as of December 31, 2018.

During 2019, the CEO exercised stock options to purchase 555,688 non-trading, restricted common shares. The total exercise price reduced the accrued salary owed to him by $110,000. He was owed $10,000 as of December 31, 2019 for the cash portion of his salary.

On December 8, 2017, the Company entered into an Amended and Restated Employment Agreement with Mr. Peter Spinner (the “Spinner Agreement”), who was the Company’s Chief Operating Officer at that date. This agreement was effective January 1, 2018. Pursuant to the Spinner Agreement, Mr. Spinner received $5,000 paid in stock each month for part-time employment. The Spinner Agreement was terminated on March 31, 2018 when Mr. Spinner’s employment with MOJO ended. He served as a Consultant of the Company in June 2018 and his consulting contract ended in July 2018.

The “Simpson Agreement” is the only executive employment agreement in effect as of December 31, 2019.

The Company has no other plans in place and has never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Lease Commitment

The Company maintains office space in Jersey City, NJ. The lease agreement is for the period March 1, 2019 to February 29, 2020 and was renewed for one year under the same terms. The rent under this agreement is $2,343 per month, and expires February 28, 2021.

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

Restricted Stock Issuances

During the twelve months ended December 31, 2019, 1,088,750 shares of restricted Common Stock were issued to Directors and Officers of the Company. These shares have full voting rights but are restricted for sale or transfer.

During the quarter ended March 31, 2019, a total of 493,000 shares of restricted Common Stock were issued. The CEO exercised options to purchase 222,000 shares of Non-Trading, Restricted, Common Stock at $0.255 per share. The CEO was also issued 201,000 Non-Trading, Restricted Common shares for the stock portion of his salary for the first quarter. Two directors who had 35,000 options each were issued a total of 70,000 shares of Common Stock following the resolution to terminate the 2012 Incentive Plan as discussed in Note 4.

During the quarter ended June 30, 2019, a total of 251,000 shares of restricted Common Stock were issued. 201,000 shares of Non-Trading, Restricted, Common Stock were issued to the CEO for the stock portion of his salary for the second quarter and 50,000 shares were issued to the Corporate Controller as part of her annual stock bonus.

During the quarter ended September 30, 2019, a total of 344,750 shares of restricted Common Stock were issued. The CEO exercised options to purchase 93,750 shares of Non-Trading, Restricted, Common Stock at $0.16 per share. The total exercise value is $15,000 and this reduced the loan payable balance to the CEO to $0. The CEO was also issued 201,000 Non-Trading, Restricted, Common Stock for the stock portion of his salary for the third quarter. The Corporate Controller was also issued 50,000 shares as part of her annual stock bonus.

During the quarter ended December 31, 2019, a total of 440,938 shares of restricted Common Stock were issued. The CEO exercised options to purchase 239,938 shares of Non-Trading, Restricted, Common Stock at $0.16 per share. The total exercise value is $38,390 and this reduced the accrued salary payable to the CEO by the same amount. The CEO was also issued 201,000 shares of Non-Trading, Restricted, Common Stock for the stock portion of his salary for the fourth quarter.

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

The following table summarizes warrant activity during the period:

Outstanding at December 31, 2018	3,530,223
Expired March 2019	(2,030,223)
Outstanding at December 31, 2019	1,500,000
Exercisable at December 31, 2019	1,500,000

	Number of Warrants	Expiration Date	Exercise Price	Exercise Cost
Issued August 19, 2015	1,500,000	August 19, 2020	$0.40	$600,000
Exercisable at December 31, 2019	1,500,000

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

Certificate No(s)	Registered To	No. of Shares	CANCELLED	No. of Shares
605	Ian Thompson	50,000	CANCELLED	50,000
606	Ian Thompson	50,000	CANCELLED	50,000
607	Ian Thompson	50,000	CANCELLED	50,000
608	Ian Thompson	50,000	CANCELLED	50,000
610	Ian Thompson	167,204	CANCELLED	167,204

Stock Purchased for Cancellation

During the period January 1, 2019 to December 31, 2019, the Company purchased 4,167 shares of its restricted common stock from one shareholder for cancellation. The Company paid $750 which was the market price for its traded shares during the period. During 2018, the Company purchased 79,832 shares from shareholders at a cost of $15,965 with an average purchase price of $0.20. The shares were cancelled and are available for reissuance.

NOTE 5 – STOCK OPTIONS

On April 6, 2017, the Company granted stock options to purchase 356,559 shares and 1,500,000 shares of Common Stock pursuant to the 2012 Incentive Plan and the 2015 Incentive Plan, respectively. See note 4. The options were priced at the fair market value of the Common Stock and are immediately exercisable.

On March 31, 2018, 1,189,013 stock options were forfeited due to a termination of employment.

On February 18, 2019, the Company’s Board of Directors resolved to terminate the 2012 Incentive Plan, and it was resolved further that 70,000 options to purchase shares of Common Stock be converted into 70,000 shares of Common Stock. It also allowed the CEO of the Company to exercise option to purchase 222,000 shares of Non-Trading, Restricted Common Stock.

During February, two of the Company’s Directors surrendered 70,000 stock options and were issued 70,000 shares of Common Stock in exchange. The CEO of the Company was also issued 222,000 shares of Non-Trading, Restricted Common Stock.

12

On August 13, 2019, the Company’s Board of Directors resolved to allow the CEO to exercise options to purchase 93,750 shares of Non-Trading, Restricted Common Stock at $0.16 per share. The total exercise value of $15,000 reduced the loan payable to the CEO to $0.

On November 1, 2019, the Company’s Board of Directors resolved to allow the CEO to exercise options to purchase 239,938 shares of Non-Trading, Restricted Common Stock at $0.16 per share. The total exercise value of $38,390 was reduced the accrued salary payable to the CEO by the same amount.

As of December 31, 2019, there are 661,858 remaining options outstanding that were issued to Glenn Simpson. The weighted average exercise price is $0.16.

The following table summarizes stock option activity under the Plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2018	1,287,546	$0.18	2.52
Granted
Exercised	(555,688)	—	—
Forfeited	(70,000)	—	—
Outstanding, December 31, 2019	661,858	$0.16	2.27
Exercisable, December 31, 2019	661,858	$0.16	2.27

During the years ended December 31, 2019 and 2018, no compensation expense related to stock options was recorded. As of December 31, 2019, there were no unrecognized compensation cost related to non-vested stock options.

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2019 and 2018 was $72,804 and $64,377, respectively.  Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.27 and $0.15 as of December 31, 2019 and 2018, respectively, and the exercise price multiplied by the number of options outstanding.

NOTE 6 – CONCENTRATIONS

Major Customers

During the year ended December 31, 2019, the Company had two customers that accounted for approximately 48% of revenue. Revenue from Customer A accounted for 27%, and 21% for Customer B. Accounts receivable at December 31, 2019 from these two customers amounted to $24,000 and $26,784, respectively. The accounts receiveable were paid in full by February 7, 2020. For the year ended December 31, 2018, there were two major customers accounting for more than 50% of total revenue.

Major Suppliers

During the year ended December 31, 2019, the Company purchased its inventory from two suppliers. The Company has established relationships with other suppliers which management believes could meet its needs on similar terms. Accounts payable at December 31, 2019 to both suppliers was $44,917.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of December 31, 2019, accrued payroll of $10,000 was owed to the CEO of the Company.

NOTE 8– SUBSEQUENT EVENTS

The global coronavirus (COVID-19) pandemic has caused disruptions in supply chains, affecting production andsales across a range of industries. While this disruption is currently expected to be temporary, there is considerable uncertainty around the duration.

The extent of the impact of COVID-19 on our operational and financial performance will depend on the effect onour customers and vendors – all of which are uncertain and cannot be predicted. The related financial impact cannot be reasonably estimated at this time.

