Form 10-Q
period 2020-03-31
MOJO Organics, Inc.
filed 2020-04-15
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2020

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

Yes ☐  No ☒

On March 31, 2020, there were 29,723,544 shares of the registrant's common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

ii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

MOJO ORGANICS, INC.
Condensed Balance Sheets (Unaudited)
As of March 31, 2020 and December 31, 2019

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,064	$55,978
Accounts receivable, net	92,060	75,087
Inventory	181,402	175,719
Supplier deposits	11,367	11,539
Prepaid expenses	11,165	14,767
Security deposit	4,518	4,518
Total Current Assets	$351,576	$337,608
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$145,895	$140,854
Accrued payroll to related parties	21,644	25,394
Total Current Liabilities	167,538	166,248
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, 190,000,000 shares authorized at $0.001 par value, 29,723,544 and 29,351,294 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	29,724	29,352
Additional paid in capital	23,557,544	23,488,626
Accumulated deficit	(23,403,231)	(23,346,618)
Total Stockholders' Equity	184,037	171,860
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$351,576	$337,608

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2020 and 2019

	2020	2019

Revenue	$440,090	$408,497
Cost of Revenue	237,050	200,632
Gross Profit	203,040	207,865

Operating Expenses
Selling, general and administrative	259,653	286,012
Loss from Operations	(56,613)	(78,147)
Other Income	—	—
Loss Before Provision for Income Taxes	(56,613)	(78,147)
Provision for Income Taxes	—	—
Net Loss	$(56,613)	$(78,147)
Net loss per common share, basic and diluted	$(0.00)	$(0.00)
Basic and diluted weighted average number of common shares outstanding	29,536,229	28,008,915

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2020 and 2019

	2020	2019

Cash flows from operating activities:
Net loss	$(56,613)	$(78,147)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Stock and warrants issued to directors and employees	74,540	89,130
Changes in assets and liabilities:
Increase in accounts receivable	(16,973)	(12,321)
(Increase)/Decrease in inventory	(5,683)	17,305
Decrease/(Increase) in supplier deposits	172	(10,000)
(Increase)/Decrease in prepaid expenses	3,602	(8,434)
Increase in accounts payable and accrued expenses	5,041	42,540
Decrease in accrued payroll to related parties	(3,750)	(41,610)
Net cash provided by/(used in) operating activities	335	(1,537)

Net cash from financing activities:
Shares repurchased for cancellation	(5,250)	(750)
Net cash used in financing activities	(5,250)	(750)

Net decrease in cash and cash equivalents	(4,915)	(2,287)
Cash and cash equivalents at beginning of periods	55,978	24,031
Cash and cash equivalents at end of periods	$51,063	$21,744

Summary of non-cash investing and financing activity: During the three-month period ended March 31, 2020 the Company issued a total of 397,250 shares with a value of $74,540 to directors and officers to settle obligations payable. During the three-month period ended March 31, 2019 the Company issued a total of 493,000 shares with a value of $89,130 to directors and officers to settle obligations payable.

The accompanying notes are an integral part of these condensed financial statements

MOJO ORGANICS, INC.
Condensed Statements of Changes in Stockholders' Equity
For the Three Months Ended March 31, 2020
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2020	29,351,294	$29,352	$23,488,626	$(23,346,618)	$171,360
Stock and warrants issued to Directors and Employees	397,250	397	74,143		74,540
Stock repurchased and cancelled	(25,000)	(25)	(5,225)		(5,250)
Net loss				(56,613)	(56,613)
Balance, March 31, 2020	29,723,544	$28,724	23,557,544	$(24,403,231)	$184,037

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.

Notes to Condensed Financial Statements (Unaudited)

March 31, 2020

NOTE 1 – BUSINESS

Overview

MOJO Organics, Inc. (“MOJO” or the “Company”) a Delaware corporation is headquartered in Jersey City, NJ. The Company engages in new product development, production, marketing, distribution and sales of beverage brands that are natural, Non GMO Project verified, and USDA Organic. The Company’s flagship product is MOJO Pure Coconut Water. In addition to Pure Coconut Water, the Company produces Sparkling Coconut Water, Coconut Water + Mango Juice and Coconut Water + Pineapple Juice. We seek to grow the market share of our products by expanding our hybrid distribution network through the relationships and efforts of our management and third party partners an improved broker network, and new products and packaging in 2020, including pH7 water (pH is a scale of acidity) and energy beverages which are both major sectors of the beverage industry. The company packages its beverages  in 100% recyclable, Eco-Friendly packaging that can be recycled infinite times and is not made from carbon oil based packaging. The packaging has a very low impact on the environment, and does not contribute to landfills and the pollution of our bodies of water.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have beaen prepared pursuant to the rules and regulations for reporting on Form 10-Q and article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited interim condensed financial statements included in this document have been prepared on the same basis as the annual audited financial statements, and in the Company’s opinion, reflect all adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2020 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K.

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

Cash and Cash Equivalents

Cash equivalents include investment instruments and time deposits purchased with a maturity of three months or less. As of March 31, 2020 and December 31, 2019, the Company did not have any cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of March 31, 2020 and December 31, 2019 was zero.

Inventories

Inventories, consisting solely of finished goods, are stated at the lower of cost (first-in, first-out method) or net realizable value (“NRV”). If necessary, the Company provides allowances to adjust the carrying value of its inventories to NRV when NRV is below cost. There was no such adjustments in 2020 and 2019.

Revenue Recognition

Revenue from sales of products is recognized when the related performance obligation is satisfied. The Company’s performance obligation is satisfied upon the shipment or delivery of products to customers. The Company’s products are sold on cash and credit terms which are established in accordance with standardized industry practices and typically require payment within 30 days of delivery. Costs incurred for sales incentives and discounts are accounted for as reductions in revenue.

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

The following potentially dilutive securities have been excluded from the computation of weighted average shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss per common share:

			As of March 31,
	Expiration Date	Exercise Price	2020	2019
Shares underlying options outstanding	Apr 6, 2022	$0.16	505,608	901,796
Shares underlying warrants outstanding	Aug 19, 2020	$0.40	1,500,000	1,500,000
Total			2,005,608	2,401,796

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

The Company recognizes interest and penalties related to income tax matters in income tax expense. As of March 31, 2020 and December 31, 2019, the Company had no accrued interest or penalties. The Company has had no Federal or state tax examinations in the past nor does it have any at the current time. As of March 31, 2020 and December 31, 2019, the Company had Net Operating Loss Carryforwards of approximately $5,100,000 and $5,050,000, respectively, and a Deferred Tax Assets amounting to $1,333,505 and $1,319,434, respectively, which have been fully reserved by a valuation allowance. The Company does not expect the valuation allowance to be reversed within the next twelve months.

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

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The ASC aims to to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The Company is still assessing the impact of this pronouncement to the financial statements.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The global coronavirus (COVID-19) pandemic has caused disruptions in supply chains, affecting production and sales across a range of industries. While this disruption is currently expected to be temporary, there is considerable uncertainty around the duration.

The extent of the impact of COVID-19 on our operational and financial performance will depend on the effect on our customers and vendors – all of which are uncertain and cannot be predicted. The related financial impact cannot be reasonably estimated at this time.

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

During the three months ended March 31, 2020, the CEO was issued 201,000 Restricted and Non-Trading shares of Common Stock under the terms of the Simpson Agreement for the stock portion of his first quarter compensation. During 2020 and 2019, Mr. Simpson did not receive cash payments. He was owed $15,000 and $10,000 as of March 31, 2020 and December 31, 2019, respectively, for the cash portion of his salary.

The “Simpson Agreement” is the only executive employment agreement in effect as of March 31, 2020.

The Company has no other plans in place and has never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Lease Commitment

The Company maintains office space in Jersey City, NJ. The lease agreement is for the period March 1, 2019 to February 29, 2020 and was renewed for one year under the same terms. The rent under this agreement is $2,343 per month, and expires February 28, 2021. Lease expense amounted to $7,029 and $6,912 for the three months ended March 31, 2020 and 2019 respectively. The security deposit for the lease agreement is $4,518 and the lease expires on February 28, 2021. The Company has made an accounting policy election not to recognize right-of-use assets and lease liabilities that arise from short-term leases such as this office lease.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has authorized 190,000,000 shares of Common Stock having a par value of $0.001. On February 4, 2019, the Company by a vote of its majority shareholders cancelled the authorization for the issuance of up to 10,000,000 shares of preferred stock. There were no shares of preferred stock issued or outstanding prior to this change.

Restricted Stock Issuances

During the three months ended March 31, 2020, 397,250 shares of Restricted and Non-Trading Common Stock were issued to Directors and Officers of the Company. These shares have full voting rights but are restricted for sale or transfer. The CEO exercised options to purchase 156,250 shares at $0.16 per share for a total exercise price of $25,000 which reduced the accrued salary payable to the CEO by the same amount. The CEO was also issued 201,000 shares of Restricted and Non-Trading Common Stock for the stock portion of his salary for the first quarter. A Director was issued 40,000 shares of Common stock as an award for continuing to serve as a Director of the Company. The value of these shares was recorded as a component of compensation expense.

Stock Warrants

In connection with private placement offerings in March 2014 (the “2014 Offerings”), warrants to purchase 2,030,223 shares of Common Stock were issued at a price of $0.91 per share. These warrants expired on March 12, 2019.

In connection with a private placement offering in August 2015 (the “2015 Offerings), warrants to purchase 1,500,000 shares of Common Stock were issued at a price of $0.40 per share. These warrants will expire on August 19, 2020.

The following table summarizes warrant activity during the period:

	Number of Warrants	Expiration Date	Exercise Price	Exercise Value
Issued August 19, 2015	1,500,000	August 19, 2020	$0.40	$600,000
Outstanding at March 31, 2020	1,500,000	August 19, 2020	$0.40	$600,000
Exercisable at March 31, 2020	1,500,000	August 19, 2020	$0.40	$600,000

Stock Purchased for Cancellation

During the period January 1, 2020 to March 31, 2020 the Company purchased 25,000 shares of its restricted common stock from one shareholder for cancellation. The Company paid $5,250 or $0.21 per share which was the average market price for its traded shares during the period. The shares were cancelled and are available for reissuance.

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

2012 Incentive Plan

On February 18, 2019, the Company’s Board of Directors signed an unanimous consent to terminate the 2012 Incentive Plan, and it was resolved further that 70,000 options to purchase shares of Common Stock be converted into 70,000 shares of Common Stock. It also allowed the CEO of the Company to exercise options to purchase 222,000 Restricted and Non-Trading shares of Common Stock at $0.255 per share. The total exercise price was $56,610 and this reduced the loan payable to the CEO by the same amount.

The 2012 Incentive Plan was approved by our shareholders in March 2013. The 2012 Incentive Plan provided the Company with the ability to issue stock options, stock appreciation rights, restricted stock and/or other stock-based awards for up to an aggregate of 2,050,000 shares of common stock.  In 2016, the Company issued 620,000 stock options to purchase shares of common stock that expire in August 2019, and issued 1,073,441,restricted common stock to its Directors and employees. In 2017, the Company granted stock options to purchase 356,559 shares that expire in April 2022. The options were priced at the fair market value of the Common Stock and are exercisable. In 2018, there were no issuances under the 2012 plan. As of December 31, 2018, issued stock options total 976,559. During 2018, 495,403 stock options had been cancelled due to termination of employment and were available for reissuance at that time. There are no options outstanding from this plan as of March 31, 2020 and December 31, 2019.

2015 Incentive Plan

The 2015 Incentive Plan was terminated by the Board of Directors on January 24, 2019. The 2015 Incentive Plan provided the Company with the ability to issue stock options, stock awards and/or restricted stock purchase offers for up to an aggregate of 1,500,000 shares of Common Stock.

The Company approved the 2015 Incentive Plan in October 2015. The 2015 Incentive Plan provided the Company with the ability to issue stock options, stock awards and/or restricted stock purchase offers for up to an aggregate of 1,500,000 shares of Common Stock. In April, 2017, the Company granted stock options to purchase 1,500,000 shares of Common Stock pursuant to the 2015 Plan. The options were priced at the fair market value of the Common Stock and were exercisable from the date of issuance. In 2018, there were no issuances under the 2015 plan. As of December 31, 2018, issued stock options total 1,500,000. During 2018, 693,610 stock options had been cancelled due to termination of employment and were available for reissuance at that time. There are 505,609 options outstanding from this plan as of March 31, 2020, and 661,858 options outstanding as of December 31, 2019.

During February 2019, two of the Company’s Directors surrendered 70,000 stock options and were issued 70,000 shares of Common Stock in exchange. The CEO of the Company was also issued 222,000 Restricted and Non-Trading shares of Common Stock.

 On August 13, 2019, the Company’s Board of Directors signed an unanimous consent to allow the CEO to exercise options to purchase 93,750 Restricted and Non-Trading shares at $0.16 per share. The total exercise value of $15,000 was reduced the loan payable to the CEO to $0.

On November 1, 2019, the Company’s Board of Directors signed an unanimous consent to allow the CEO to exercise options to purchase 239,938 Restricted and Non-Trading shares at $0.16 per share. The total exercise value of $38,390 was reduced the accrued salary payable to the CEO by the same amount.

As of December 31, 2019, there are 661,858 options outstanding that were issued to Glenn Simpson. The exercise price is $0.16.

On January 14, 2020 the Company’s Board of Directors signed an unanimous consent to allow the CEO to exercise options to purchase 93,750 Restricted and Non-trading shares at $0.16 per share. The total exercise value of $15,000 was reduced the accrued salary payable to the CEO by the same amount.

On March 6, 2020 the Company’s Board of Directors signed an unanimous consent to allow the CEO to exercise options to purchase 62,500 Restricted and Non-Trading shares at $0.16 per share. The total exercise value was $10,000 and this reduced the accrued salary payable to the CEO to $0.

The following table summarizes stock option activity under the Plans:

	Options	Exercise Price	Remaining Contractual Term (in years)
Outstanding, December 31, 2019	661,858	$0.16	2.27
Granted	—
Exercised	(156,250)	0.16	—
Forfeited			—
Outstanding, March 31, 2020	505,608	$0.16	2.02
Exercisable, March 31, 2020	505,608	$0.16	2.02

During the three months ended March 31, 2020 and 2019, compensation expense related to stock options was $0. As of March 31, 2020, there was no unrecognized compensation cost related to non-vested stock options.

NOTE 6 – RELATED PARTY TRANSACTIONS

On January 14, 2020 the CEO of the Company exercised 93,750 stock options at an exercise price of $0.16. The Company issued 93,750 Restricted and Non-Trading shares of Common Stock, and the accrued payroll owed to him was reduced by $15,000.

On March 12, 2020 the $10,000 accrued salary balance was used to pay for an option exercise made by the CEO of the Company. As a result of the transaction, the Company issued 62,500 Restricted and Non-Trading shares of Common Stock to the CEO and the accrued payroll then owed to the CEO was reduced to $0.

As of March 31, 2020, accrued payroll of $21,644 was owed to employees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Significant Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing the three months ended March 31, 2020 to March 31, 2019.

•	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

Recent Accounting Pronouncements

New Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The ASC aims to to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The Company is still assessing the impact of this pronouncement to the financial statements.

COMPANY OVERVIEW

MOJO Organics, Inc. (“MOJO” or the “Company”) a Delaware Corporation is headquartered in Jersey City, NJ. The Company engages in new product development, production, marketing, distribution and sales of beverage brands that are Non GMO Project Verified.

The Company’s flagship product is MOJO Pure Coconut Water. In addition to Pure Coconut Water, the Company produces Sparkling Coconut Water, Coconut Water + Mango Juice and Coconut Water + Pineapple Juice. We seek to grow the market share of our products by expanding our hybrid distribution network through the relationships and efforts of our management and third party partners an improved broker network, and new products and packaging in 2020, including pH7 water (pH is a scale of acidity) and energy beverages which are both major sectors of the beverage industry. The company packages its beverages  in 100% recyclable, Eco-Friendly packaging that can be recycled infinite times and is not made from carbon oil based packaging. The packaging has a very low impact on the environment, and does not contribute to landfills and the pollution of our bodies of water.

Results of Operations

Three Months Ended March 31, 2020 and 2019

Revenue

For the three months ended March 31, 2020, the Company reported revenue of $440,090 increase of $ 31,593 or 8% from revenue of $408,497 for the three months ended March 31, 2019.  The increase in revenue was primarily due to the growing demand for both MOJO branded and private label products. Cases sold in the first quarter of 2020 increased by 9,461 compared to the same period in 2019.

Cost of Revenue

Cost of revenue includes finished goods purchase costs, production costs, raw material costs and freight in costs. Also included in cost of revenue are adjustments made to inventory carrying amounts, including markdowns to market.

For the three months ended March 31, 2020, cost of revenue was $237,050 or 54% of revenue. For the three months ended March 31, 2019, cost of revenue was $200,632 or 49% of revenue. The 5% percentage points increase was primarily due to higher purchase price of goods and higher freight in costs.

Operating Expenses

For the three months ended March 31, 2020, operating expenses were $259,653 a decrease of $26,359 from operating expenses of $286,012 for the three months ended March 31, 2019.

This decrease in operating expenses was comprised of higher selling expenses offset by lower compensation expenses. Selling expenses were $114,141 for the three months ended March 31, 2020 compared to $126,756 for the three months ended March 31, 2019. This $12,615 decrease is attributable to the lower storage fees. There were also no trade show fees recorded and marketing fees decreased by $5,104 from the same period last year.

Liquidity and Capital Resources

Liquidity

As of March 31, 2020 the Company had working capital of $184,037. Net cash provided by operating activities was $335 for the three months ended March 31, 2020, an increase of $1,872 compared to net cash used for operating activities of ($1,537) for the three months ended March 31 2019. Net cash used in financing activities was $5,250 for the three months ended March 31, 2020 and $750 for the three months ended March 31, 2019.

Working Capital Needs

Our working capital requirements increase as demand grows for our products. Should the Company require additional working capital in the next twelve months, it may seek to raise funds.  Financing transactions could include the issuance of equity or debt securities or obtaining credit facilities. The Company has not required additional financing since February 2016.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of March 31, 2020

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.  RISK FACTORS

The global coronavirus (COVID-19) pandemic has caused disruptions in supply chains, affecting production and sales across a range of industries. While this disruption is currently expected to be temporary, there is considerable uncertainty around the duration.

The extent of the impact of COVID-19 on our operational and financial performance will depend on the effect on our customers and vendors – all of which are uncertain and cannot be predicted. The related financial impact cannot be reasonably estimated at this time.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	SEC Report Reference Number	Description
2.1	2.1	Agreement and Plan of Merger by and among Specialty Beverage and Supplement, Inc., SBSI Acquisition Corp. and MOJO Ventures, Inc. dated May 13, 2011 (1)
2.2	2.1	Split-Off Agreement, dated as of October 27, 2011, by and among MOJO Ventures, Inc., SBSI Acquisition Corp., MOJO Organics, Inc., and the Buyers party thereto (2)
3.1	3.1	Certificate of Incorporation of MOJO Shopping, Inc. (3)
3.2	3.1	Amendment to Certificate of Incorporation of MOJO Ventures, Inc. (4)
3.3	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Ventures, Inc. (5)
3.4	3.4	Articles of Merger (1)
3.5	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Organics, Inc. (9)
3.6	3.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (11)
3.7	3.1	Amended and Restated Bylaws of MOJO Ventures, Inc. (6)
3.8	3.8	Amendment No. 1 to Amended and Restated Bylaws of MOJO Organics, Inc. (13)
10.1	10.1	Form of Second Amended and Restated Restricted Stock Agreement (14)
10.2	10.6	2012 Long-Term Incentive Equity Plan (13)
10.3	10.7	Form of Stock Option Agreement under the 2012 Long-Term Incentive Equity Plan (13) †
10.4	10.8	Form of Indemnification Agreement with officers and directors (13)
10.5	10.1	Form of Promissory Note issued to OmniView Capital LLC and Paul Sweeney (11)
10.6	10.2	Advisor Agreement with OmniView Capital LLC (11)
10.7	10.3	Amended and Restated Securities Purchase Agreement (11)
10.8	10.4	Registration Rights Agreement (11)
10.9	10.5	Commitment letter executed by each of Glenn Simpson, Jeffrey Devlin and Richard Seet (11)
10.10	10.6	Amendment to Richard X. Seet Restricted Stock Agreement (11)
10.11	10.7	Letter Agreement relating to nominee right of OmniView Capital LLC (11)
10.12	10.1	Juice License Agreement between Chiquita Brands L.L.C. and MOJO Organics, Inc. dated as of August 15, 2012 (12)
10.13	10.17	Form of Subscription Agreement for 2013 Offering (13)
10.14	10.18	Employment Agreement dated March 1, 2013 between MOJO Organics, Inc. and Glenn Simpson (13) †
10.15	10.15	Form of Advisor Agreement (14)
10.16	10.16	Form of Restricted Stock Agreement, dated December 4, 2014, between MOJO Organics, Inc. and each of Glenn Simpson, Richard Seet, Jeffrey Devlin and Nicholas Giannuzzi. (14) †
10.17	10.17	Form of Restricted Stock Agreement, dated March 2014, between MOJO Organics, Inc. and each of Glenn Simpson, Richard Seet, Jeffrey Devlin, Peter Spinner and Marianne Vignone. (14) †
10.18	10.18	Form of Subscription Agreement for March 2014 Stock (with Warrants) Offering (14)
10.19	10.19	Form of Warrant (14)
10.20	10.20	Form of Subscription Agreement for March 2014 Stock Offering (14)
10.21	10.21	Form of Distribution Agreement
10.22	10.2	Form of Stock Option Agreement under the 2012 Long-Term Incentive Equity Plan, dated August 14, 2014, between MOJO Organics, Inc. and each of Glenn Simpson, Peter Spinner, Richard Seet, Jeffery Devlin and Marianne Vignone. (15)
10.23	10.3	Employment Agreement, dated August 12, 2014, between MOJO Organics, Inc. and Peter Spinner. (15)
10.24	10.1	Form of Restricted Stock Agreement, dated August 12, 2014, between MOJO organics, Inc. and Peter Spinner. (15)
10.25	10.25	Amended and Restated Employment Agreement by and between MOJO Organics, Inc. and Glenn Simpson dated June 15, 2015 (16)
10.26	10.26	Amended and Restated Employment Agreement by and between MOJO Organics, Inc. and Peter Spinner dated June 15, 2015 (16)
10.27	10.1	Letter Agreement by and between MOJO Organics Inc. and Peter Spinner dated December 15, 2015(18)
10.28	10.1	Common Stock Purchase Agreement by and between MOJO Organics, Inc. and Wyatts Torch Equity Partners, LP dated March 6, 2017
16.1	16.1	Letter from Liggett, Vogt & Webb, P.A. (16)
16.2	16.1	Letter from Cowan, Gunteski & Co., P.C. dated April 21, 2016 (19)
31.1	31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.

† Management compensatory plan, contract or arrangement.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the Securities and Exchange Commission (the “SEC”) on May 18, 2011.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on November 2, 2011.

(3)	Incorporated by reference to the Registrant's Registration Statement on Form SB-2 as an exhibit, numbered as indicated above, filed with the SEC on December 19, 2007.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on May 4, 2011.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on January 4, 2012.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on October 31, 2011.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on August 12, 2011.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on June 8, 2011.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on April 2, 2013.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as an exhibit, numbered as indicated above, filed with the SEC on June 25, 2013.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on February 1, 2013.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A as an exhibit, numbered as indicated above, filed with the SEC on February 7, 2013. Portions of the exhibit and/or related schedules or exhibits thereto have been omitted pursuant to a request for confidential treatment, which has been granted by the Commission.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 10-K as an exhibit, numbered as indicated above, filed with the SEC on September 24, 2013.

(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as an exhibit, numbered as indicated above, filed with the SEC on April 16, 2014.

(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-Q as an exhibit, numbered as indicated above, filed with the SEC on October 2, 2014.

(16)	Incorporated by reference to the Registrant’s Annual Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on June 30, 2015.

(17)	Incorporated by reference to the Registrant’s Annual Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on August 25, 2015.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on December 15, 2015.

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on April 22, 2016.

Filings	Description	Filing Date	File/Film Number
8-K	Current report, items 8.01 and 9.01	4/1/2020	000-55269
10-K	Annual report [Section 13 and 15(d), not S-K Item 405]	3/30/2020	000-55269
8-K	Current report, item 5.02	12/26/2019	000-55269
8-K	Current report, items 8.01 and 9.01	11/4/2019	000-55269
8-K	Current report, items 8.01 and 9.01	10/28/2019	000-55269
10-Q	Quarterly report [Sections 13 or 15(d)]	10/28/2019	000-55269
8-K/A	[Amend] Current report, item 5.02	10/16/2019	000-55269
8-K	Current report, item 5.02	10/16/2019	000-55269
8-K	Current report, items 8.01 and 9.01	9/20/2019	000-55269
8-K	Current report, items 8.01 and 9.01	9/16/2019	000-55269
SC 13D/A	[Amend] General statement of acquisition of beneficial ownership	8/16/2019	005-88469
10-Q	Quarterly report [Sections 13 or 15(d)]	8/14/2019	000-55269
SC 13D	General statement of acquisition of beneficial ownership	8/12/2019	005-88469
10-Q	Quarterly report [Sections 13 or 15(d)]	5/10/2019	000-55269
DEF 14C	Other definitive information statements	3/4/2019	000-55269
10-K	Annual report [Section 13 and 15(d), not S-K Item 405]	2/25/2019	000-55269
8-K	Current report, item 5.02	2/22/2019	000-55269
PRE 14C	Other preliminary information statements	2/12/2019	000-55269
8-K	Current report, items 2.02 and 9.01	1/22/2019	000-55269
10-Q	Quarterly report [Sections 13 or 15(d)]	10/30/2018	000-55269
10-Q	Quarterly report [Sections 13 or 15(d)]	7/13/2018	000-55269
10-Q	Quarterly report [Sections 13 or 15(d)]	5/10/2018	000-55269
10-K	Annual report [Section 13 and 15(d), not S-K Item 405]	2/21/2018	000-55269
8-K	Current report, items 8.01 and 9.01	1/26/2018	000-55269
10-Q	Quarterly report [Sections 13 or 15(d)]	11/3/2017	000-55269
10-Q	Quarterly report [Sections 13 or 15(d)]	8/15/2017	000-55269
8-K	Current report, items 8.01 and 9.01	5/24/2017	000-55269
10-Q	Quarterly report [Sections 13 or 15(d)]	5/1/2017	000-55269
10-K	Annual report [Section 13 and 15(d), not S-K Item 405]	3/24/2017	000-55269
10-Q	Quarterly report [Sections 13 or 15(d)]	10/14/2016	000-55269
10-Q	Quarterly report [Sections 13 or 15(d)]	7/13/2016	000-55269
10-Q	Quarterly report [Sections 13 or 15(d)]	5/2/2016	000-55269
8-K	Current report, items 4.01 and 9.01	4/22/2016	000-55269
10-K	Annual report [Section 13 and 15(d), not S-K Item 405]	2/16/2016	000-55269
10-Q/A	[Amend] Quarterly report [Sections 13 or 15(d)]	2/16/2016	000-55269
10-Q/A	[Amend] Quarterly report [Sections 13 or 15(d)]	2/16/2016	000-55269
8-K	Current report, item 4.02	2/16/2016	000-55269
8-K	Current report, item 8.01	1/7/2016	000-55269
8-K	Current report, item 8.01	12/16/2015	000-55269
8-K	Current report, item 8.01	12/15/2015	000-55269

8-K	Current report, items 1.01, 3.02, and 5.02	12/15/2015	000-55269
8-K	Current report, items 1.01, 3.02, and 5.02	12/9/2015	000-55269
8-K	Current report, items 4.01 and 9.01	10/23/2015	000-55269
S-8	Securities to be offered to employees in employee benefit plans	10/22/2015	333-207561
10-Q	Quarterly report [Sections 13 or 15(d)]	10/8/2015	000-55269
8-K	Current report, items 1.01, 3.02, 5.02, and 9.01	8/25/2015	000-55269
10-Q	Quarterly report [Sections 13 or 15(d)]	7/21/2015	000-55269
10-Q/A	[Amend] Quarterly report [Sections 13 or 15(d)]	7/21/2015	000-55269
8-K	Current report, items 1.01, 3.02, 5.02, and 9.01	6/30/2015	000-55269
8-K	Current report, item 8.01	5/29/2015	000-55269
10-Q	Quarterly report [Sections 13 or 15(d)]	5/7/2015	000-55269
8-K	Current report, item 5.02	4/2/2015	000-55269
8-K	Current report, item 1.01	4/2/2015	000-55269
10-K	Annual report [Section 13 and 15(d), not S-K Item 405]	2/27/2015	000-55269
SC 13D	General statement of acquisition of beneficial ownership	12/23/2014	005-88469
SC 13D	General statement of acquisition of beneficial ownership	12/23/2014	005-88469
EFFECT	Notice of Effectiveness	10/29/2014	333-196488
CORRESP	[Cover]Correspondence	10/27/2014
UPLOAD	[Cover]SEC-generated letter	10/24/2014
CORRESP	[Cover]Correspondence	10/17/2014
S-1/A	[Amend] [Cover]General form for registration of securities under the Securities Act of 1933	10/17/2014	333-196488
10-K/A	[Amend] Annual report [Section 13 and 15(d), not S-K Item 405]	10/17/2014	000-55269
UPLOAD	[Cover]SEC-generated letter	10/10/2014
10-Q	Quarterly report [Sections 13 or 15(d)]	10/2/2014	000-55269
CORRESP	[Cover]Correspondence	9/24/2014
10-K/A	[Amend] [Cover]Annual report [Section 13 and 15(d), not S-K Item 405]	9/24/2014	000-55269
S-1/A	[Amend] [Cover]General form for registration of securities under the Securities Act of 1933	9/24/2014	333-196488
UPLOAD	[Cover]SEC-generated letter	8/21/2014
8-A12G	Registration of securities [Section 12(g)]	8/20/2014	000-55269
10-Q	Quarterly report [Sections 13 or 15(d)]	8/14/2014	333-148190
CORRESP	[Cover]Correspondence	8/11/2014
S-1/A	[Amend] General form for registration of securities under the Securities Act of 1933	8/11/2014	333-196488
10-K/A	[Amend] Annual report [Section 13 and 15(d), not S-K Item 405]	8/6/2014	333-148190
8-K	Current report, items 4.01 and 9.01	8/4/2014	333-148190
UPLOAD	[Cover]SEC-generated letter	7/1/2014
S-1	General form for registration of securities under the Securities Act of 1933	6/3/2014	333-196488

10-Q	Quarterly report [Sections 13 or 15(d)]	4/18/2014	333-148190
10-K	Annual report [Section 13 and 15(d), not S-K Item 405]	4/16/2014	333-148190
D	Notice of Exempt Offering of Securities, item 06b	3/14/2014	021-213601
D	Notice of Exempt Offering of Securities, item 06b	3/14/2014	021-213600
10-Q	Quarterly report [Sections 13 or 15(d)]	10/9/2013	333-148190
10-Q	Quarterly report [Sections 13 or 15(d)]	10/1/2013	333-148190
10-Q	Quarterly report [Sections 13 or 15(d)]	9/27/2013	333-148190
10-K	Annual report [Section 13 and 15(d), not S-K Item 405]	9/24/2013	333-148190
10-Q	Quarterly report [Sections 13 or 15(d)]	7/8/2013	333-148190
10-Q	Quarterly report [Sections 13 or 15(d)]	6/25/2013	333-148190
D	Notice of Exempt Offering of Securities, item 06	5/22/2013	021-196904
8-K	Current report, items 5.03, 5.07, and 9.01	4/2/2013	333-148190
CT ORDER	Confidential treatment order	2/11/2013	333-148190
8-K/A	[Amend] Current report, item 9.01	2/7/2013	333-148190
D	Notice of Exempt Offering of Securities, item 06	2/7/2013	021-191488
8-K	Current report, items 1.01, 2.03, 3.02, 5.02, and 9.01	2/1/2013	333-148190
8-K	Current report, items 1.01 and 9.01	8/17/2012	333-148190
8-K	Current report, item 1.01	6/4/2012	333-148190
8-K	Current report, items 3.02, 5.01, and 5.02	5/24/2012	333-148190
10-Q	Quarterly report [Sections 13 or 15(d)]	5/15/2012	333-148190
8-K	Current report, item 5.02	5/9/2012	333-148190
10-K/A	[Amend] Annual report [Section 13 and 15(d), not S-K Item 405]	5/4/2012	333-148190
10-K	Annual report [Section 13 and 15(d), not S-K Item 405]	5/2/2012	333-148190
NT 10-K	Notification of inability to timely file Form 10-K 405, 10-K, 10-KSB 405, 10-KSB, 10-KT, or 10-KT405	3/30/2012	333-148190
UPLOAD	[Cover]SEC-generated letter	3/1/2012
8-K	Current report, items 7.01 and 9.01	2/8/2012	333-148190
8-K	Current report, items 5.02, 7.01, and 9.01	2/2/2012	333-148190
8-K	Current report, items 5.03, 5.07, 7.01, and 9.01	1/4/2012	333-148190
8-K	Current report, items 4.01 and 9.01	12/20/2011	333-148190
CORRESP	[Cover]Correspondence	11/23/2011
10-Q/A	[Amend] Quarterly report [Sections 13 or 15(d)]	11/22/2011	333-148190
10-Q	Quarterly report [Sections 13 or 15(d)]	11/21/2011	333-148190
NT 10-Q	Notification of inability to timely file Form 10-Q or 10-QSB	11/15/2011	333-148190
8-K	Current report, items 1.01, 2.01, 5.02, and 9.01	11/2/2011	333-148190
8-K	Current report, items 5.03 and 9.01	10/31/2011	333-148190

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOJO ORGANICS, INC.

Dated: April 15, 2020	By:	/s/ Glenn Simpson
Glenn Simpson
Chief Executive Officer and Chairman
(Principal Executive and Principal Financial Officer)

