Form 10-Q
period 2020-06-30
MOJO Organics, Inc.
filed 2020-08-14
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2020

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

Yes ☐  No ☒

On June 30, 2020, there were 29,924,544 shares of the registrant's common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

MOJO ORGANICS, INC.
Condensed Balance Sheets (Unaudited)
As of June 30, 2020 and December 31, 2019

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,878	$55,978
Accounts receivable, net	96,627	75,087
Inventory	213,142	175,719
Supplier deposits	39,000	11,539
Prepaid expenses	18,487	14,767
Security deposit	4,518	4,518
Total Current Assets	$386,652	$337,608
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$125,413	$140,854
Accrued payroll to related parties	14,135	25,394
SBA Loans	35,508	—
Total Current Liabilities	175,056	166,248
STOCKHOLDERS' EQUITY
Common stock, 190,000,000 shares authorized at $0.001 par value, 29,924,544 and 29,351,294 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	29,924	29,352
Additional paid in capital	23,580,192	23,488,626
Accumulated deficit	(23,398,521)	(23,346,618)
Total Stockholders' Equity	211,596	171,360
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$386,652	$337,608

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Operations (Unaudited)
For the Six Months Ended June 30, 2020 and 2019

	2020	2019
Revenue	$877,867	$843,235
Cost of Revenue	446,462	430,113
Gross Profit	431,505	413,122

Operating Expenses
Selling, general and administrative	483,633	588,705
Loss from Operations	(52,128)	(175,584)
Other Income	2,219	—
Loss Before Provision for Income Taxes	(49,909)	(175,584)
Provision for Income Taxes	(1,994)	—
Net Loss	$(51,903)	$(175,584)
Net loss per common share, basic and diluted	$(0.00)	$(0.01)
Basic and diluted weighted average number of common shares outstanding	29,690,570	28,565,224

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Operations (Unaudited)
For the Three Months Ended June 30, 2020 and 2019

	2020	2019
Revenue	$437,878	$434,738
Cost of Revenue	209,412	229,480
Gross Profit	228,465	205,257

Operating Expenses
Selling, general and administrative	223,981	302,694
Income/(Loss) from Operations	4,485	(97,437)
Other Income	2,219	—
Income/(Loss) Before Provision for Income Taxes	6,704	(97,437)
Provision for Income Taxes	(1,994)	—
Net Income/(Loss)	$4,710	$(97,437)
Net income/(loss) per common share, basic and diluted	$0.00	$(0.00)
Basic and diluted weighted average number of common shares outstanding	29,889,203	28,699,846

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.
Condensed Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2020 and 2019

	2020	2019

Cash flows from operating activities:
Net loss	$(51,903)	$(175,584)
Adjustments to reconcile net loss to net cash provided used in operating activities:
Stock and warrants issued to directors and employees	97,389	154,390
Changes in assets and liabilities:
Increase in accounts receivable	(21,540)	(16,876)
Increase in inventory	(37,424)	(34,280)
Increase in supplier deposits	(27,461)	(20,000)
Increase in prepaid expenses	(3,720)	(5,898)
(Decrease)/Increase in accounts payable and accrued expenses	(17,435)	80,257
(Decrease)/Increase in accrued payroll to related parties	(11,259)	7,674
Net cash used in operating activities	(71,359)	(10,317)
Net cash from financing activities:
Proceeds from SBA Loan	35,508	-
Shares repurchased for cancellation	(5,250)	(750)
Net cash provided by/(used in) financing activities	30,258	(750)
Net decrease in cash and cash equivalents	(41,101)	(11,067)
Cash and cash equivalents at beginning of periods	55,978	24,031
Cash and cash equivalents at end of periods	$14,878	$12,963

Summary of non-cash investing and financing activity: During the six-month period ended June 30, 2020 the Company issued a total of 598,250 Restricted and Non-Trading shares with an implied value of $97,389 to directors and officers to settle obligations payable. During the six-month period ended June 30, 2019 the Company issued a total of 744,000 Restricted and Non-Trading shares with a value of $154,390 to directors and officers to settle obligations payable.

The accompanying notes are an integral part of these condensed financial statements

MOJO ORGANICS, INC.
Condensed Statements of Changes in Stockholders' Equity
For the Six Months Ended June 30, 2020
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2020	29,351,294	$29,352	$23,488,626	$(23,346,618)	$171,360
Stock and warrants issued to Directors and Employees	598,250	598	96,791	-	97,389
Stock repurchased and cancelled	(25,000)	(25)	(5,225)	-	(5,250)
Net loss	-	-	-	(51,903)	(51,903)
Balance, June 30, 2020	29,924,544	$29,924	23,580,192	$(23,398,521)	$211,596

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.

Notes to Condensed Financial Statements (Unaudited)

June 30, 2020

NOTE 1 – BUSINESS

Overview

MOJO Organics, Inc. (“MOJO” or the “Company”) is a Delaware corporation headquartered in Jersey City, NJ. The Company engages in new product development, production, marketing, distribution and sales of beverage brands that are natural, Non-GMO Project verified, and USDA Organic. The Company’s flagship product is MOJO Pure Coconut Water. In addition to Pure Coconut Water, the Company produces Sparkling Coconut Water, Coconut Water + Mango Juice and Coconut Water + Pineapple Juice. We seek to grow the market share of our products by expanding our hybrid distribution network through the relationships and efforts of our management and third party partners and improved broker network, and new products and packaging in 2020, including pH7 water (pH is a scale of acidity) and energy beverages which are both major sectors of the beverage industry. The company predominantly packages its beverages in 100% recyclable, Eco-Friendly packaging that can be recycled infinite times and is not made from carbon oil based packaging. The packaging has a very low impact on the environment, and does not contribute to landfills and the pollution of our bodies of water.

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

Cash and Cash Equivalents

Cash equivalents include investment instruments and time deposits purchased with a maturity of three months or less. On June 30, 2020 and December 31, 2019, the Company did not have any cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of June 30, 2020 and December 31, 2019 was zero.

Inventories

Inventories, consisting solely of finished goods, are stated at the lower of cost (first-in, first-out method) or net realizable value (“NRV”). If necessary, the Company provides allowances to adjust the carrying value of its inventories to NRV when NRV is below cost. There were no such adjustments in 2020 or 2019.

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

Net Income/(Loss) Per Common Share

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

The following potentially dilutive securities have been excluded from the computation of weighted average shares outstanding as they would have had an anti-dilutive impact on the Company’s net income/(loss) per common share:

					As of June 30,
	Issued To	Expiration Date	No. of Days to Expiration	Exercise Price	2020	2019
Shares underlying options outstanding	GLENN SIMPSON	Apr 6, 2022	645	$0.16	505,608	901,796
Shares underlying warrants outstanding	WYATTS TORCH	Aug 19, 2020	50	$0.40	1,500,000	1,500,000
Total					2,005,608	2,401,796

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

The Company recognizes interest and penalties related to income tax matters in income tax expense. As of June 30, 2020 and December 31, 2019, the Company had no accrued interest or penalties. The Company has had no Federal or State tax examinations in the past nor does it have any at the current time. As of June 30, 2020 and December 31, 2019, the Company had Net Operating Loss Carryforwards of approximately $4,660,000 and $4,700,000, respectively, and Deferred Tax Assets amounting to approximately $1,330,000 and $1,320,000, respectively, which have been fully reserved by valuation allowances. The Company does not expect any significant reversals in the valuation allowance within the next twelve months.

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

Share based payment awards are measured at the month-end volume weighted average price (VWAP) of the equity instrument that an entity is obligated to issue when the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied.

Fair value of financial instruments

The carrying amounts of financial instruments, which include cash, accounts receivable, accounts payable and accrued expense, approximate their fair values due to their short-term nature.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The ASC aims to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The Company is still assessing the impact of this pronouncement to the financial statements.

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

Employment Agreements

On April 6, 2017, the Company entered into an Amended and Restated Employment Agreement with Mr. Glenn Simpson (the “Simpson Agreement”), the Company’s Chairman and Chief Executive Officer (the “CEO”). The Simpson Agreement was effective April 1, 2017 and has an eight year term.

Pursuant to the Simpson Agreement dated April 6, 2017, Mr. Simpson will be paid a salary of $5,000 per month in cash and the right to receive 67,000 shares of restricted Common Stock per month. Pursuant to his employment agreement, Mr. Simpson is entitled to a salary of not less than $18,500 per month. Additionally, Mr. Simpson is entitled to an annual bonus comprised of cash and Common Stock based on the achievement of performance goals established by the Board of Directors of the Company and set forth in the Simpson Agreement. The cash bonus is established at $44,400 per year. The stock bonus is set at 200,000 shares of Common Stock per year through May 31, 2025 based upon achieving revenue performance goals. The revenue goals range from $900,000 to $19,200,000 per year. The bonus awards are accelerated when revenues exceed the annual target amounts.

During the six months ended June 30, 2020, the CEO was issued 402,000 Restricted and Non-Trading shares of Common Stock under the terms of the Simpson Agreement for the stock portion of his first and second quarter compensation. During the first quarter of 2020 and for the first and second quarters of 2019, Mr. Simpson did not receive cash payments. Mr. Simpson received cash payments for the second quarter of 2020. He was owed $5,000 and $10,000 as of June 30, 2020 and December 31, 2019, respectively, for the cash portion of his salary.

The “Simpson Agreement” is the only executive employment agreement in effect as of June 30, 2020.

The Company has no other plans in place and has never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Lease Commitment

The Company maintains office space in Jersey City, NJ. The initial lease agreement was for the period March 1, 2019 to February 29, 2020 and was renewed for one year under the same terms. In April 2020, the Company was given a 50% discount on the rent for April and May 2020 as well as an optional lease extension for an additional three months under the same terms. The base rent under this agreement is $2,343 per month, and expires May 31, 2021. Lease expense amounted to $4,686 and $6,912 for the six months ended June 30, 2020 and 2019 respectively. The security deposit for the lease agreement is $4,518 and the lease expires on May 31, 2021.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has authorized 190,000,000 shares of Common Stock having a par value of $0.001. On February 4, 2019, the Company by a vote of its majority shareholders cancelled the authorization for the issuance of up to 10,000,000 shares of preferred stock. There were no shares of preferred stock issued or outstanding prior to this change.

Common Stock outstanding at June 30, 2020 and December 31, 2019 includes a total of 367,204 restricted shares issued in certificate form to a former consultant which were ordered cancelled during 2014. Such shares cannot be cancelled until the physical shares are surrendered to the Company or the Company’s designee and are not otherwise transferable by the holder.

Restricted Stock Issuances

During the six months ended June 30, 2020, 598,250 shares of Restricted and Non-Trading Common Stock were issued to Directors and Officers of the Company. These shares have full voting rights but are restricted for sale or transfer. The CEO exercised options to purchase 156,250 shares at $0.16 per share for a total exercise price of $25,000 which reduced the accrued salary payable to the CEO by the same amount. The CEO was also issued 402,000 shares of Restricted and Non-Trading Common Stock for the stock portion of his salary for the first and second quarter. A Director was issued 40,000 shares of Common stock as an award for continuing to serve as a Director of the Company. The value of these shares was recorded as a component of compensation expense.

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

The following table summarizes warrant activity during the period:

	Issued To	Expiration Date	No. of Days to Expiration	Exercise Price	Options
Issued August 19, 2015	WYATTS TORCH	Aug 19, 2020	1,828	$0.40	1,500,000
Outstanding, June 30, 2020	WYATTS TORCH	Aug 19, 2020	50	$0.40	1,500,000
Exercisable, June 30, 2020	WYATTS TORCH	Aug 19, 2020	50	$0.40	1,500,000

Stock Purchased for Cancellation

On January 23, 2020 the Company purchased 25,000 shares of its restricted common stock from one shareholder for cancellation. The Company paid $5,250 or $0.21 per share which was the average market price for its traded shares during the period. The shares were cancelled and are available for reissuance.

NOTE 5 – STOCK OPTIONS

On April 6, 2017, the Company granted stock options to purchase 356,559 shares and 1,500,000 shares of Common Stock pursuant to the 2012 Incentive Plan and the 2015 Incentive Plan, respectively. The options were priced at the fair market value of the Common Stock and are immediately exercisable.

2012 Incentive Plan

On February 18, 2019, the Company’s Board of Directors signed an unanimous consent to terminate the 2012 Incentive Plan, and it was resolved further that 70,000 options to purchase shares of Common Stock be converted into 70,000 shares of Common Stock. It also consented the CEO of the Company to exercise options to purchase 222,000 Restricted and Non-Trading shares of Common Stock at $0.255 per share. The total exercise price was $56,610 and this reduced the loan payable to the CEO by the same amount.

The 2012 Incentive Plan was approved by our shareholders in March 2013. The 2012 Incentive Plan provided the Company with the ability to issue stock options, stock appreciation rights, restricted stock and/or other stock-based awards for up to an aggregate of 2,050,000 shares of common stock.  In 2016, the Company issued 620,000 stock options to purchase shares of common stock that expire in August 2019, and issued 1,073,441, restricted common stock to its Directors and employees. In 2017, the Company granted stock options to purchase 356,559 shares that expire in April 2022. The options were priced at the fair market value of the Common Stock and are exercisable. In 2018, there were no issuances under the 2012 plan. As of December 31, 2018, issued stock options total 976,559. During 2018, 495,403 stock options had been cancelled due to termination of employment and were available for reissuance at that time. There are no options outstanding from this plan as of June 30, 2020 and December 31, 2019.

2015 Incentive Plan

The 2015 Incentive Plan was terminated by the Board of Directors on January 24, 2019. The 2015 Incentive Plan provided the Company with the ability to issue stock options, stock awards and/or restricted stock purchase offers for up to an aggregate of 1,500,000 shares of Common Stock.

The Company approved the 2015 Incentive Plan in October 2015. The 2015 Incentive Plan provided the Company with the ability to issue stock options, stock awards and/or restricted stock purchase offers for up to an aggregate of 1,500,000 shares of Common Stock. In April, 2017, the Company granted stock options to purchase 1,500,000 shares of Common Stock pursuant to the 2015 Plan. The options were priced at the fair market value of the Common Stock and were exercisable from the date of issuance. In 2018, there were no issuances under the 2015 plan. As of December 31, 2018, issued stock options total 1,500,000. During 2018, 693,610 stock options had been cancelled due to termination of employment and were available for reissuance at that time. There are 505,609 options outstanding from this plan as of June 30, 2020, and 661,858 options outstanding as of December 31, 2019.

Stock Option Activity

During February 2019, two of the Company’s Directors surrendered 70,000 stock options and were issued 70,000 shares of Common Stock in exchange. The CEO of the Company was also issued 222,000 Restricted and Non-Trading shares of Common Stock.

On August 13, 2019, the Company’s Board of Directors consented the CEO to exercise options to purchase 93,750 Restricted and Non-Trading shares at $0.16 per share. The total exercise value of $15,000 was reduced the loan payable to the CEO to $0.

On November 1, 2019, the Company’s Board of Directors consented the CEO to exercise options to purchase 239,938 Restricted and Non-Trading shares at $0.16 per share. The total exercise value of $38,390 was reduced the accrued salary payable to the CEO by the same amount.

As of December 31, 2019, there are 661,858 options outstanding that were issued to Glenn Simpson. The exercise price is $0.16.

On January 14, 2020 the Company’s Board of Directors consented the CEO to exercise options to purchase 93,750 Restricted and Non-trading shares at $0.16 per share. The total exercise value of $15,000 was reduced the accrued salary payable to the CEO by the same amount.

On March 6, 2020 the Company’s Board of Directors consented the CEO to exercise options to purchase 62,500 Restricted and Non-Trading shares at $0.16 per share. The total exercise value was $10,000 and this reduced the accrued salary payable to the CEO to $0.

The following table summarizes stock option activity under the Plans:

	Issued To	Expiration Date	No. of Days to Expiration	Exercise Price	Options
Outstanding, December 31, 2019	GLENN SIMPSON	4/6/2022	827	$0.16	661,858
Exercised	GLENN SIMPSON	4/6/2022	736	$0.16	(156,250)
Outstanding, June 30, 2020	GLENN SIMPSON	4/6/2022	645	$0.16	505,608
Exercisable, June 30, 2020	GLENN SIMPSON	4/6/2022	645	$0.16	505,608

During the six months ended June 30, 2020 and 2019, compensation expense related to stock options was $0. As of June 30, 2020, there was no unrecognized compensation cost related to non-vested stock options.

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

As of June 30, 2020, accrued payroll of $14,135 was owed to the CEO and the Controller of the Company.

NOTE 7 – SBA LOANS “CARES ACT”

On May 5, 2020, the Company received loan proceeds in the amount of $35,508 under the Paycheck Protection Program (“PPP”).  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

If there were an unforgiven portion of the PPP loan, it would be payable over a period of up to two years at an interest rate of 1%, with a deferral of payments for the first six months.  The Company’s use of the proceeds is consistent with the PPP. The Company believes that its use of the loan proceeds has met the criteria for forgiveness of the loan. The Company believes that the loan will be forgiven on November 1, 2020 or sooner in accordance with the guidance from the PPP.

On May 27, 2020, the Company received grant proceeds in the amount of $2,000 under the Economic Injury Disaster Loan (“EIDL”) Program. The EIDL program was created to assist businesses, renters and homeowners located in regions affected by declared disasters. The Company applied for the EIDL Emergency Advance which provides $1,000 per employee up to a maximum of $10,000.

The EIDL Advances are 100% forgivable as long as it is used for providing sick leave benefits to employees, maintaining payroll to retain employees, payments on mortgage, rent and utilities, increased costs to obtain materials from the applicants original source due to interrupted supply chains, and repaying obligations that cannot be met due to revenue losses. The Company’s use of the advance has met the criteria for forgiveness of the advance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Significant Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing the six months ended June 30, 2020 to June 30, 2019.

•	Results of Operations — Analysis of our financial results comparing the three months ended June 30, 2020 to June 30, 2019.

•	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

Recent Accounting Pronouncements

New Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The ASC aims to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The Company is still assessing the impact of this pronouncement to the financial statements.

COMPANY OVERVIEW

MOJO Organics, Inc. (“MOJO” or the “Company”) is a Delaware Corporation headquartered in Jersey City, NJ. The Company engages in new product development, production, marketing, distribution and sales of beverage brands that are Non-GMO Project Verified.

The Company’s flagship product is MOJO Pure Coconut Water. In addition to Pure Coconut Water, the Company produces Sparkling Coconut Water, Coconut Water + Mango Juice and Coconut Water + Pineapple Juice. We seek to grow the market share of our products by expanding our hybrid distribution network through the relationships and efforts of our management and third party partners and improved broker network, and new products and packaging in 2020, including pH7 water (pH is a scale of acidity) and energy beverages which are both major sectors of the beverage industry. The company predominantly packages its beverages in 100% recyclable, Eco-Friendly packaging that can be recycled infinite times and is not made from carbon oil based packaging. The packaging has a very low impact on the environment, and does not contribute to landfills and the pollution of our bodies of water.

Results of Operations

Six Months Ended June 30, 2020 and 2019

Revenue

For the six months ended June 30, 2020, the Company reported revenue of $877,967 an increase of $34,732 or 4% from revenue of $843,235 for the six months ended June 30, 2019.  The increase in revenue was due to higher demand for MOJO branded products. Cases sold for MOJO products in the first and second quarters of 2020 increased by 3,856 compared to the same period in 2019.

Cost of Revenue

Cost of revenue includes finished goods purchase costs, production costs, raw material costs and freight in costs. Also included in cost of revenue are adjustments made to inventory carrying amounts, including markdowns to market.

For the six months ended June 30, 2020, cost of revenue was $446,462 or 51% of revenue. For the six months ended June 30, 2019, cost of revenue was $430,113 or 51% of revenue. The cost of revenue perception was the same for both periods.

Operating Expenses

For the six months ended June 30, 2020, operating expenses were $483,633, a decrease of $105,072 from operating expenses of $588,705 for the six months ended June 30, 2019.

This decrease in operating expenses was comprised of lower selling expenses and lower compensation expenses. Selling expenses were $220,078 for the six months ended June 30, 2020 compared to $254,230 for the six months ended June 30, 2019. This $34,152 decrease is attributable to the lower freight and delivery expenses and storage fees.

There were no trade show fees recorded and marketing fees decreased by $8,473 from the same period last year. Compensation expense also decreased by $60,291 compared to the same period last year.

Three Months Ended June 30, 2020 and 2019

Revenue

For the three months ended June 30, 2020, the Company reported revenue of $437,878, an increase of $ 3,140 or 1% from revenue of $434,738 for the three months ended June 30, 2019.  The increase was due to lower deductions from revenue during 2020 compared to the same period last year.

Cost of Revenue

Cost of revenue includes finished goods purchase costs, production costs, raw material costs and freight in costs. Also included in cost of revenue are adjustments made to inventory carrying amounts, including markdowns to market.

For the three months ended June 30, 2020, cost of revenue was $209,412 or 48% of revenue. For the three months ended June 30, 2019, cost of revenue was $229,480 or 53% of revenue. The 5 percentage point decrease was primarily due to lower costs of packaging material and lower freight in costs.

Operating Expenses

For the three months ended June 30, 2020, operating expenses were $223,981 a decrease of $78,713 from operating expenses of $302,694 for the three months ended June 30, 2019.

This decrease in operating expenses was comprised of lower selling expenses as well as lower compensation expenses. Selling expenses were $105,132 for the three months ended June 30, 2020 compared to $121,435 for the three months ended June 30, 2019. This $16,303 decrease is attributable to the lower freight and delivery expenses and reduced storage and warehousing fees. Compensation expense also decreased by $60,289 from $137,470 for the quarter ended June 30, 2020.

Liquidity and Capital Resources

Liquidity

As of June 30, 2020, the Company had working capital of $213,590. Net cash used in operating activities was $71,359 for the six months ended June 30, 2020, an increase of $61,041 compared to $10,317 net cash used for the six months ended June 30, 2019. Net cash provided by financing activities was $30,258 for the six months ended June 30, 2020 compared to net cash used in financing activities of $750 for the six months ended June 30, 2019.

Working Capital Needs

Our working capital requirements increase as demand grows for our products. Should the Company require additional working capital in the next twelve months, it may seek to raise funds.  Financing transactions could include the issuance of equity or debt securities or obtaining credit facilities. The Company has not required additional financing since February 2016.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of June 30, 2020

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	SEC Report Reference Number	Description
3.1	3.1	Certificate of Incorporation of MOJO Shopping, Inc. (3)
3.2	3.1	Amendment to Certificate of Incorporation of MOJO Ventures, Inc. (4)
3.3	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Ventures, Inc. (5)
3.4	3.4	Articles of Merger (1)
3.5	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Organics, Inc. (9)
3.6	3.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (11)
3.7	3.1	Amended and Restated Bylaws of MOJO Ventures, Inc. (6)
3.8	3.8	Amendment No. 1 to Amended and Restated Bylaws of MOJO Organics, Inc. (13)
10.1	10.1	Form of Second Amended and Restated Restricted Stock Agreement (14)
10.2	10.6	2012 Long-Term Incentive Equity Plan (13)
10.3	10.7	Form of Stock Option Agreement under the 2012 Long-Term Incentive Equity Plan (13) †
10.4	10.8	Form of Indemnification Agreement with officers and directors (13)
10.5	10.1	Form of Promissory Note issued to OmniView Capital LLC and Paul Sweeney (11)
10.6	10.2	Advisor Agreement with OmniView Capital LLC (11)
10.7	10.3	Amended and Restated Securities Purchase Agreement (11)
10.8	10.4	Registration Rights Agreement (11)
10.9	10.5	Commitment letter executed by each of Glenn Simpson, Jeffrey Devlin and Richard Seet (11)
10.10	10.6	Amendment to Richard X. Seet Restricted Stock Agreement (11)
10.11	10.7	Letter Agreement relating to nominee right of OmniView Capital LLC (11)
31.1	31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.

† Management compensatory plan, contract or arrangement.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the Securities and Exchange Commission (the “SEC”) on May 18, 2011.

(2)	Incorporated by reference to the Registrant's Registration Statement on Form SB-2 as an exhibit, numbered as indicated above, filed with the SEC on December 19, 2007.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on May 4, 2011.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on January 4, 2012.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on October 31, 2011.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on August 12, 2011.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on April 2, 2013.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on February 1, 2013.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A as an exhibit, numbered as indicated above, filed with the SEC on February 7, 2013. Portions of the exhibit and/or related schedules or exhibits thereto have been omitted pursuant to a request for confidential treatment, which has been granted by the Commission.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 10-K as an exhibit, numbered as indicated above, filed with the SEC on September 24, 2013.

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-Q as an exhibit, numbered as indicated above, filed with the SEC on October 2, 2014.

(12)	Incorporated by reference to the Registrant’s Annual Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on June 30, 2015.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on December 15, 2015.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOJO ORGANICS, INC.

Dated: August 14, 2020	By:	Glenn Simpson
Glenn Simpson
Chief Executive Officer and Chairman
(Principal Executive and Principal Financial Officer)

