Form 10-Q
period 2020-09-30
MOJO Organics, Inc.
filed 2020-11-16
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2020

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 000-55269

MOJO Organics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-0884348
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

185 Hudson Street, Floor 25
Jersey City, New Jersey	07302
(Address of principal executive offices)	(Postal Code)

Registrant’s telephone number: 929 264 7944

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

Yes [X] No [  ]

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

Yes [  ] No [X]

On September 30, 2020, there were 30,338,044 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

MOJO ORGANICS, INC.

Condensed Balance Sheets (Unaudited)

As of September 30, 2020 and December 31, 2019

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,666	$55,978
Accounts receivable, net	177,147	75,087
Inventory	218,653	175,719
Supplier deposits	12,000	11,539
Prepaid expenses	17,772	14,767
Security deposit	4,518	4,518
Total Current Assets	461,754	337,608
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$97,581	$140,854
Accrued payroll to related parties	28,522	25,394
SBA Loans	35,508	-
Total Current Liabilities	161,611	166,248
STOCKHOLDERS’ EQUITY
Common stock, 190,000,000 shares authorized at $0.001 par value, 30,338,044 and 29,351,294 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	30,338	29,352
Additional paid in capital	23,623,326	23,488,626
Accumulated deficit	(23,353,521)	(23,346,618)
Total Stockholders’ Equity	300,143	171,360
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$461,754	$337,608

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.

 Condensed Statements of Operations (Unaudited)

 For the Nine Months Ended September 30, 2020 and 2019

	2020	2019

Revenue	$1,450,587	$1,346,573
Cost of Revenue	749,278	692,219
Gross Profit	701,309	654,354

Operating Expenses
Selling, general and administrative	710,432	864,562
Total Operating Expenses	710,432	864,562
Loss from Operations	(9,123)	(210,208)
Other Income	2,219	-
Loss Before Provision for Income Taxes	(6,903)	(210,208)
Provision for Income Taxes	-	-
Net Loss	$(6,903)	$(210,208)
Net loss per common share, basic and diluted	$(0.00)	$(0.01)
Basic and diluted weighted average number of common shares outstanding	29,877,895	28,431,664

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.

 Condensed Statements of Operations (Unaudited)

 For the Three Months Ended September 30, 2020 and 2019

	2020	2019

Revenue	$572,620	$503,338
Cost of Revenue	302,817	262,106
Gross Profit	269,803	241,232

Operating Expenses
Selling, general and administrative	226,799	275,857
Total Operating Expenses	226,799	275,857
Income/(Loss) from Operations	43,005	(34,625)

Income/(Loss) Before Provision for Income Taxes	43,005	(34,625)
Benefit/(Provision) for Income Taxes	1,994	-
Net Income/(Loss)	$44,999	$(34,625)
Net income/(loss) per common share, basic and diluted	$0.00	$(0.00)
Basic and diluted weighted average number of common shares outstanding	30,248,473	29,623,689

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.

Condensed Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2020 and 2019

	2020	2019

Cash flows from operating activities:
Net loss	$(6,903)	$(210,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock and warrants issued to directors and employees	140,936	222,100
Changes in assets and liabilities:
Increase in accounts receivable	(102,060)	(5,307)
Increase in inventory	(42,934)	(10,227)
Increase in supplier deposits	(461)	(5,000)
Increase in prepaid expenses	(3,005)	(13,430)
(Decrease)/Increase in accounts payable and accrued expenses	(43,273)	15,748
Increase/(Decrease) in accrued payroll to related parties	3,128	(11,610)
Net cash used in operating activities	(54,571)	(17,934)
Net cash from financing activities:
Proceeds from SBA Loan	35,508	-
Shares repurchased for cancellation	(5,250)	(750)
Net cash provided by/(used in) financing activities	30,258	(750)
Net decrease in cash and cash equivalents	(24,313)	(18,684)
Cash and cash equivalents at beginning of periods	55,978	24,031
Cash and cash equivalents at end of periods	$31,666	$5,346

Summary of non-cash investing and financing activity: During the nine-month period ended September 30, 2020 the Company issued a total of 1,011,750 Restricted and Non-Trading shares with an implied value of $140,936 to directors and officers to settle obligations payable.

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.

For the Nine Months Ended September 30, 2020

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2020	29,351,294	$29,352	$23,488,626	$(23,346,618)	$171,360
Stock and warrants issued to Directors and Employees	1,011,750	1,012	139,925	-	140,936
Stock retired to treasury	(25,000)	(25)	(5,225)	-	(5,250)
Net loss	-	-	-	(6,903)	(6,903)
Balance, September 30, 2020	30,338,044	$30,338	$23,623,326	$(23,353,521)	$300,143

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.

Notes to Condensed Financial Statements (Unaudited )

September 30, 2020

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

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q and article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited interim condensed financial statements included in this document have been prepared on the same basis as the annual audited financial statements, and in the Company’s opinion, reflect all adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the nine months ended September 30, 2020 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K.

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

Cash and Cash Equivalents

Cash equivalents include investment instruments and time deposits purchased with a maturity of three months or less. On September 30, 2020 and December 31, 2019, the Company did not have any cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of September 30, 2020 and December 31, 2019 was zero.

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

					As of September 30,
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

The Company recognizes interest and penalties related to income tax matters in income tax expense. As of September 30, 2020 and December 31, 2019, the Company had no accrued interest or penalties. The Company has had no Federal or State tax examinations in the past nor does it have any at the current time. As of September 30, 2020 and December 31, 2019, the Company had Net Operating Loss Carryforwards of approximately $4,620,000 and $4,700,000, respectively, and Deferred Tax Assets amounting to approximately $1,208,000 and $1,320,000, respectively, which have been fully reserved by valuation allowances beyond that portion which is expected to offset current taxes. As of September 30, 2020, the Company’s income tax payable would be $23,309 if this had not been offset by the deferred tax assets.

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

During the nine months ended September 30, 2020, the CEO was issued 603,000 Restricted and Non-Trading shares of Common Stock under the terms of the Simpson Agreement for the stock portion of his first, second and third quarter compensation. Refer to Note 4 – Restricted Stock Issuances. Mr. Simpson did not receive cash payments during the first and third quarters or for the month of June 2020. He received cash payments for the months of April and May 2020. Mr. Simpson did not receive cash payments during the first 3 quarters of 2019. He was owed $20,000 and $10,000 as of September 30, 2020 and December 30, 2019, respectively, for the cash portion of his salary. Refer to Note 4 for the explanation of the conversions.

The “Simpson Agreement” is the only executive employment agreement in effect as of September 30, 2020.

The Company has no other plans in place and has never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Lease Commitment

The Company maintains office space in Jersey City, NJ. The initial lease agreement was for the period March 1, 2019 to February 29, 2020 and was renewed for one year under the same terms. In April 2020, the Company was given a 50% discount on the rent for April and May 2020 as well as an optional lease extension for an additional three months under the same terms. The base rent under this agreement is $2,343 per month, and expires May 31, 2021. Lease expense amounted to $18,744 and $20,736 for the nine months ended September 30, 2020 and 2019 respectively. The security deposit for the lease agreement is $4,518 and the lease expires on May 31, 2021.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has authorized 190,000,000 shares of Common Stock having a par value of $0.001. On February 4, 2019, the Company, by a vote of its majority shareholders, cancelled the authorization for the issuance of up to 10,000,000 shares of preferred stock. There were no shares of preferred stock issued or outstanding prior to this change.

Common Stock outstanding at September 30, 2020 and December 31, 2019 includes a total of 367,204 restricted shares issued in certificate form to a former consultant which were ordered cancelled during 2014. Such shares cannot be cancelled until the physical shares are surrendered to the Company or the Company’s designee and are not otherwise transferable by the holder.

Restricted Stock Issuances

During the nine months ended September 30, 2020, 1,011,750 shares of Restricted and Non-Trading Common Stock were issued to Directors and Officers of the Company. These shares have full voting rights but are restricted for sale or transfer. The CEO exercised options to purchase 156,250 shares at $0.16 per share for a total exercise price of $25,000 which reduced the accrued salary payable to the CEO by the same amount.

The CEO was also issued 603,000 shares of Restricted and Non-Trading Common Stock for the stock portion of his salary for the first, second and third quarter. A Director was issued 90,000 shares of Common stock as an award for continuing to serve as a Director of the Company. The Corporate Controller was also issued 162,500 shares of Common stock as part of her annual stock bonus. The value of these shares was recorded as a component of compensation expense.

Stock Warrants

In connection with private placement offerings in March 2014 (the “2014 Offerings”), warrants to purchase 2,030,223 shares of Common Stock were issued at a price of $0.91 per share. These warrants expired on March 12, 2019.

In connection with a private placement offering in August 2015 (the “2015 Offerings), warrants to purchase 1,500,000 shares of Common Stock were issued at a price of $0.40 per share. These warrants expired on August 19, 2020.

There are no outstanding warrants as of September 30, 2020.

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

The 2012 Incentive Plan was approved by our shareholders in March 2013. The 2012 Incentive Plan provided the Company with the ability to issue stock options, stock appreciation rights, restricted stock and/or other stock-based awards for up to an aggregate of 2,050,000 shares of common stock. In 2016, the Company issued 620,000 stock options to purchase shares of common stock that expire in August 2019, and issued 1,073,441, restricted common stock to its Directors and employees. In 2017, the Company granted stock options to purchase 356,559 shares that expire in April 2022. The options were priced at the fair market value of the Common Stock and are exercisable. In 2018, there were no issuances under the 2012 plan. As of December 31, 2018, issued stock options total 976,559. During 2018, 495,403 stock options had been cancelled due to termination of employment and were available for reissuance at that time. There are no options outstanding from this plan as of September 30, 2020 and December 31, 2019.

2015 Incentive Plan

The 2015 Incentive Plan was terminated by the Board of Directors on January 24, 2019. The 2015 Incentive Plan provided the Company with the ability to issue stock options, stock awards and/or restricted stock purchase offers for up to an aggregate of 1,500,000 shares of Common Stock.

The Company approved the 2015 Incentive Plan in October 2015. The 2015 Incentive Plan provided the Company with the ability to issue stock options, stock awards and/or restricted stock purchase offers for up to an aggregate of 1,500,000 shares of Common Stock. In April, 2017, the Company granted stock options to purchase 1,500,000 shares of Common Stock pursuant to the 2015 Plan. The options were priced at the fair market value of the Common Stock and were exercisable from the date of issuance. In 2018, there were no issuances under the 2015 plan. As of December 31, 2018, issued stock options total 1,500,000. During 2018, 693,610 stock options had been cancelled due to termination of employment and were available for reissuance at that time. There are 505,608 options outstanding from this plan as of September 30, 2020, and 661,858 options were outstanding as of December 31, 2019.

Stock Option Activity

During February 2019, two of the Company’s Directors surrendered 70,000 stock options and were issued 70,000 shares of Common Stock in exchange. The CEO of the Company was also issued 222,000 Restricted and Non-Trading shares of Common Stock.

On August 13, 2019, the Company’s Board of Directors consented the CEO to exercise options to purchase 93,750 Restricted and Non-Trading shares at $0.16 per share. The total exercise value was $15,000 and this reduced the loan payable to the CEO to $0.

On November 1, 2019, the Company’s Board of Directors consented the CEO to exercise options to purchase 239,938 Restricted and Non-Trading shares at $0.16 per share. The total exercise value was $38,390 and this reduced the accrued salary payable to the CEO by the same amount.

On January 14, 2020 the Company’s Board of Directors consented the CEO to exercise options to purchase 93,750 Restricted and Non-trading shares at $0.16 per share. The total exercise value was $15,000 and this reduced the accrued salary payable to the CEO by the same amount.

On March 6, 2020 the Company’s Board of Directors consented the CEO to exercise options to purchase 62,500 Restricted and Non-Trading shares at $0.16 per share. The total exercise value was $10,000 and this reduced the accrued salary payable to the CEO to $0.

The following table summarizes stock option activity under the Plans:

	Issued To	Expiration Date	No. of Days to Expiration	Exercise Price	Options
Outstanding, December 31, 2019	GLENN SIMPSON	4/6/2022	827	$0.16	661,858
Exercised	GLENN SIMPSON	4/6/2022	736	$0.16	(156,250)
Outstanding, September 30, 2020	GLENN SIMPSON	4/6/2022	645	$0.16	505,608
Exercisable, September 30, 2020	GLENN SIMPSON	4/6/2022	645	$0.16	505,608

During the nine months ended September 30, 2020 and 2019, compensation expense related to stock options was $0. As of September 30, 2020, there was no unrecognized compensation cost related to non-vested stock options.

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

As of September 30, 2020, accrued payroll of $30,972 was owed to the CEO and the Controller of the Company.

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

On May 27, 2020, the Company received grant proceeds in the amount of $2,000 under the Economic Injury Disaster Loan (“EIDL”) Program. This grant was recorded as other income during the second quarter of 2020. The EIDL program was created to assist businesses, renters and homeowners located in regions affected by declared disasters. The Company applied for the EIDL Emergency Advance which provides $1,000 per employee up to a maximum of $10,000.

The EIDL Advances are 100% forgivable as long as it is used for providing sick leave benefits to employees, maintaining payroll to retain employees, payments on mortgage, rent and utilities, increased costs to obtain materials from the applicants’ original source due to interrupted supply chains, and repaying obligations that cannot be met due to revenue losses. The Company’s use of the advance has met the criteria for forgiveness of the advance.

NOTE 8 – SUBSEQUENT EVENTS

On October 12, 2020, the Company applied for the loan forgiveness for the loan proceeds amounting $33,508 under the Paycheck Protection Program. The Company believes it has met the criteria for forgiveness and should receive that determination from the US Treasury this year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

●	Significant Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations — Analysis of our financial results comparing the nine months ended September 30, 2020 to September 30, 2019.

●	Results of Operations — Analysis of our financial results comparing the three months ended September 30, 2020 to September 30, 2019.

●	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements:

Use of Estimates — The financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Results of Operations

Nine Months Ended September 30, 2020 and 2019

Revenue

For the nine months ended September 30, 2020, the Company reported revenue of $1,450,587 an increase of $104,014 or 8% from revenue of $1,346,573 for the nine months ended September 30, 2019. The increase in revenue was due to higher demand for MOJO branded products. Cases sold for MOJO products in the first three quarters of 2020 increased by 26,521 compared to the same period in 2019.

Cost of Revenue

Cost of revenue includes finished goods purchase costs, production costs, raw material costs and freight in costs. Also included in cost of revenue are adjustments made to inventory carrying amounts, including markdowns to market.

For the nine months ended September 30, 2020, cost of revenue was $749,278 or 51.7% of revenue. For the nine months ended September 30, 2019, cost of revenue was $692,219 or 51.4% of revenue. The cost of revenue percentage was the same for both periods.

Operating Expenses

For the nine months ended September 30, 2020, operating expenses were $710,432 a decrease of $154,130 from operating expenses of $864,562 for the nine months ended September 30, 2019.

This decrease in operating expenses primarily due to lower compensation expenses coupled with lower marketing and selling expenses. Compensation expenses decreased by $108,339 compared to the same period last year. Marketing expenses decreased by $13,051 from the same period last year. Selling expenses were $333,314 for the nine months ended September 30, 2020 compared to $365,407 for the nine months ended September 30, 2019. This $32,093 decrease is attributable to the lower shipping expenses, broker fees and storage fees.

Net Income/(Loss)

For the nine months ended September 30, 2020, net loss was $6,903, a $203,305 improvement from net loss of $210,208 for the nine months ended September 30, 2019.

Three Months Ended September 30, 2020 and 2019

Revenue

For the three months ended September 30, 2020, the Company reported revenue of $572,620 an increase of $69,282 or 14% from revenue of $503,338 for the three months ended September 30, 2019. The increase in revenue was due to higher demand for MOJO branded products. Cases sold for MOJO products during the third quarter of 2020 increased by 22,719 compared to the same period in 2019.

Cost of Revenue

Cost of revenue includes finished goods purchase costs, production costs, raw material costs and freight in costs. Also included in cost of revenue are adjustments made to inventory carrying amounts, including markdowns to market.

For the three months ended September 30, 2020, cost of revenue was $302,817 or 53% of revenue. For the three months ended September 30, 2019, cost of revenue was $262,106 or 52% of revenue. The 1 percentage point increase was primarily due to higher purchase cost of inventory during the third quarter of 2020 compared to the same period last year.

Operating Expenses

For the three months ended September 30, 2020, operating expenses were $226,799 a decrease of $49,058 from operating expenses of $275,857 for the three months ended September 30, 2019.

This decrease in operating expenses primarily due to lower compensation and marketing expenses, offset with a slight increase in selling expenses. During the third quarter 2020, compensation expenses decreased by $48,048 from $120,080 for the quarter ended September 30, 2019. Marketing expenses also decreased by $4,578 compared to the same period last year. Selling expenses increased to $113,236 for the third quarter of 2020 from $111,177 during the third quarter 2019. This $2,058 increase is attributable to higher Amazon selling fees offset by lower broker fees.

Net Income/(Loss)

For the three months ended September 30, 2020, net income was $44,999, a $79,624 improvement from net loss of ($34,624) for the three months ended September 30, 2019.

Liquidity and Capital Resources

Liquidity

As of September 30, 2020, the Company had working capital of $300,143. Net cash used in operating activities was $54,751 for the nine months ended September 30, 2020, an increase of $36,636 compared to $17,934 net cash used for the nine months ended September 30, 2019. Net cash provided by financing activities was $30,258 for the nine months ended September 30, 2020 compared to net cash used in financing activities of $750 for the nine months ended September 30, 2019.

Working Capital Needs

Our working capital requirements increase as demand grows for our products. Should the Company require additional working capital in the next twelve months, it may seek to raise funds. Financing transactions could include the issuance of equity or debt securities or obtaining credit facilities. The Company has not required additional financing since February 2016.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of September 30, 2020

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	SEC Report Reference Number	Description
2.1	2.1	Agreement and Plan of Merger by and among Specialty Beverage and Supplement, Inc., SBSI Acquisition Corp. and MOJO Ventures, Inc. dated May 13, 2011 (1)
2.2	2.1	Split-Off Agreement, dated as of October 27, 2011, by and among MOJO Ventures, Inc., SBSI Acquisition Corp., MOJO Organics, Inc., and the Buyers party thereto (2)
3.1	3.1	Certificate of Incorporation of MOJO Shopping, Inc. (3)
3.2	3.1	Amendment to Certificate of Incorporation of MOJO Ventures, Inc. (4)
3.3	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Ventures, Inc. (5)
3.4	3.4	Articles of Merger (1)
3.5	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Organics, Inc. (9)
3.6	3.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (11)
3.7	3.1	Amended and Restated Bylaws of MOJO Ventures, Inc. (6)
3.8	3.8	Amendment No. 1 to Amended and Restated Bylaws of MOJO Organics, Inc. (13)
10.1	10.1	Form of Second Amended and Restated Restricted Stock Agreement (14)
10.2	10.6	2012 Long-Term Incentive Equity Plan (13)
10.3	10.7	Form of Stock Option Agreement under the 2012 Long-Term Incentive Equity Plan (13) †
10.4	10.8	Form of Indemnification Agreement with officers and directors (13)
10.5	10.1	Form of Promissory Note issued to OmniView Capital LLC and Paul Sweeney (11)
10.6	10.2	Advisor Agreement with OmniView Capital LLC (11)
10.7	10.3	Amended and Restated Securities Purchase Agreement (11)
10.8	10.4	Registration Rights Agreement (11)
10.9	10.5	Commitment letter executed by each of Glenn Simpson, Jeffrey Devlin and Richard Seet (11)
10.10	10.6	Amendment to Richard X. Seet Restricted Stock Agreement (11)
10.11	10.7	Letter Agreement relating to nominee right of OmniView Capital LLC (11)
10.12	10.1	Juice License Agreement between Chiquita Brands L.L.C. and MOJO Organics, Inc. dated as of August 15, 2012 (12)
10.13	10.17	Form of Subscription Agreement for 2013 Offering (13)
10.14	10.18	Employment Agreement dated March 1, 2013 between MOJO Organics, Inc. and Glenn Simpson (13) †
10.15	10.15	Form of Advisor Agreement (14)
10.16	10.16	Form of Restricted Stock Agreement, dated December 4, 2014, between MOJO Organics, Inc. and each of Glenn Simpson, Richard Seet, Jeffrey Devlin and Nicholas Giannuzzi. (14) †
10.17	10.17	Form of Restricted Stock Agreement, dated March 2014, between MOJO Organics, Inc. and each of Glenn Simpson, Richard Seet, Jeffrey Devlin, Peter Spinner and Marianne Vignone. (14) †
10.18	10.18	Form of Subscription Agreement for March 2014 Stock (with Warrants) Offering (14)
10.19	10.19	Form of Warrant (14)
10.20	10.20	Form of Subscription Agreement for March 2014 Stock Offering (14)
10.21	10.21	Form of Distribution Agreement
10.22	10.2	Form of Stock Option Agreement under the 2012 Long-Term Incentive Equity Plan, dated August 14, 2014, between MOJO Organics, Inc. and each of Glenn Simpson, Peter Spinner, Richard Seet, Jeffery Devlin and Marianne Vignone. (15)
10.23	10.3	Employment Agreement, dated August 12, 2014, between MOJO Organics, Inc. and Peter Spinner. (15)
10.24	10.1	Form of Restricted Stock Agreement, dated August 12, 2014, between MOJO organics, Inc. and Peter Spinner. (15)
10.25	10.25	Amended and Restated Employment Agreement by and between MOJO Organics, Inc. and Glenn Simpson dated June 15, 2015 (16)
10.26	10.26	Amended and Restated Employment Agreement by and between MOJO Organics, Inc. and Peter Spinner dated June 15, 2015 (16)
10.27	10.1	Letter Agreement by and between MOJO Organics Inc. and Peter Spinner dated December 15, 2015(18)
16.1	16.1	Letter from Liggett, Vogt & Webb, P.A. (16)
16.2	16.1	Letter from Cowan, Gunteski & Co., P.C. dated April 21, 2016 (19)
31.1	31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

** Filed previously

† Management compensatory plan, contract or arrangement.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the Securities and Exchange Commission (the “SEC”) on May 18, 2011.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on November 2, 2011.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 as an exhibit, numbered as indicated above, filed with the SEC on December 19, 2007.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on May 4, 2011.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on January 4, 2012.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on October 31, 2011.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on August 12, 2011.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on June 8, 2011.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on April 2, 2013.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as an exhibit, numbered as indicated above, filed with the SEC on June 25, 2013.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on February 1, 2013.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A as an exhibit, numbered as indicated above, filed with the SEC on February 7, 2013. Portions of the exhibit and/or related schedules or exhibits thereto have been omitted pursuant to a request for confidential treatment, which has been granted by the Commission.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 10-K as an exhibit, numbered as indicated above, filed with the SEC on September 24, 2013.

(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as an exhibit, numbered as indicated above, filed with the SEC on April 16, 2014.

(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-Q as an exhibit, numbered as indicated above, filed with the SEC on October 2, 2014.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on October 23, 2015.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on December 9, 2015.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on December 15, 2015.

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on April 19, 2016.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOJO ORGANICS, INC.

Dated: November 16, 2020	By:	/s/ Glenn Simpson
Glenn Simpson
Chief Executive Officer and Chairman
(Principal Executive and Principal Financial Officer)

