Form 10-K
period 2020-12-31
MOJO Organics, Inc.
filed 2021-02-22
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2020

OR

[  ] TRANSITION REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes[  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See the definitions of the “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and emerging growth company in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-Accelerated Filer	[ ]	Smaller reporting company	[X]
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of June 30, 2020 (the last day of the registrant’s most recently completed second quarter), the aggregate market value of the registrant’s common stock (based on its reported last sale price on such date of $0.109 per share) held by non-affiliates of the registrant was $1,966,263.

On February 22, 2021 there were 30,811,240 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

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

All references in this Annual Report on Form 10-K to “MOJO,” “MOJO Organics,” the “Company,” “we,” “us” or “our” mean MOJO Organics, Inc.

PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

MOJO Organics, Inc. (“MOJO” or the “Company”) is a Delaware corporation headquartered in Jersey City, NJ. The Company engages in new product development, production, marketing, distribution and sales of beverage brands that are natural, Non-GMO Project verified, and USDA Organic. The Company’s flagship product is MOJO Pure Coconut Water. In addition to Pure Coconut Water, the Company produces Sparkling Coconut Water, Coconut Water + Mango Juice, Coconut Water + Pineapple Juice and Pure Organic Coconut Water. We seek to grow the market share of our products by expanding our hybrid distribution network through the relationships and efforts of our management and third-party partners and improved broker network, and new products and packaging in 2021. The company predominantly packages its beverages in 100% recyclable, Eco-Friendly packaging that can be recycled infinite times and is not made from carbon oil-based packaging. The packaging has a very low impact on the environment, and does not contribute to landfills and the pollution of our bodies of water.

CURRENT OPERATIONS

Sales and Distribution

The Company’s flagship product is MOJO Pure Coconut Water. In addition to Pure Coconut Water, the Company produced Sparkling Coconut Water, Coconut Water + Mango Juice, Coconut Water + Pineapple Juice, and Pure Organic Coconut Water in 2020. We seek to grow the market share of our products by expanding our hybrid distribution network through the relationships and efforts of our management and third-party partners an improved broker network, and new products and packaging in 2021. The company packages its beverages in 100% recyclable, Eco-Friendly packaging that can be recycled infinite times and is not made from carbon oil-based packaging. The packaging has a very low impact on the environment, and does not contribute to landfills and the pollution of our bodies of water.

Production

The Company has multiple sources for its production. The Company’s fruit sources are of high quality. The fruit is part of the overall taste and quality of our products. Currently, the Company has multiple production facilities that it could source products from, each of the facilities could supply our forecasted demand for 2021.

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

Employees

As of December 31, 2020, the Company had two employees. The Company also uses the services of contractors, consultants and other third-parties. We contract with food brokers to represent our products to specific specialized sales channels. We utilize the services of direct sales and distribution companies that deliver and sell our products to their customers. We contract with manufacturing facilities to produce our products and outsource the storage and transportation of our products.

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

We use independent bottlers for the production of our products. Accordingly, we are dependent on the bottlers and their ability to meet production demands and to achieve product quality. We play an active roll in the production of our beverages, which includes but is not limited to developing our formulations, maintaining control over the labeling and packaging of our beverages, independent Underwriters Laboratories testing of our products for safety, and packaging and function of our packaging and correct FDA labeling. We also review and monitor the safety certifications of the factories including their status with the United States Food and Drug Administration. We also inspect the warehouses that our products are stored in, and monitor the trucking companies that deliver our goods.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company maintains office space in Jersey City, NJ. The initial lease agreement was for the period March 1, 2019 to February 29, 2020 and was renewed for one year under the same terms. In April 2020, the Company was given a 50% discount on the rent for April and May 2020 as well as an optional lease extension for an additional three months under the same terms. The base rent under this agreement is $2,343 per month, and expires May 31, 2021. Lease expense amounted to $25,773 and $27,648 for the twelve months ended December 31, 2020 and 2019 respectively. The security deposit for the lease agreement is $4,518 and the lease expires on May 31, 2021.

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

For the period January 1, 2019 to December 31, 2020, the following table sets forth the high and low closing bid prices by quarter, based upon information obtained from inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:

	High	Low
First Quarter 2020	$0.29	$0.06
Second Quarter 2020	$0.20	$0.07
Third Quarter 2020	$0.17	$0.06
Fourth Quarter 2020	$0.19	$0.07

First Quarter 2019	$0.20	$0.10
Second Quarter 2019	$0.45	$0.13
Third Quarter 2019	$0.27	$0.03
Fourth Quarter 2019	$0.32	$0.07

Holders

As of December 31, 2020, there were 30,610,240 shares of Common Stock issued and outstanding held by 944 shareholders of record.

Dividends

The Company has not declared a cash dividend with respect to its Common Stock. Future payment of dividends is within the discretion of the Board of Directors and will depend on earnings, capital requirements, financial condition and other relevant factors.

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

There were no sales of unregistered securities during the years ended December 31, 2020 and 2019.

Issuer Purchases of Equity Securities

On January 23, 2020, the Company repurchased 25,000 shares of MOJO Restricted Common Stock from shareholders at a cost of $5,250 with an average purchase price of $0.21. The shares were cancelled.

On December10, 2020, the Company repurchased 100,000 shares of MOJO Restricted Common Stock from shareholders at a cost of $9,800 with an average purchase price of $0.098. The shares were cancelled.

Equity Compensation Plans

2012 Incentive Plan

On February 18, 2019, the Company’s Board of Directors signed an unanimous consent to terminate the 2012 Incentive Plan, and it was resolved further that 70,000 options to purchase shares of Common Stock be converted into 70,000 shares of non-trading, restricted Common Stock. It also consented the CEO of the Company to exercise options to purchase 222,000 Restricted and Non-Trading shares of Common Stock at $0.255 per share. The total exercise price was $56,610 and this reduced the loan payable to the CEO by the same amount. There are no options outstanding from this plan as of December 31, 2020 and December 31, 2019.

2015 Incentive Plan

The 2015 Incentive Plan was terminated by the Board of Directors on January 24, 2019. The 2015 Incentive Plan provided the Company with the ability to issue stock options, stock awards and/or restricted stock purchase offers for up to an aggregate of 1,500,000 shares of Common Stock. There are 505,608 options outstanding from this plan as of December 31, 2020, and 661,858 options were outstanding as of December 31, 2019.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

●	Significant Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations — Analysis of our financial results comparing the year ended December 31, 2020 to 2019.

●	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

This report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this annual report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

Recent Accounting Pronouncements

In March 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2019-01, “Leases (Topic 842): Codification Improvements”. The ASC aims to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing essential information about leasing transactions. The Company has assessed that this pronouncement had no impact on the financial statements.

Results of Operations

Years Ended December 31, 2020 and 2019

Revenue

For the year ended December 31, 2020, the Company reported revenue of $1,741,919 a decrease of $1,103 from revenue of $1,743,021 for the year ended December 31, 2019. The decrease in revenue was due to the COVID-19 pandemic which caused several channels of our business to be shut down.

Cost of Revenue

Cost of revenue includes finished goods purchase costs, production costs, raw material costs and freight in costs. Also included in cost of revenue are adjustments made to inventory carrying amounts, including markdowns to market.

For the twelve months ended December 31, 2020, cost of revenue was $917,639 or 53% of revenue. For the twelve months ended December 31, 2019, cost of revenue was $908,408 or 52% of revenue. The 1% increase in cost of revenue was due to the packaging costs updates for old products and also for new products launched in 2020.

Operating Expenses

For the year ended December 31, 2020, the selling, general and administrative expenses was $910,218 a decrease of $221,594 from the year ended December 31, 2019 of $1,131,812.

This decrease in operating expenses was primarily due to lower compensation expenses coupled with lower marketing and selling expenses. Compensation expenses decreased by $145,036 compared to the same period last year. Marketing expenses decreased by $15,070 from the same period last year. Selling expenses were $428,110 for the year ended December 31, 2020 compared to $465,864 for the year ended December 31, 2019. This $37,754 decrease is attributable to the lower shipping expenses, broker fees and storage fees.

Net Income/(Loss)

For the year ended December 31, 2020, the net loss was ($83,719), a $213,980 improvement from a net loss of ($297,699) for the year ended December 31, 2019.

Liquidity and Capital Resources

Liquidity

As of December 31, 2020, the Company had working capital of $249,913. Net cash used in operating activities was $26,203 for the year ended December 31, 2019, compared to net cash provided by operating activities for the year ended December 31, 2019 of $32,196. Net cash used in financing activities to repurchase 125,000 MOJO Restricted Common Stock at an average stock price of $0.1204 was $15,050 for the year ended December 31, 2020 compared to $750 for the year ended December 31, 2019.

Working Capital Needs

Our working capital requirements increase as demand grows for our products. During 2020 and 2019, the Company did not require additional funding. If the Company requires additional working capital during the next twelve months, it may seek to raise additional funds. Financing transactions may include the issuance of equity, debt securities and obtaining credit facilities.

OFF BALANCE SHEET ARRANGEMENTS

The Company had no off balance sheet arrangements as of December 31, 2020.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

The audited financial statements are included beginning immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 18, 2020, the Company advised MSPC Certified Public Accountants and Advisors (MSPC) that it was dismissed as the Company’s independent registered public accounting firm. The decision to dismiss MSPC as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on November 18, 2020. On November 18, 2020, the Company engaged Boyle CPA, LLC as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2020. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICER, AND CORPORATE GOVERNANCE

Executive Officer and Directors

Below are the names and certain information regarding our current executive officer and directors:

Name	Age	Title	Appointed
Glenn Simpson	68	Chairman and CEO	October 27, 2011
Jeffrey Devlin	73	Director	January 27, 2012

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

Jeffrey Devlin has served on the Board of Directors of the Company since January 2012. Mr. Devlin has over 35 years of advertising and business development experience. Mr. Devlin currently serves as Chief Marketing Officer – Government, Advertising and Commerce at Deloitte Consulting LLP. He has held various other executive and creative positions over the course of his advertising career, including launching the introduction of Diet Coke for The Coca-Cola Company. Mr. Devlin currently serves on the board of directors of a number of private organizations, as well as on the board of directors of Location Based Technologies, Inc., a publicly traded company. Mr. Devlin received a Bachelor’s degree from Bethel University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act of 1934, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash only rights) and any changes in that ownership with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2020 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or earned by each of our named executive officers (as defined under SEC rules).

Name and Principal Position	Year	Salary		Total
Glenn Simpson	2020	$164,788	(1)	$164,788
Chairman and CEO	2019	$218,120	(1)	$218,120

The Summary Compensation Table omits columns for Option Awards, Non-Equity Incentive Plan Compensation, Non-Qualified Deferred Compensation Earnings and All Other Compensation as no such amounts were paid to the named executive officers during the fiscal years ended December 31, 2020 or 2019.

(1) Pursuant his employment agreement (the “Simpson Agreement”), Mr. Simpson will be paid a salary of $5,000 per month in cash and the Company is obligated to grant Mr. Simpson 67,000 shares of non-trading, restricted Common Stock per month. Pursuant to this agreement, Mr. Simpson is also entitled to an annual bonus comprised of cash and non-trading, restricted Common shares based on performance goals established by the Board of Directors of the Company. The cash bonus is established at $44,400 per year. The stock bonus is set at 200,000 shares of non-trading, restricted Common Stock per year through March 31, 2025 based upon revenue performance goals. The revenue goals range from $900,000 to $19,200,000 per year. The bonus awards are accelerated should revenue exceed the annual target amounts.

During the twelve months ended December 31, 2020, 804,000 shares of Non-trading, Restricted Common Stock were issued to the CEO for the stock portion of his compensation. During the first quarter of 2020, Mr. Simpson exercised stock options to purchase 156,250 non-trading, restricted shares at $0.16 per share and the total exercise price of $25,000 reduced the accrued salary owed to him. He was paid in cash for the second and fourth quarters, and for the month of September. Mr. Simpson received 108,696 non-trading, restricted shares in lieu of cash payments.

During 2019, Mr. Simpson exercised stock options to purchase 555,688 non-trading, restricted shares at an average price of $0.198 per share for a total of $110,000. The total exercise price reduced the accrued salary owed to him by $95,000 and reduced a non-interest loan payable to the CEO by 15,000. He was owed $10,000 as of December 31, 2019 for the cash portion of his salary.

Mr. Simpson’s employment agreement is the only executive employment agreement in effect as of December 31, 2020.

The Company has no other plans in place and has never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Employment Agreements

The “Simpson Agreement” is the only employment agreement in effect as of December 31, 2020. See discussion above.

Outstanding Option Awards at December 31

The following table sets forth information regarding stock options held by executive officers at December 31.

		Common stock underlying	Option awards
Name	Year	exercisable options	Expiration date	Exercise price
Glenn Simpson	2020	505,608	4/6/2022	$0.16
	2019	661,858	4/6/2022	$0.16

Option Exercises in 2019 and 2020

On February 25, 2019, Mr. Simpson exercised options to purchase 222,000 shares of Non-Trading, Restricted, Common Stock at $0.255 per share and the accrued payroll owed to him was reduced by $56,610. On the same date, two directors who had 35,000 options each were issued a total of 70,000 shares of Non-Trading, Restricted, Common Stock following the resolution to terminate the 2012 Incentive Plan.

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

On January 14, 2020, Mr. Simpson exercised options to purchase 93,750 Restricted and Non-trading shares at $0.16 per share. The total exercise value was $15,000 and this reduced the accrued salary payable to the CEO by the same amount.

On March 6, 2020, Mr. Simpson exercised options to purchase 62,500 Restricted and Non-Trading shares at $0.16 per share. The total exercise value was $10,000 and this reduced the accrued salary payable to the CEO to $0.

Director Compensation

The non-employee directors did not receive cash compensation for serving as such, for serving on committees (if any) of the Board of Directors or for special assignments. Board members are not reimbursed for expenses incurred in connection with attending meetings. During the year ended December 31, 2020, there were no arrangements that resulted in our making payments to any of our non-employee directors for any services provided to us by them as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock known by us as of December 31, 2020 by:

●	each director;
●	each named executive officer; and
●	all directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our Common Stock owned by them, except to the extent such power may be shared with a spouse.

Name	Shares	Options	Strike Price	Expiration Date	Percent of Common Stock including Options (1)
Glenn Simpson	11,788,176				39%
Glenn Simpson		505,608	$0.16	4/6/2022	1%
Total – Glenn Simpson	11,788,176	505,608			40%
Chairman and CEO
Diane Cudia	390,000				1%
Corporate Controller
Jeffrey Devlin	492,953				2%
Director
All Officers and Directors as a group (3 persons)	12,671,129	505,608			43%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2020 are deemed outstanding for computing the percentage of the person holding such option but are not deemed outstanding for computing the percentage of any other person.

Securities Authorized For Issuance Under Equity Compensation Plans

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

There are no options outstanding from this plan as of December 31, 2020 and December 31, 2019.

2015 Incentive Plan

The 2015 Incentive Plan was terminated by the Board of Directors on January 24, 2019. The 2015 Incentive Plan provided the Company with the ability to issue stock options, stock awards and/or restricted stock purchase offers for up to an aggregate of 1,500,000 shares of Common Stock.

There are 505,608 options outstanding from this plan as of December 31, 2020, and 661,858 options were outstanding as of December 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below and in this Form 10-K, there have been no transactions, since January 1, 2020, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at yearend for the last two completed fiscal years and in which any of our directors, executive officers or beneficial holders of more than 5% of our outstanding Common Stock, or any of their respective immediate family members, has had or will have any direct or material indirect interest.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

On November 18, 2020, MSPC, Certified Public Accountants and Advisors, a Professional Corporation (“MSPC”) was dismissed as the Company’s independent public accounting firm. As of November 18, 2020, the Company engaged Boyle CPA LLC, Certified Public Accountants and Consultants (“Boyle CPA) as its new independent registered public accounting firm.

The aggregate fees billed to the Company for services rendered in connection with the years ended December 31, 2020 and 2019 are set forth in the table below:

Fee Category	2020	2019
Fees for quarterly review - MSPC	$24,750	$24,750
Fees for annual audit -MSPC	-	30,750
Consent fee to use prior year report - MSPC	5,000
Fees for annual audit - Boyle CPA	23,000	-
Total Audit Fees	$52,750	$55,500

Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

Consent fees consist of fees incurred for yearend the use of the 2019 audit report by the previous auditor. All audit consent fees represent fees billed by MSPC.

Audit Committee’s Pre-Approval Practice

We do not have an audit committee. Our board of directors has approved the services described above.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

The financial statements of MOJO Organics, Inc. are listed on the Index to Financial Statements on this annual report on Form 10-K beginning on page F-1.

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description
3.1	3.1	Certificate of Incorporation of MOJO Shopping, Inc. (3)
3.2	3.1	Amendment to Certificate of Incorporation of MOJO Ventures, Inc. (4)
3.3	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Ventures, Inc. (5)
3.4	3.4	Articles of Merger (1)
3.5	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Organics, Inc. (9)
3.6	3.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (11)
3.7	3.1	Amended and Restated Bylaws of MOJO Ventures, Inc. (6)
3.8	3.8	Amendment No. 1 to Amended and Restated Bylaws of MOJO Organics, Inc. (13)
16.1	16.1	Letter from MSPC Certified Public Accountants and Advisors, P.C. (16)
31.1	31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

** Filed previously

† Management compensatory plan, contract or arrangement.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the Securities and Exchange Commission (the “SEC”) on May 18, 2011.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on November 2, 2011.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 as an exhibit, numbered as indicated above, filed with the SEC on December 19, 2007.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on May 4, 2011.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on January 4, 2012.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on October 31, 2011.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on August 12, 2011.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on June 8, 2011.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on April 2, 2013.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as an exhibit, numbered as indicated above, filed with the SEC on June 25, 2013.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on February 1, 2013.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A as an exhibit, numbered as indicated above, filed with the SEC on February 7, 2013. Portions of the exhibit and/or related schedules or exhibits thereto have been omitted pursuant to a request for confidential treatment, which has been granted by the Commission.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 10-K as an exhibit, numbered as indicated above, filed with the SEC on September 24, 2013.

(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as an exhibit, numbered as indicated above, filed with the SEC on April 16, 2014.

(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-Q as an exhibit, numbered as indicated above, filed with the SEC on October 2, 2014.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on October 23, 2015.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on December 9, 2015.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on December 15, 2015.

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on April 19, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOJO ORGANICS, INC.

Dated: February 22, 2021	By:	/s/ Glenn Simpson
Glenn Simpson, Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Glenn Simpson	Director, Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)	February 22, 2021
Glenn Simpson

/s/ Diane Cudia	Corporate Controller (Principal Accounting Officer)	February 22, 2021
Diane Cudia

PART IV - FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of MOJO Organics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of MOJO Organics, Inc. (the “Company”) as of December 31, 2020, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventory Valuation

At December 31, 2020, the Company’s inventory balance was $174,171. As described in Note 2 to the financial statements, inventories, consisting solely of finished goods, are stated at the lower of cost (first-in, first-out method) or net realizable value. If necessary, the Company provides allowances to adjust the carrying value of its inventories to net realizable value when the net realizable value is below cost. At December 31, 2020, there were no such adjustments to inventory.

Our audit procedures included testing the reasonableness of management’s key assumptions and judgments used to determine the inventory valuation. For instance, we confirmed the units held at an independent warehouse, for selected purchases we vouched the unit costs to supplier invoices, we compared the quantities and carrying value of on-hand inventories to related unit sales, and we reviewed historic inventory turnover.

Stock Issued for Services

During the year ended December 31, 2020, the Company recognized $177,322 in expenses related to stock issued for services. As discussed in Notes 3 and 4, the Company has issued stock to Management under an employment agreement and periodically issued other shares for services. Shares issued for services are recorded at their fair value on their measurement dates based upon prices on OTC markets.

Our audit procedures to evaluate the appropriateness and accuracy of the accounting and fair value determined by management included reviewing the agreements and selected documentation supporting the issuances as well as recomputing the valuations made by Management by examining the prices from third party sources.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2020.

Bayville, NJ
February 22, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and directors of

MOJO Organics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of MOJO Organics, Inc. (the “Company”) as of December 31, 2019, the related statements of operations, changes in stockholders’ equity/deficit, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MSPC
Certified Public Accountants and Advisors,
A Professional Corporation

We began serving as the Company’s auditor in 2016. In 2020, we became the predecessor auditor.

Cranford, New Jersey

March 30, 2020

MOJO ORGANICS, INC.

Statements of Operations

For the Years Ended December 31, 2020 and 2019

	2020	2019
Revenue	$1,741,919	$1,743,021
Cost of Revenue	917,639	908,408
Gross Profit	824,279	834,613

Operating Expenses
Selling, general and administrative	910,218	1,131,812
Loss from Operations	(85,938)	(297,699)
Other Income	2,219	-
Loss Before Provision for Income Taxes	(83,719)	(297,699)
Provision for Income Taxes	-	-
Net Loss	$(83,719)	$(297,699)
Net loss per common share, basic and diluted	$0.00	(0.01)
Weighted average number of common shares outstanding, basic and diluted	30,037,847	28,621,683

The accompanying notes are an integral part of these financial statements.

MOJO ORGANICS, INC.

Balance Sheets

As of December 31, 2020 and 2019

	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,233	$55,978
Accounts receivable, net	73,562	75,087
Inventory	174,171	175,719
Supplier deposits	24,000	11,539
Prepaid expenses	15,104	14,767
Security deposit	4,518	4,518
Total Current Assets	$341,588	$337,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$56,167	$140,854
Accrued payroll to related parties	-	25,394
SBA Loans	35,508	-
Total Current Liabilities	91,675	166,248

STOCKHOLDERS’ EQUITY
Common stock, 190,000,000 shares authorized at $0.001 par value, 30,610,240 and 29,351,294 shares issued and outstanding, at December 31, 2020 and December 31, 2019, respectively	30,611	29,352
Additional paid in capital	23,649,639	23,488,626
Accumulated deficit	(23,439,337)	(23,346,618)
Total Stockholders’ Equity	249,913	171,360
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$341,588	$337,608

The accompanying notes are an integral part of these financial statements.

MOJO ORGANICS, INC.

Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2020 and 2019

	Common Stock		Additional Paid-In	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2019	27,825,773	$27,826	23,190,882	$(23,048,919)	$169,789
Stock issued to Directors and employees	1,529,688	1,530	298,490	-	300,020
Stock retired to treasury	(4,167)	(4)	(746)	-	(750)
Net Loss	-	-	-	(297,699)	(297,699)
Balance, December 31, 2019	29,351,294	$29,352	23,488,626	$(23,346,618)	$171,360
Stock issued to Directors and employees	1,383,946	1,384	175,938	-	177,322
Stock retired to treasury	(125,000)	(125)	(14,925)	-	(15,050)
Net Loss	-	-	-	(83,719)	(83,719)
Balance, December 31, 2020	30,610,240	$30,611	$23,649,639	$(23,430,336)	$249,913

The accompanying notes are an integral part of these financial statements.

MOJO ORGANICS, INC.

Statements of Cash Flows

For the Years Ended December 31, 2020 and 2019

	2020	2019
Cash flows from operating activities:
Net loss	$(83,719)	$(297,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock and warrants issued to directors and employees	177,322	300,020

Changes in assets and liabilities:
Decrease in accounts receivable	1,525	53,254
Decrease/(Increase) in inventory	1,548	(16,189)
Increase in supplier deposits	(12,461)	(11,539)
Increase in prepaid expenses	(337)	(6,968)
(Decrease)/Increase in accounts payable and accrued expenses	(84,687)	30,923
Decrease in accrued payroll to officers	(25,394)	(19,606)
Net cash (used in)/provided by operating activities	(26,203)	32,196
Net cash provided by/ (used in) financing activities:
Proceeds from SBA Loan	35,508	-
Shares repurchased for cancellation	(15,050)	(750)
Net cash provided by/ (used in) financing activities	20,458	(750)

Net (decrease)/increase in cash and cash equivalents	(5,745)	31,947
Cash and cash equivalents at beginning of period	55,978	24,031
Cash and cash equivalents at end of periods	$50,233	$55,978

Summary of non-cash investing and financing activity: During the twelve-month period ended December 31, 2020 the Company issued a total of 1,383,946 Restricted and Non-Trading shares with an implied value of $177,322 to directors and officers to settle obligations payable.

The accompanying notes are an integral part of these financial statements.

MOJO ORGANICS, INC.

Notes to Financial Statements

December 31 2020 and 2019

NOTE 1 – BUSINESS

Overview

MOJO Organics, Inc. (“MOJO” or the “Company”) is a Delaware Corporation headquartered in Jersey City, NJ. The Company engages in new product development, production, marketing, distribution and sales of beverage brands that are Non-GMO Project Verified.

The Company’s flagship product is MOJO Pure Coconut Water. In addition to Pure Coconut Water, the Company produces Sparkling Coconut Water, Coconut Water + Mango Juice, Coconut Water + Pineapple Juice and Pure Organic Coconut Water. We seek to grow the market share of our products by expanding our hybrid distribution network through the relationships and efforts of our management and third-party partners and improved broker network, and new products and packaging in 2021. The company predominantly packages its beverages in 100% recyclable, Eco-Friendly packaging that can be recycled infinite times and is not made from carbon oil-based packaging. The packaging has a very low impact on the environment, and does not contribute to landfills and the pollution of our bodies of water.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents include investment instruments and time deposits purchased with a maturity of three months or less. As of December 31, 2020, and December 31, 2019, the Company did not have any cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of December 31, 2020 and 2019 was zero.

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

The following potentially dilutive securities have been excluded from the computation of weighted average shares outstanding as they would have had an anti-dilutive impact on the Company’s net income/(loss) per common share:

		Expiration	Days to	Exercise	As of December 31,
	Issued To	Date	Expiration	Price	2020	2019
Shares underlying options outstanding	Glenn Simpson	4/6/2022	461	$0.16	505,608	661,858

Income Taxes

The Net Operating Loss Carryforwards for federal taxes was $4,637,871 at December 31, 2020 and $5,008,013 for the State of New Jersey. The Deferred Tax Assets for federal taxes was $973,953 at December 31, 2020 and $451,721 for the State of New Jersey. The total Deferred Tax Assets was $1,424,674 at December 31, 2020. The Deferred Tax assets have been fully reserved by valuation allowances beyond that portion which is expected to offset current taxes. As of December 31, 2020, the Company’s Federal income tax payable would be $12,477 and State Income Tax payable would be $5,347 if this had not been offset by the deferred tax assets.

The Company provides for income taxes using the asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company did not have a deferred tax liability at December 31, 2020 and December 31, 2019.

As of December 31, 2020, and December 31, 2019, the Company had no accrued interest or penalties because there were none. The Company had no Federal or State tax examinations in the past nor does it have any at the current time.

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

Employment Agreements

On April 6, 2017, the Company entered into an Amended and Restated Employment Agreement with Mr. Glenn Simpson (the “Simpson Agreement”), the Company’s Chairman and Chief Executive Officer (the “CEO”). The Simpson Agreement was effective April 1, 2017 and has an eight-year term.

Pursuant to the Simpson Agreement dated April 6, 2017, Mr. Simpson will be paid a salary of $5,000 per month in cash and the Company is obligated to grant 67,000 shares of non-trading, restricted Common Stock per month. Additionally, Mr. Simpson is entitled to an annual bonus comprised of cash and non-trading, restricted Common Stock based on the achievement of performance goals established by the Board of Directors of the Company and set forth in the Simpson Agreement. The cash bonus is established at $44,400 per year. The stock bonus is set at 200,000 shares of non-trading, restricted Common Stock per year through March 31, 2025 based upon achieving revenue performance goals. The revenue goals range from $900,000 to $19,200,000 per year. The bonus awards are accelerated when revenues exceed the annual target amounts.

During the twelve months ended December 31, 2020, the CEO was issued 804,000 Restricted and Non-Trading shares of Common Stock under the terms of the Simpson Agreement for the stock portion of his annual compensation. Refer to Note 4 – Restricted Stock Issuances.

During the first quarter of 2020, Mr. Simpson exercised stock options to purchase 156,250 non-trading, restricted shares at $0.16 per share and the total exercise price of $25,000 reduced the accrued salary owed to him. Refer to Note 4 for the explanation of the conversions. He was paid in cash for the second and fourth quarters, and for the month of September. Mr. Simpson received 108,696 non-trading, restricted shares in lieu of cash payments.

The “Simpson Agreement” is the only executive employment agreement in effect as of December 31, 2020.

The Company has no other plans in place and has never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Lease Commitment

The Company maintains office space in Jersey City, NJ. The initial lease agreement was for the period March 1, 2019 to February 29, 2020 and was renewed for one year under the same terms. In April 2020, the Company was given a 50% discount on the rent for April and May 2020 as well as an optional lease extension for an additional three months under the same terms. The base rent under this agreement is $2,343 per month, and expires May 31, 2021. Lease expense amounted to $25,773 and $27,648 for the year ended December 31, 2020 and 2019 respectively. The security deposit for the lease agreement is $4,518 and the lease expires on May 31, 2021.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has authorized 190,000,000 shares of Common Stock having a par value of $0.001. On February 4, 2019, the Company, by a vote of its majority shareholders, cancelled the authorization for the issuance of up to 10,000,000 shares of preferred stock. There were no shares of preferred stock issued or outstanding prior to this change.

Restricted Stock Issuances

During the year ended December 31, 2020, 1,383,946 shares of Restricted and Non-Trading Common Stock were issued to Directors and Officers of the Company. These shares have full voting rights but are restricted for sale or transfer. The CEO exercised options to purchase 156,250 shares at $0.16 per share for a total exercise price of $25,000 which reduced the accrued salary payable to the CEO by the same amount.

The CEO was also issued 804,000 shares of Restricted and Non-Trading Common Stock for the stock portion of his annual salary. A Director was issued 90,000 shares of non-trading, restricted Common stock as an award for continuing to serve as a Director of the Company. The Corporate Controller was also issued 225,000 shares of non-trading, restricted Common stock for her annual stock bonus. The value of these shares was recorded as a component of compensation expense.

On December 8, 2020 the Company’s Board of Directors signed a unanimous consent to convert Mr. Simpson’s accrued salary payable for the months of July and August amounting $10,000 to 108,696 non-trading, restricted shares in lieu of cash payments. This reduced the salary payable to the CEO by the same amount.

Advisory Services

On October 3, 2013, the Company entered into an agreement for strategic business advisory services, public relations services and investor relations services with Ian Thompson from Carricklee House, Strabane, Northern Ireland.

In connection with this agreement, the Company issued 167,204 shares of restricted Common Stock and recorded consulting fees of $501,612 during 2013, which was the fair market value of the stock on the date of issue. The stock is vested; however, it is restricted from trading. Ian Thompson was also issued 200,000 shares of restricted Common Stock, which was to vest quarterly based upon the Company reaching certain market capitalization and revenue goals, in addition to providing the above services, with the last tranche vesting on June 30, 2014. Consulting fees amounting to $105,000 and $280,000 were recorded in 2014 and 2013, respectively, related to the 200,000 shares of Common Stock. Throughout the term of the agreement, the Company requested that Ian Thompson to render performance under the agreement and to provide evidence of same. Ian Thompson failed to perform in all material respects under the terms of the agreement and refused to provide evidence.

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

On December 10, 2020 the Company purchased 100,000 shares of its restricted common stock from one shareholder for cancellation. The Company paid $9,800 or $0.098 per share which was the average market price for its traded shares during the period. The shares were cancelled and are available for reissuance.

NOTE 5 – STOCK OPTIONS

2012 Incentive Plan

On February 18, 2019, the Company’s Board of Directors signed an unanimous consent to terminate the 2012 Incentive Plan, and it was resolved further that 70,000 options to purchase shares of Common Stock be converted into 70,000 shares of non-trading, restricted Common Stock. It also consented the CEO of the Company to exercise options to purchase 222,000 Restricted and Non-Trading shares of Common Stock at $0.255 per share. The total exercise price was $56,610 and this reduced the loan payable to the CEO by the same amount. There are no options outstanding from this plan as of December 31, 2020 and December 31, 2019.

2015 Incentive Plan

The 2015 Incentive Plan was terminated by the Board of Directors on January 24, 2019. The 2015 Incentive Plan provided the Company with the ability to issue stock options, stock awards and/or restricted stock purchase offers for up to an aggregate of 1,500,000 shares of Common Stock. There are 505,608 options outstanding from this plan as of December 31, 2020, and 661,858 options were outstanding as of December 31, 2019.

Stock Option Activity

On February 25, 2019, Mr. Simpson exercised options to purchase 222,000 shares of Non-Trading, Restricted, Common Stock at $0.255 per share and the accrued payroll owed to him was reduced by $56,610. On the same date, two directors who had 35,000 options each were issued a total of 70,000 shares of non-trading, restricted Common Stock following the resolution to terminate the 2012 Incentive Plan.

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

On January 14, 2020, Mr. Simpson exercised options to purchase 93,750 Restricted and Non-trading shares at $0.16 per share. The total exercise value was $15,000 and this reduced the accrued salary payable to the CEO by the same amount.

On March 6, 2020, Mr. Simpson exercised options to purchase 62,500 Restricted and Non-Trading shares at $0.16 per share. The total exercise value was $10,000 and this reduced the accrued salary payable to the CEO to $0.

The following table summarizes stock option activity under the Plans:

	Issued To	Expiration Date	Days to Expiration	Exercise Price	Options
Outstanding, December 31, 2019	Glenn Simpson	4/6/2022	827	$0.16	661,858
Exercised	Glenn Simpson	4/6/2022	736	$0.16	(156,250)
Outstanding, December 31, 2020	Glenn Simpson	4/6/2022	461	$0.16	505,608
Exercisable, December 31, 2020	Glenn Simpson	4/6/2022	461	$0.16	505,608

During the years ended December 31, 2020 and 2019, compensation expense related to stock options was $0. As of December 31, 2020, there was no unrecognized compensation cost related to non-vested stock options.

NOTE 6 – CONCENTRATIONS

Major Customers

During the year ended December 31, 2020, the Company had three customers that accounted for 80% of revenue. The increase in the concentration percentage is due to the shut down of customers that were affected by the COVID-19 mandated closures. Accounts receivable at December 31, 2020 from these three customers amounted to $45,193. For the year ended December 31, 2019, there were two major customers accounting for 48% of total revenue.

Major Suppliers

During the year ended December 31, 2020, the Company purchased its inventory from two suppliers. The Company has established relationships with other suppliers which management believes could meet its needs on similar terms. Accounts payable at December 31, 2020 to both suppliers was $20,672.

NOTE 8 – RELATED PARTY TRANSACTIONS

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

NOTE 9 – SBA LOANS “CARES ACT”

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

On December 18, 2020, the Company applied for the loan forgiveness for the loan proceeds amounting $35,508 under the Paycheck Protection Program. The Company believes it has met the criteria for forgiveness and should receive that determination from the US Treasury.

NOTE 10 – SUBSEQUENT EVENTS

The Company received the loan forgiveness decision from the SBA in January 2021. The full amount of the loan proceeds amounting $35,508 was forgiven.

