Form 10-Q
period 2021-03-31
MOJO Organics, Inc.
filed 2021-05-11
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

On March 31, 2021, there were 30,904,990 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

MOJO ORGANICS, INC.

Condensed Balance Sheets (Unaudited)

As of March 31, 2021 and December 31, 2020

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,647	$50,233
Accounts receivable, net	93,571	73,562
Inventory	262,631	174,171
Supplier deposits	57,000	24,000
Prepaid expenses	10,366	15,104
Security deposit	4,518	4,518
Total Current Assets	$459,733	$341,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$138,116	56,167
Accrued payroll to related parties	8,886	-
SBA Loans	-	35,508
Total Current Liabilities	147,002	91,675

STOCKHOLDERS’ EQUITY
Common stock, 190,000,000 shares authorized at $0.001 par value, 30,904,990 and 30,610,240 shares issued and outstanding, at March 31, 2021 and December 31, 2020, respectively	30,905	30,610
Additional paid in capital	23,699,520	23,649,640
Accumulated deficit	(23,417,694)	(23,430,337)
Total Stockholders’ Equity	312,731	249,913
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$459,733	$341,588

The accompanying notes are an integral part of these financial statements.

MOJO ORGANICS, INC.

Condensed Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2021 and 2020

	2021	2020
Revenue	$403,766	$440,090
Cost of Revenue	208,401	237,050
Gross Profit	195,365	203,040

Operating Expenses
Selling, general and administrative	218,230	259,653
Loss from Operations	(22,865)	(56,613)
Other Income	35,508	-
Income/(Loss) Before Provision for Income Taxes	12,643	(56,613)
Provision for Income Taxes	-
Net Income/(Loss)	$12,643	$(56,613)
Net Income/(Loss) per common share, basic and diluted	$0.00	$(0.00)
Weighted average number of common shares outstanding, basic and diluted	30,809,598	29,536,229

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.

Condensed Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2021 and 2020

	2021	2020
Cash flows from operating activities:
Net income/(loss)	$12,643	$(56,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued to directors and employees	50,175	74,540
SBA Loan Forgiveness	(35,508)	-
Changes in assets and liabilities:
Increase in accounts receivable	(20,009)	(16,973)
Increase in inventory	(88,460)	(5,683)
(Increase)/decrease in supplier deposits	(33,000)	172
Decrease in prepaid expenses	4,738	3,602
Increase in accounts payable and accrued expenses	81,949	5,041
Increase/(decrease) in accrued payroll to officers	8,886	(3,750)
Net cash (used in)/provided by operating activities	(18,586)	335

Net cash provided by/ (used in) financing activities:
Shares repurchased for cancellation	-	(5,250)
Net cash provided by/ (used in) financing activities	-	(5,250)

Net (decrease)/increase in cash and cash equivalents	(18,586)	(4,915)
Cash and cash equivalents at beginning of period	50,233	55,978
Cash and cash equivalents at end of periods	$31,647	51,063

Summary of non-cash investing and financing activity: During the three-month period ended March 31, 2021 the Company issued a total of 294,750 Restricted and Non-Trading shares with an implied value of $50,175 to directors and officers to settle obligations payable.

The accompanying notes are an integral part of these financial statements.

MOJO ORGANICS, INC.

Condensed Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2021

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholder’s Equity
Balance, December 31, 2020	30,610,240	$30,610	23,649,640	$(23,430,337)	$249,913
Stock issued to Directors and employees	294,750	295	49,880	-	50,175
Net Income	-	-	-	12,643	12,643
Balance, March 31, 2021	30,904,990	$30,905	$23,699,520	$(23,417,694)	$312,731

The accompanying notes are an integral part of these financial statements.

MOJO ORGANICS, INC.

Notes to Condensed Financial Statements (Unaudited)

March 31, 2021

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

CURRENT OPERATIONS

Sales and Distribution

The Company’s flagship product is MOJO Pure Coconut Water. In addition to Pure Coconut Water, the Company produces Sparkling Coconut Water, Coconut Water + Mango Juice, Coconut Water + Pineapple Juice, and Pure Organic Coconut Water. We seek to grow the market share of our products by expanding our hybrid distribution network through the relationships and efforts of our management and third-party partners an improved broker network, and new products and packaging in 2021. The company packages its beverages in 100% recyclable, Eco-Friendly packaging that can be recycled infinite times and is not made from carbon oil-based packaging. The packaging has a very low impact on the environment, and does not contribute to landfills and the pollution of our bodies of water.

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

Employees

As of March 31, 2021, the Company has two employees. The Company also uses the services of contractors, consultants and other third-parties. We contract with food brokers to represent our products to specific specialized sales channels. We utilize the services of direct sales and distribution companies that deliver and sell our products to their customers. We contract with manufacturing facilities to produce our products and outsource the storage and transportation of our products.

CORPORATE HISTORY AND DEVELOPMENT

The Company was incorporated in 2007 and began producing MOJO branded products in 2016. MOJO Organics Inc is headquartered in Jersey City, and our internet site is www.MojoOrganicsInc.com. MOJO’s stock is traded on the OTC Markets under the symbol MOJO.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q and article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited interim condensed financial statements included in this document have been prepared on the same basis as the annual audited financial statements, and in the Company’s opinion, reflect all adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2021 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K.

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

Cash and Cash Equivalents

Cash equivalents include investment instruments and time deposits purchased with a maturity of three months or less. As of March 31, 2021, and March 31, 2020, the Company did not have any cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of March 31, 2021 and 2020 was zero.

Inventories

Inventories, consisting solely of finished goods, are stated at the lower of cost (first-in, first-out method) or net realizable value (“NRV”). If necessary, the Company provides allowances to adjust the carrying value of its inventories to NRV when NRV is below cost. There were no such adjustments in 2021 or 2020.

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

The following potentially dilutive securities have been excluded from the computation of weighted average shares outstanding as they would have had an anti-dilutive impact on the Company’s net income/(loss) per common share:

		Expiration	Days to	Exercise	As of March 31,
	Issued To	Date	Expiration	Price	2021	2020
Shares underlying options outstanding	Glenn Simpson	4/6/2022	372	$0.16	411,858	505,608

Income Taxes

The Net Operating Loss Carryforwards for federal taxes was $3,872,658 at March 31, 2021 and $3,872,658 for the State of New Jersey. The Deferred Tax Assets for federal taxes was $813,250 at March 31, 2021 and $348,539 for the State of New Jersey. The total Deferred Tax Assets was $1,161,797 at March 31, 2021. The Deferred Tax assets have been fully reserved by valuation allowances beyond that portion which is expected to offset current taxes. As of March 31, 2021, the Company’s Federal income tax payable at the corporate tax rate of 21% would be $13,192 and State Income Tax payable at 9% tax rate would be $5,654 if this had not been offset by the deferred tax assets.

The Company provides for income taxes using the asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company did not have a deferred tax liability at March 31, 2021 and March 31, 2020.

As of March 31, 2021 and March 31, 2020, the Company had no accrued interest or penalties because there were none. The Company had no Federal or State tax examinations in the past nor does it have any at the current time.

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

Employment Agreements

Pursuant to the Amended and Restated Employment Agreement (“the Agreement”) dated April 6, 2017 date, Mr. Simpson is paid a salary of $5,000 per month in cash and the Company is obligated to grant 67,000 shares of non-trading, restricted Common Stock per month. Additionally, Mr. Simpson is entitled to an annual bonus comprised of cash and non-trading, restricted Common Stock based on the achievement of performance goals established by the Board of Directors of the Company and set forth in the Agreement. The cash bonus is established at $44,400 per year. The stock bonus is set at 200,000 shares of non-trading, restricted Common Stock per year through March 31, 2025.

The term of the Agreement is through April 1, 2025. In the event that the Agreement is terminated for good reason, the Company shall pay Mr. Simpson any accrued but unpaid salary for services rendered to the date of termination, and an amount equal to the salary at the time of termination, payable for the remainder of the current term. As of March 31, 2021, there are 48 months remaining on the Agreement. The Company’s liability on the remainder of the Agreement is $240,000 for the cash portion of Mr. Simpson’s salary, and 3,216,000 shares of non-trading, restricted Common Stock.

During the three months ended March 31, 2021, the Mr. Simpson was issued 201,000 Restricted and Non-Trading shares of Common Stock under the terms of the Agreement for the stock portion of his compensation. Refer to Note 4 – Restricted Stock Issuances.

Lease Commitment

The Company maintains office space in Jersey City, NJ. The initial lease agreement was for the period March 1, 2020 to February 28, 2021. In April 2020, the Company was given a 50% discount on the rent for April and May 2020 as well as an optional lease extension for an additional three months under the same terms. The base rent under this agreement is $2,343 per month, and expires May 31, 2021. Lease expense amounted to $7,029 and $7,029 for the three months ended March 31, 2021 and 2020 respectively. The security deposit for the lease agreement is $4,518 and the lease expires on May 31, 2021.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has authorized 190,000,000 shares of Common Stock having a par value of $0.001.

Restricted Stock Issuances

During the three months ended March 31, 2021, 294,750 shares of Restricted and Non-Trading Common Stock were issued to Directors and Officers of the Company. These shares have full voting rights but are restricted for sale or transfer. The CEO exercised options to purchase 93,750 shares at $0.16 per share for a total exercise price of $15,000 which reduced the accrued salary payable to the CEO by the same amount.

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

Stock Purchased for Cancellation

There were no stock purchased for cancellation during the three months ended March 31, 2021.

NOTE 5 – STOCK OPTIONS

Stock Option Activity

On March 24, 2021, Mr. Simpson exercised options to purchase 93,750 Restricted and Non-trading shares at $0.16 per share. The total exercise value was $15,000 and this reduced the accrued salary payable to the CEO by the same amount.

The following table summarizes stock option activity under the Plans:

	Issued To	Expiration Date	Days to Expiration	Exercise Price	Options
Outstanding, December 31, 2020	Glenn Simpson	4/6/2022	461	$0.16	505,608
Exercised	Glenn Simpson	4/6/2022	372	$0.16	(93,750)
Outstanding, March 31, 2021	Glenn Simpson	4/6/2022	372	$0.16	411,858
Exercisable, March 31, 2021	Glenn Simpson	4/6/2022	372	$0.16	411,858

During the quarters ended March 31, 2021 and 2020, compensation expense related to stock options was $0. As of March 31, 2021, there was no unrecognized compensation cost related to non-vested stock options.

NOTE 6 – RELATED PARTY TRANSACTIONS

On March 24, 2021 the CEO of the Company exercised 93,750 stock options at an exercise price of $0.16. The Company issued 93,750 Restricted and Non-Trading shares of Common Stock, and the accrued payroll owed to him was reduced by $15,000.

As of March 31, 2021, accrued payroll of $8,886 was owed to employees.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

●	Significant Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations — Analysis of our financial results comparing the quarter ended March 31, 2021 to 2020.

●	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

Results of Operations

Three Months Ended March 31, 2021 and 2020

Revenue

For the three months ended March 31, 2021, the Company reported revenue of $403,766 a decrease of $36,324 from revenue of $440,090 for the three months ended March 31, 2020. The decrease in revenue was due to the COVID-19 pandemic which caused several channels of our business to be shut down.

Cost of Revenue

Cost of revenue includes finished goods purchase costs, production costs, raw material costs and freight in costs. Also included in cost of revenue are adjustments made to inventory carrying amounts, including markdowns to market.

For the three months ended March 31, 2021, cost of revenue was $208,401 or 52% of revenue. For the three months ended March 31, 2020, cost of revenue was $237,050 or 54% of revenue. The 2% decrease in cost of revenue was due to lower product costs.

Operating Expenses

For the three months ended March 31, 2021, the selling, general and administrative expenses was $218,230 a decrease of $41,423 from the three months ended March 31, 2020 of $259,653.

This decrease in operating expenses was primarily due to lower compensation expenses coupled with lower selling expenses. Compensation expenses decreased by $23,672 compared to the same period last year. Selling expenses were $98,653 for the three months ended March 31, 2021 compared to $114,141 for the three months ended March 31, 2021. This $15,488 decrease is attributable to the lower Amazon selling fees offset by an increase in shipping fees and commissions.

Net Income

For the three months ended March 31, 2021, the net income was 12,643, a $69,256 improvement from a net loss of ($56,513) for the three months ended March 31, 2020.

Liquidity and Capital Resources

Liquidity

As of March 31, 2021, the Company had working capital of $303,845. Net cash used in operating activities was $18,586 for the three months ended March 31, 2021, compared to net cash provided by operating activities for the three months ended March 31, 2020 of $335. Net cash used in financing activities was $0 for the three months ended March 31, 2021 compared to $5,250 Net cash used in financing activities to repurchase 25,000 MOJO Restricted Common Stock at an average stock price of $0.21 for the three months ended March 31, 2020.

Working Capital Needs

Our working capital requirements increase as demand grows for our products. During 2021 and 2020, the Company did not require additional funding. If the Company requires additional working capital during the next twelve months, it may seek to raise additional funds. Financing transactions may include the issuance of equity, debt securities and obtaining credit facilities.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On April 1, 2021, the Company entered into a contract with Cosco Shipping Lines (“Cosco”) for shipping services between Asia and the United States of America. The contract is for 200 containers per year.  As of May 11, 2021, Cosco has provided 4 containers which is below the contract level. It is impossible for the Company to maintain its business unless additional containers are provided by Cosco to correct the shortage and to meet current contract requirements.  We cannot ascertain at this time if Cosco will be able to meet the performance levels outlined in the contract

We use independent bottlers for the filling of our products and, as such, are subject to the bottler’s production and quality control.

We use independent bottlers for the production of our products. Accordingly, we are dependent on the bottlers and their ability to meet production demands and to achieve product quality. We play an active role in the production of our beverages, which includes but is not limited to developing our formulations, maintaining control over the labeling and packaging of our beverages, independent Underwriters Laboratories testing of our products for safety, and packaging and function of our packaging and correct FDA labeling. We also review and monitor the safety certifications of the factories including their status with the United States Food and Drug Administration. We also inspect the warehouses that our products are stored in, and monitor the trucking companies that deliver our goods.

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

For the period January 1, 2020 to March 31, 2021, the following table sets forth the high and low closing bid prices by quarter, based upon information obtained from inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:

	High	Low
First Quarter 2021	$1.00	$0.07

First Quarter 2020	$0.29	$0.06
Second Quarter 2020	$0.20	$0.07
Third Quarter 2020	$0.17	$0.06
Fourth Quarter 2020	$0.19	$0.07

Holders

As of March 31, 2021, there were 30,904,990 shares issued and outstanding. There were 955 shareholders of record.

Dividends

The Company has not declared a cash dividend with respect to its Common Stock. Future payment of dividends is within the discretion of the Board of Directors and will depend on earnings, capital requirements, financial condition and other relevant factors.

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

There were no sales of unregistered securities during the three months ended March 31, 2021 and 2020.

Issuer Purchases of Equity Securities

There were no shares repurchased during the three months ended March 31, 2021.

On January 23, 2020, the Company repurchased 25,000 shares of MOJO Restricted Common Stock from shareholders at a cost of $5,250 with an average purchase price of $0.21. The shares were cancelled.

On December 10, 2020, the Company repurchased 100,000 shares of MOJO Restricted Common Stock from shareholders at a cost of $9,800 with an average purchase price of $0.098. The shares were cancelled.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

PART III

ITEM 7. DIRECTORS, EXECUTIVE OFFICER, AND CORPORATE GOVERNANCE

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act of 1934, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash only rights) and any changes in that ownership with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the three months ended March 31, 2021 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 8. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or earned by each of our named executive officers (as defined under SEC rules).

Name and Principal Position	Jan 1 to Mar 31,	Salary		Total
Glenn Simpson	2021	$50,175	(1)	$50,175
Chairman and CEO	2020	$56,540	(1)	$56,540

The Summary Compensation Table omits columns for Option Awards, Non-Equity Incentive Plan Compensation, Non-Qualified Deferred Compensation Earnings and All Other Compensation as no such amounts were paid to the named executive officers during the three months ended March 31, 2021 or 2020.

(1) Pursuant his employment agreement (the “Simpson Agreement”), Mr. Simpson is paid a salary of $5,000 per month in cash and the Company is obligated to grant Mr. Simpson 67,000 shares of non-trading, restricted Common Stock per month. Pursuant to this agreement, Mr. Simpson is also entitled to an annual bonus comprised of cash and non-trading, restricted Common shares based on performance goals established by the Board of Directors of the Company. The cash bonus is established at $44,400 per year. The stock bonus is set at 200,000 shares of non-trading, restricted Common Stock per year through March 31, 2025.

During the three months ended March 31, 2021, 201,000 shares of Non-trading, Restricted Common Stock were issued to the CEO for the stock portion of his compensation. During the first quarter of 2021, Mr. Simpson exercised stock options to purchase 93,750 non-trading, restricted shares at $0.16 per share and the total exercise price of $15,000 reduced the accrued salary owed to him.

During the three months ended March 31, 2020, 201,000 shares of Non-trading, Restricted Common Stock were issued to the CEO for the stock portion of his compensation. During the first quarter of 2020, Mr. Simpson exercised stock options to purchase 156,250 non-trading, restricted shares at $0.16 per share and the total exercise price of $25,000 reduced the accrued salary owed to him.

Outstanding Option Awards at March 31

The following table sets forth information regarding stock options held by executive officers at March 31.

		Common stock underlying	Option awards
Name	Year	exercisable options	Expiration date	Exercise price
Glenn Simpson	2021	411,858	4/6/2022	$0.16
	2020	505,608	4/6/2022	$0.16

Option Exercises in 2021 and 2020

On March 24, 2021, Mr. Simpson exercised options to purchase 93,750 Restricted and Non-Trading shares at $0.16 per share. The total exercise value was $15,000 and this reduced the accrued salary payable to the CEO to $0.

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

Director Compensation

The non-employee directors did not receive cash compensation for serving as such, for serving on committees (if any) of the Board of Directors or for special assignments. Board members are not reimbursed for expenses incurred in connection with attending meetings. During the three months ended March 31, 2021, there were no arrangements that resulted in our making payments to any of our non-employee directors for any services provided to us by them as directors.

ITEM 9. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock known by us as of March 31, 2021 by:

●	each director;
●	each named executive officer; and
●	all directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our Common Stock owned by them, except to the extent such power may be shared with a spouse.

Name	Shares	Options	Strike Price	Expiration Date	Percent of Common Stock including Options (1)
Glenn Simpson	12,082,926				39%
Glenn Simpson		411,858	$0.16	4/6/2022	1%
Total – Glenn Simpson	12,082,926	411,858			40%
Chairman and CEO
Diane Cudia	390,000				1%
Corporate Controller
Jeffrey Devlin	492,953				2%
Director
All Officers and Directors as a group (3 persons)	12,965,879	411,858			43%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2021 are deemed outstanding for computing the percentage of the person holding such option but are not deemed outstanding for computing the percentage of any other person.

PART IV

ITEM 10. EXHIBITS

Financial Statement Schedules

The financial statements of MOJO Organics, Inc. are listed on the Index to Financial Statements on this quarterly report on Form 10-Q beginning on page F-1.

The following Exhibits are being filed with this Quarterly Report on Form 10-Q:

Exhibit No.	SEC Report Reference Number	Description
3.1	3.1	Certificate of Incorporation of MOJO Shopping, Inc. (3)
3.2	3.1	Amendment to Certificate of Incorporation of MOJO Ventures, Inc. (4)
3.3	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Ventures, Inc. (5)
3.4	3.4	Articles of Merger (1)
3.5	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Organics, Inc. (9)
3.6	3.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (11)
3.7	3.1	Amended and Restated Bylaws of MOJO Ventures, Inc. (6)
3.8	3.8	Amendment No. 1 to Amended and Restated Bylaws of MOJO Organics, Inc. (13)
3.9	3.1	Certificate of Amendment
16.1	16.1	Letter from MSPC Certified Public Accountants and Advisors, P.C. (16)
31.1	31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the Securities and Exchange Commission (the “SEC”) on May 18, 2011.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on November 2, 2011.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 as an exhibit, numbered as indicated above, filed with the SEC on December 19, 2007.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on May 4, 2011.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on January 4, 2012.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on October 31, 2011.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on August 12, 2011.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on June 8, 2011.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on April 2, 2013.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as an exhibit, numbered as indicated above, filed with the SEC on June 25, 2013.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on February 1, 2013.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A as an exhibit, numbered as indicated above, filed with the SEC on February 7, 2013. Portions of the exhibit and/or related schedules or exhibits thereto have been omitted pursuant to a request for confidential treatment, which has been granted by the Commission.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 10-K as an exhibit, numbered as indicated above, filed with the SEC on September 24, 2013.

(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as an exhibit, numbered as indicated above, filed with the SEC on April 16, 2014.

(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-Q as an exhibit, numbered as indicated above, filed with the SEC on October 2, 2014.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on October 23, 2015.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on December 9, 2015.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on December 15, 2015.

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on April 19, 2016.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOJO ORGANICS, INC.

Dated: May 11, 2021	By:	/s/ Glenn Simpson
Glenn Simpson Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)

