Form 10-Q
period 2021-06-30
MOJO Organics, Inc.
filed 2021-07-07
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2021

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See the definitions of the “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

On June 30, 2021, there were 31,278,906 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

MOJO ORGANICS, INC.

Condensed Balance Sheets (Unaudited)

As of June 30, 2021 and December 31, 2020

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,354	$50,233
Accounts receivable, net	219,234	73,562
Inventory	346,345	174,171
Supplier deposits	24,000	24,000
Prepaid expenses	11,062	15,104
Security deposit	113	4,518
Total Current Assets	$608,108	$341,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$153,910	56,167
Accrued payroll to related parties	-	-
SBA Loans	-	35,508
Total Current Liabilities	153,910	91,675

STOCKHOLDERS’ EQUITY
Common stock, 40,000,000 shares authorized at $0.001 par value, 31,278,906 and 30,610,240 shares issued and outstanding, at June 30, 2021 and December 31, 2020, respectively	31,279	30,610
Additional paid in capital	23,759,441	23,649,640
Accumulated deficit	(23,336,522)	(23,430,337)
Total Stockholders’ Equity	454,198	249,913
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$608,108	$341,588

The accompanying notes are an integral part of these financial statements.

MOJO ORGANICS, INC.

Condensed Statements of Operations (Unaudited)

For the Three Months Ended June 30, 2021 and 2020

	2021	2020
Revenue	$614,279	$437,878
Cost of Revenue	329,567	209,412
Gross Profit	284,712	228,466

Operating Expenses
Selling, general and administrative	203,540	223,981
Income from Operations	81,172	4,485
Other Income	-	2,219
Income Before Provision for Income Taxes	81,172	6,704
Provision for Income Taxes	-	(1,994)
Net Income	$81,172	$4,710
Net Income per common share, basic and diluted	$0.00	$0.00
Weighted average number of common shares outstanding, basic and diluted	31,361,617	29,889,203

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.

Condensed Statements of Operations (Unaudited)

For the Six Months Ended June 30, 2021 and 2020

	2021	2020
Revenue	$1,018,045	$877,867
Cost of Revenue	537,968	446,362
Gross Profit	480,077	431,505

Operating Expenses
Selling, general and administrative	421,770	483,633
Income/(Loss) from Operations	58,307	(52,128)
Other Income	35,508	2,219
Income/(Loss) Before Provision for Income Taxes	93,815	(49,909)
Provision for Income Taxes	-	(1,994)
Net Income/(Loss)	$93,815	$(51,903)
Net Income/(Loss) per common share, basic and diluted	$0.00	$0.00
Weighted average number of common shares outstanding, basic and diluted	30,988,004	29,690,570

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.

Condensed Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2021 and 2020

	2021	2020
Cash flows from operating activities:
Net income/(loss)	$93,815	$(51,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued to directors and employees	110,470	97,389
SBA Loan Forgiveness	(35,508)
Changes in assets and liabilities:
Increase in accounts receivable	(145,672)	(21,540)
Increase in inventory	(172,174)	(37,424)
Increase in supplier deposits	-	(27,461)
Decrease/(Increase) in prepaid expenses and security deposit	8,447	(3,720)
Increase/(Decrease) in accounts payable and accrued expenses	97,743	(15,440)
Increase/(Decrease) in accrued payroll to officers	-	(11,259)
Net cash (used in)/provided by operating activities	(42,879)	(71,358)

Net cash provided by/ (used in) financing activities:
Proceeds from SBA Loan	-	35,508
Shares repurchased for cancellation	-	(5,250)
Net cash provided by/ (used in) financing activities	-	30,258

Net (decrease)/increase in cash and cash equivalents	(42,879)	(41,100)
Cash and cash equivalents at beginning of period	50,233	55,978
Cash and cash equivalents at end of periods	$7,354	$14,878

Summary of non-cash investing and financing activity: During the six-month period ended June 30, 2021 the Company issued a total of 668,666 Restricted and Non-Trading shares with an implied value of $110,470 to directors and officers to settle obligations payable.

The accompanying notes are an integral part of these financial statements.

MOJO ORGANICS, INC.

Condensed Statements of Changes in Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2021

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	30,610,240	$30,610	$23,649,640	$(23,430,337)	$249,913
Stock issued to Directors and employees	668,666	669	109,802	-	110,470
Net Income	-	-	-	93,815	93,815
Balance, June 30, 2021	31,278,906	$31,279	$23,759,442	$(23,336,522)	$454,198

The accompanying notes are an integral part of these financial statements.

MOJO ORGANICS, INC.

Notes to Condensed Financial Statements (Unaudited)

June 30, 2021

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

Employees

As of June 30, 2021, the Company has two employees. The Company also uses the services of contractors, consultants and other third-parties. We contract with food brokers to represent our products to specific specialized sales channels. We utilize the services of direct sales and distribution companies that deliver and sell our products to their customers. We contract with manufacturing facilities to produce our products and outsource the storage and transportation of our products.

CORPORATE HISTORY AND DEVELOPMENT

The Company was incorporated in 2007 and began producing MOJO branded products in 2016. MOJO Organics Inc is headquartered in Jersey City, and our internet site is www.MojoOrganicsInc.com. MOJO’s stock is traded on the OTC Markets under the symbol MOJO.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q and article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited interim condensed financial statements included in this document have been prepared on the same basis as the annual audited financial statements, and in the Company’s opinion, reflect all adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended June 30, 2021 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K.

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

Cash and Cash Equivalents

Cash equivalents include investment instruments and time deposits purchased with a maturity of three months or less. As of June 30, 2021, and June 30, 2020, the Company did not have any cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of June 30, 2021 and 2020 was zero.

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

The following potentially dilutive securities have been excluded from the computation of weighted average shares outstanding as they would have had an anti-dilutive impact on the Company’s net income/(loss) per common share:

		Expiration	Days to	Exercise	As of June 30,
	Issued To	Date	Expiration	Price	2021	2020
Shares underlying options outstanding	Glenn Simpson	4/6/2022	296	$0.16	318,108	505,608

Income Taxes

The Net Operating Loss Carryforwards for federal taxes was $3,729,852 at June 30, 2021 and $3,729,852 for the State of New Jersey. The Deferred Tax Assets for federal taxes was $783,269 at June 30, 2021 and $335,687 for the State of New Jersey. The total Deferred Tax Assets was $1,118,956 at June 30, 2021. The Deferred Tax assets have been fully reserved by valuation allowances beyond that portion which is expected to offset current taxes. As of June 30, 2021, the Company’s Federal income tax payable at the corporate tax rate of 21% would be $43,181 and State Income Tax payable at 9% tax rate would be $18,506 if this had not been offset by the deferred tax assets.

The Company provides for income taxes using the asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company did not have a deferred tax liability at June 30, 2021 and June 30, 2020.

As of June 30, 2021 and June 30, 2020, the Company had no accrued interest or penalties because there were none. The Company had no Federal or State tax examinations in the past nor does it have any at the current time.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

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

The term of the Agreement is through April 1, 2025. In the event that the Agreement is terminated for good reason, the Company shall pay Mr. Simpson any accrued but unpaid salary for services rendered to the date of termination, and an amount equal to the salary at the time of termination, payable for the remainder of the current term. As of June 30, 2021, there are 45 months remaining on the Agreement. The Company’s liability on the remainder of the Agreement is $225,000 for the cash portion of Mr. Simpson’s salary, and 3,203,700 shares of non-trading, restricted Common Stock.

During the six months ended June 30, 2021, the Mr. Simpson was issued 402,000 Restricted and Non-Trading shares of Common Stock under the terms of the Agreement for the stock portion of his compensation. Refer to Note 4 – Restricted Stock Issuances.

NOTE 4 – STOCKHOLDERS’ EQUITY

In June 2021, the Company decreased its Authorized Shares from 190,000,000 to 40,000,000 shares. Currently, there are 31,278,906 shares outstanding and no other classes of stock.

Restricted Stock Issuances

During the six months ended June 30, 2021, 668,666 shares of Restricted and Non-Trading Common Stock were issued to Directors and Officers of the Company. These shares have full voting rights but are restricted for sale or transfer. The CEO exercised options to purchase 187,500 shares at $0.16 per share for a total exercise price of $30,000 which reduced the accrued salary payable to the CEO by the same amount.

The CEO was also issued 402,000 shares of Restricted and Non-Trading Common Stock for the stock portion of his salary.

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

On June 27, 2014, the Company terminated the agreement. Empire Stock Transfer, Inc, the Company’s transfer agent was directed to process cancellation requests regarding the certificates listed below. The Board of Directors approved the Company’s irrevocable agreement to indemnify the Transfer Agent for all loss, liability or expense in carrying out the authority and direction contained on the terms of the Unanimous Written Consent to terminate the Thompson Agreement. The Transfer Agent shall maintain the right to uphold the transfer in the event of forgery. (Ian Thompson has not complied with the Company’s demand to have the physical certificates returned.)

Certificate No(s)	Registered To	No. of Shares	CANCELLED	No. of Shares
605	Ian Thompson	50,000	CANCELLED	50,000
606	Ian Thompson	50,000	CANCELLED	50,000
607	Ian Thompson	50,000	CANCELLED	50,000
608	Ian Thompson	50,000	CANCELLED	50,000
610	Ian Thompson	167,204	CANCELLED	167,204

NOTE 5 – STOCK OPTIONS

Stock Option Activity

On May 19, 2021, Mr. Simpson exercised options to purchase 93,750 Restricted and Non-trading shares at $0.16 per share. The total exercise value was $15,000 and this reduced the accrued salary payable to the CEO by the same amount.

On March 24, 2021, Mr. Simpson exercised options to purchase 93,750 Restricted and Non-trading shares at $0.16 per share. The total exercise value was $15,000 and this reduced the accrued salary payable to the CEO by the same amount.

The following table summarizes stock option activity under the Plans:

	Issued To	Expiration Date	Days to Expiration	Exercise Price	Options
Outstanding, December 31, 2020	Glenn Simpson	4/6/2022	461	$0.16	505,608
Exercised	Glenn Simpson	4/6/2022	296	0.16	(187,500)
Exercisable, June 30, 2021	Glenn Simpson	4/6/2022	296	$0.16	318,108

During the six months ended June 30, 2021 and 2020, compensation expense related to stock options was $0. As of June 30, 2021, there was no unrecognized compensation cost related to non-vested stock options.

NOTE 6 – RELATED PARTY TRANSACTIONS

On March 24, 2021 the CEO of the Company exercised 93,750 stock options at an exercise price of $0.16. The Company issued 93,750 Restricted and Non-Trading shares of Common Stock, and the accrued payroll owed to him was reduced by $15,000.

On May 19, 2021 the CEO of the Company exercised 93,750 stock options at an exercise price of $0.16. The Company issued 93,750 Restricted and Non-Trading shares of Common Stock, and the accrued payroll owed to him was reduced by $15,000.

As of June 30, 2021, the Company owes the CEO $19,000 for a non-interest bearing loan. This was subsequently paid in July.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

●	Significant Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations — Analysis of our financial results comparing the quarter ended June 30, 2021 to 2020.

●	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

Results of Operations

Three Months Ended June 30, 2021 and 2020

Revenue

For the three months ended June 30, 2021, the Company reported revenue of $614,279 an increase of $176,401 from revenue of $437,878 for the three months ended June 30, 2020. The increase in revenue was primarily due to the strong sales for the MOJO Pure Organic Coconut Water 1Liter product coupled with an increase in cases sold for the other MOJO branded products.

Cost of Revenue

Cost of revenue includes finished goods purchase costs, production costs, raw material costs and freight in costs. Also included in cost of revenue are adjustments made to inventory carrying amounts, including markdowns to market.

For the three months ended June 30, 2021, cost of revenue was $329,567 or 53% of revenue. For the three months ended June 30, 2020, cost of revenue was $209,412 or 48% of revenue. The 5% increase in cost of revenue was due to higher ocean freight costs compared to the same period last year.

Operating Expenses

For the three months ended June 30, 2021, the selling, general and administrative expenses was $203,540 a decrease of $20,441 from the three months ended June 30, 2020 of $223,981.

This decrease in operating expenses was primarily due to lower professional fees coupled with lower selling expenses. Professional fees decreased by $14,821 compared to the same period last year. Selling expenses were $98,774 for the three months ended June 30, 2021 compared to $105,131 for the three months ended June 30, 2021. This $6,357 decrease is attributable to the lower Amazon selling fees.

Net Income

For the three months ended June 30, 2021, the net income was $81,172, a $74,462 improvement from a net income of $4,710 for the three months ended June 30, 2020.

Six Months Ended June 30, 2021 and 2020

Revenue

For the six months ended June 30, 2021, the Company reported revenue of $1,018,045 an increase from revenue of $877,867 for the six months ended June 30, 2020. The increase in revenue was primarily due to the strong sales for the MOJO Pure Organic Coconut Water 1Liter product coupled with an increase in cases sold for the other MOJO branded products.

Cost of Revenue

Cost of revenue includes finished goods purchase costs, production costs, raw material costs and freight in costs. Also included in cost of revenue are adjustments made to inventory carrying amounts, including markdowns to market.

For the six months ended June 30, 2021, cost of revenue was $537,968 or 52% of revenue. For the six months ended June 30, 2020, cost of revenue was $446,362 or 51% of revenue. The 1% increase in cost of revenue was due to higher costs of ocean freight compared to the same period last year.

Operating Expenses

For the six months ended June 30, 2021, the selling, general and administrative expenses was $421,770 a decrease of $61,863 from the six months ended June 30, 2020 of $483,633.

This decrease in operating expenses was primarily due to lower compensation fees and professional fees coupled with lower selling expenses. Compensation expense decreased by $11,040 compared the same period last year. Professional fees decreased by $14,230 compared to the same period last year. Selling expenses were $197,427 for the six months ended June 30, 2021 compared to $220,079 for the three months ended June 30, 2021. This $22,651 decrease is attributable to the lower Amazon selling fees.

Net Income

For the six months ended June 30, 2021, the net income was $93,815, a $145,718 improvement from a net loss of ($51,903) for the six months ended June 30, 2020.

Liquidity and Capital Resources

Liquidity

As of June 30, 2021, the Company had working capital of $454,198. Net cash used in operating activities was $42,879 for the six months ended June 30, 2021, compared to net cash used in operating activities for the six months ended June 30, 2020 of $71,358. Net cash used in financing activities was $0 for the six months ended June 30, 2021 compared to $5,250 Net cash used in financing activities to repurchase 25,000 MOJO Restricted Common Stock at an average stock price of $0.21 for the six months ended June 30, 2020.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

For the period January 1, 2020 to June 30, 2021, the following table sets forth the high and low closing bid prices by quarter, based upon information obtained from inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:

	High	Low	VWAP*	Shares Traded
Second Quarter 2021	$0.21	$0.13	$0.16	500,436
First Quarter 2021	$1.00	$0.07	$0.21	1,465,729

Fourth Quarter 2020	$0.19	$0.07	$0.10	518,513
Third Quarter 2020	$0.17	$0.06	$0.10	484,154
Second Quarter 2020	$0.20	$0.07	$0.12	471,884
First Quarter 2020	$0.29	$0.06	$0.19	133,688
*Volume-weighted average price

Holders

As of June 30, 2021, there were 31,278,906 shares issued and outstanding. There were 950 shareholders of record.

Dividends

The Company has not declared a cash dividend with respect to its Common Stock. Future payment of dividends is within the discretion of the Board of Directors and will depend on earnings, capital requirements, financial condition and other relevant factors.

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

There were no sales of unregistered securities during the six months ended June 30, 2021 and 2020.

Issuer Purchases of Equity Securities

There were no shares repurchased during the six months ended June 30, 2021.

On January 23, 2020, the Company repurchased 25,000 shares of MOJO Restricted Common Stock from shareholders at a cost of $5,250 with an average purchase price of $0.21. The shares were cancelled.

On December 10, 2020, the Company repurchased 100,000 shares of MOJO Restricted Common Stock from shareholders at a cost of $9,800 with an average purchase price of $0.098. The shares were cancelled.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

PART III

ITEM 7. DIRECTORS, EXECUTIVE OFFICER, AND CORPORATE GOVERNANCE

Executive Officer and Directors

Below are the names and certain information regarding our current executive officer and directors:

Name	Age	Title	Appointed
Glenn Simpson	69	Chairman and CEO	October 27, 2011
Jeffrey Devlin	74	Director	January 27, 2012

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

Name and Principal Position	Jan 1 to Jun 30	Salary		Total
Glenn Simpson, Chairman & CEO	2021	$98,675	(1)	$98,675
	2020	$94,789	(1)	$94,789

The Summary Compensation Table omits columns for Option Awards, Non-Equity Incentive Plan Compensation, Non-Qualified Deferred Compensation Earnings and All Other Compensation as no such amounts were paid to the named executive officers during the six months ended June 30, 2021 or 2020.

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

During the six months ended June 30, 2021, 402,000 shares of Non-trading, Restricted Common Stock were issued to the CEO for the stock portion of his compensation. During the first quarter of 2021, Mr. Simpson exercised stock options to purchase 93,750 non-trading, restricted shares at $0.16 per share and the total exercise price of $15,000 reduced the accrued salary owed to him. During the second quarter of 2021, Mr. Simpson exercised stock options to purchase 93,750 non-trading, restricted shares at $0.16 per share and the total exercise price of $15,000 reduced the accrued salary owed to him.

During the six months ended June 30, 2020, 402,000 shares of Non-trading, Restricted Common Stock were issued to the CEO for the stock portion of his compensation. During the first six months of 2020, Mr. Simpson exercised stock options to purchase 156,250 non-trading, restricted shares at $0.16 per share and the total exercise price of $25,000 reduced the accrued salary owed to him.

Outstanding Option Awards at June 30

The following table sets forth information regarding stock options held by executive officers at June 30.

		Common stock underlying	Option awards
Name	Year	exercisable options	Expiration date	Exercise price
Glenn Simpson	2021	318,108	4/6/2022	$0.16
	2020	505,608	4/6/2022	$0.16

Option Exercises in 2021 and 2020

On May 19, 2021, Mr. Simpson exercised options to purchase 93,750 Restricted and Non-Trading shares at $0.16 per share. The total exercise value was $15,000 and this reduced the accrued salary payable to the CEO to $0.

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

Director Compensation

The non-employee directors did not receive cash compensation for serving as such, for serving on committees (if any) of the Board of Directors or for special assignments. Board members are not reimbursed for expenses incurred in connection with attending meetings. During the six months ended June 30, 2021, there were no arrangements that resulted in our making payments to any of our non-employee directors for any services provided to us by them as directors.

ITEM 9. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock known by us as of June 30, 2021 by:

●	each director;
●	each named executive officer; and
●	all directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our Common Stock owned by them, except to the extent such power may be shared with a spouse.

Name	Shares	Options	Strike Price	Expiration Date	Percent of Common Stock including Options (1)
Glenn Simpson	12,377,676				40%
Glenn Simpson		318,108	$0.16	4/6/2022	1%
Total – Glenn Simpson	12,377,676	318,108			41%
Chairman and CEO
Diane Cudia	460,833				1%
Corporate Controller
Jeffrey Devlin	501,286				2%
Director
All Officers and Directors as a group (3 persons)	13,339,795	318,108			44%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options currently exercisable or convertible, or exercisable or convertible within 60 days of June 30, 2021 are deemed outstanding for computing the percentage of the person holding such option but are not deemed outstanding for computing the percentage of any other person.

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

MOJO ORGANICS, INC.

Dated: July 7, 2021	By:	/s/ Glenn Simpson
Glenn Simpson Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)

