Form 10-Q
period 2021-09-30
MOJO Organics, Inc.
filed 2021-11-15
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2021

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

Yes ☐ No ☒

On September 30, 2021, there were 30,809,080 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

MOJO ORGANICS, INC.

Condensed Balance Sheets (Unaudited)

As of September 30, 2021 and December 31, 2020

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,769	$50,233
Accounts receivable, net	134,913	73,562
Inventory	346,073	174,171
Supplier deposits	16,000	24,000
Prepaid expenses	12,829	15,104
Security deposit	113	4,518
Total Current Assets	$555,697	$341,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$168,453	56,167
Accrued payroll to related parties	-	-
SBA Loans	-	35,508
Total Current Liabilities	168,453	91,675

STOCKHOLDERS’ EQUITY
Common stock, 40,000,000 shares authorized at $0.001 par value, 30,809,080 and 30,610,240 shares issued and outstanding, at September 30, 2021 and December 31, 2020, respectively	30,809	30,610
Additional paid in capital	23,694,781	23,649,640
Accumulated deficit	(23,338,346)	(23,430,337)
Total Stockholders’ Equity	387,244	249,913
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$555,697	$341,588

The accompanying notes are an integral part of these financial statements.

MOJO ORGANICS, INC.

Condensed Statements of Operations (Unaudited)

For the Three Months Ended September 30, 2021 and 2020

	2021	2020
Revenue	$477,013	$572,620
Cost of Revenue	255,266	302,817
Gross Profit	221,747	269,803

Operating Expenses
Selling, general and administrative	223,571	226,798
Income/(Loss) from Operations	(1,824)	43,005
Other Income	-	-
Income/(Loss) Before Provision for Income Taxes	(1,824)	43,005
Benefit/(Provision) for Income Taxes	-	1,994
Net Income/(Loss)	$(1,824)	$44,999
Net Income/(Loss) per common share, basic and diluted	$0.00	$0.00
Weighted average number of common shares outstanding, basic and diluted	32,000,552	30,248,473

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.

Condensed Statements of Operations (Unaudited)

For the Nine Months Ended September 30, 2021 and 2020

	2021	2020
Revenue	$1,495,058	$1,450,587
Cost of Revenue	793,234	749,278
Gross Profit	701,824	701,309

Operating Expenses
Selling, general and administrative	645,341	710,432
Income/(Loss) from Operations	56,483	(9,123)
Other Income	35,508	2,220
Income/(Loss) Before Provision for Income Taxes	91,991	(6,903)
Provision for Income Taxes	-	-
Net Income/(Loss)	$91,991	$(6,903)
Net Income/(Loss) per common share, basic and diluted	$0.00	$0.00
Weighted average number of common shares outstanding, basic and diluted	31,078,770	29,877,895

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.

Condensed Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2021 and 2020

	2021	2020
Cash flows from operating activities:
Net income/(loss)	$91,991	$(6,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued to directors and employees	147,656	140,936
SBA Loan Forgiveness	(35,508)	-
Changes in assets and liabilities:
Increase in accounts receivable	(61,351)	(102,060)
Increase in inventory	(171,902)	(42,934)
Decrease/(Increase) in supplier deposits	8,000	(461)
Decrease/(Increase) in prepaid expenses and security deposit	6,679	(3,005)
Increase/(Decrease) in accounts payable and accrued expenses	112,287	(43,271)
Increase/(Decrease) in accrued payroll to officers	-	3,128
Net cash provided by/(used in) operating activities	97,852	(54,570)

Net cash provided by/ (used in) financing activities:
Proceeds from SBA Loan	-	35,508
Shares repurchased for cancellation	(102,316)	(5,250)
Net cash provided by/ (used in) financing activities	(102,316)	30,258

Net (decrease)/increase in cash and cash equivalents	(4,464)	(24,312)
Cash and cash equivalents at beginning of period	50,233	55,978
Cash and cash equivalents at end of periods	$45,769	$31,666

Summary of non-cash investing and financing activity: During the nine-month period ended September 30, 2021 the Company issued a total of 929,666 Restricted and Non-Trading shares with an implied value of $147,656 to directors and officers to settle obligations payable.

The accompanying notes are an integral part of these financial statements.

MOJO ORGANICS, INC.

Condensed Statements of Changes in Stockholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2021

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	30,610,240	$30,610	$23,649,640	$(23,430,337)	$249,913
Stock issued to Directors and employees	929,666	930	146,726	-	147,656
Stock repurchased and returned to Treasury	(730,826)	(731)	(101,585)	-	(102,316)
Net Income	-	-	-	91,991	91,991
Balance, September 30, 2021	30,809,080	$30,809	$23,694,781	$(23,338,346)	$387,244

The accompanying notes are an integral part of these financial statements.

MOJO ORGANICS, INC.

Notes to Condensed Financial Statements (Unaudited)

September 30, 2021

NOTE 1 – BUSINESS

Overview

MOJO Organics, Inc. (“MOJO” or the “Company”) is a Delaware Corporation headquartered in Jersey City, NJ. The Company engages in new product development, production, marketing, distribution and sales of beverage brands that are Non-GMO Project Verified and USDA Organic.

The Company’s flagship product is MOJO Coconut Water. In addition to Coconut Water, the Company produces Sparkling Coconut Water, Coconut Water + Mango Juice, Coconut Water + Pineapple Juice and Organic Coconut Water. We seek to grow the market share of our products by expanding our hybrid distribution network through the relationships and efforts of our management and third-party partners and broker network, and new products and packaging. The company packages its beverages in 100% recyclable, Eco-Friendly packaging that can be recycled infinite times and is not made from carbon oil-based packaging. The packaging has a very low impact on the environment, and does not contribute to landfills and the pollution of our bodies of water.

CURRENT OPERATIONS

Sales and Distribution

The Company’s flagship product is MOJO Coconut Water. In addition to Coconut Water, the Company produces Sparkling Coconut Water, Coconut Water + Mango Juice, Coconut Water + Pineapple Juice, and Organic Coconut Water. We seek to grow the market share of our products by expanding our hybrid distribution network through the relationships and efforts of our management and third-party partners and broker network, and new products and packaging. The company packages its beverages in 100% recyclable, Eco-Friendly packaging that can be recycled infinite times and is not made from carbon oil-based packaging. The packaging has a very low impact on the environment, and does not contribute to landfills and the pollution of our bodies of water.

Production

The Company has multiple sources for its production. The Company’s fruit sources are of high quality. The fruit is part of the overall taste and quality of our products. Currently, the Company has multiple production facilities that it could source products from, each of the facilities could supply our forecasted demand.

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

Employees

As of September 30, 2021, the Company has two employees. The Company also uses the services of contractors, consultants and other third-parties. We contract with food brokers to represent our products to specific specialized sales channels. We utilize the services of direct sales and distribution companies that deliver and sell our products to their customers. We contract with manufacturing facilities to produce our products and outsource the storage and transportation of our products.

CORPORATE HISTORY AND DEVELOPMENT

The Company was incorporated in 2007 and began producing MOJO branded products in 2016. MOJO Organics Inc is headquartered in Jersey City, New Jersey and our internet site is www.MojoOrganicsInc.com. MOJO’s stock is traded on the OTC Markets under the symbol MOJO.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q and article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited interim condensed financial statements included in this document have been prepared on the same basis as the annual audited financial statements, and in the Company’s opinion, reflect all adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K.

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

Cash and Cash Equivalents

Cash equivalents include investment instruments and time deposits purchased with a maturity of three months or less. As of September 30, 2021, and September 30, 2020, the Company did not have any cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of September 30, 2021 and 2020 was zero.

Inventory

Inventory, consisting solely of finished goods, are stated at the lower of cost (first-in, first-out method) or net realizable value (“NRV”). If necessary, the Company provides allowances to adjust the carrying value of its inventories to NRV when NRV is below cost. There were no such adjustments in 2021 or 2020.

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

Shipping and Handling Costs

Shipping and Handling Costs incurred to move finished goods from our distribution center to customer locations are included in the line Selling, General and Administrative Expenses in our Statements of Operations.

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

The following potentially dilutive securities have been excluded from the computation of weighted average shares outstanding as they would have had an anti-dilutive impact on the Company’s net income/(loss) per common share:

		Expiration	Days to	Exercise	As of September 30
	Issued To	Date	Expiration	Price	2021	2020
Shares underlying options outstanding	Glenn Simpson	4/6/2024	918	$0.16	318,108	505,608

Income Taxes

The Net Operating Loss Carryforwards for federal taxes was $3,695,829 at September 30, 2021 and $3,695,829 for the State of New Jersey. The Deferred Tax Assets for federal taxes was $776,124 at September 30, 2021 and $332,625 for the State of New Jersey. The total Deferred Tax Assets was $1,108,749 at September 30, 2021. The Deferred Tax assets have been fully reserved by valuation allowances beyond that portion which is expected to offset current taxes. As of September 30, 2021, the Company’s Federal income tax payable at the corporate tax rate of 21% would be $50,326 and State Income Tax payable at 9% tax rate would be $21,568 if this had not been offset by the deferred tax assets.

The Company provides for income taxes using the asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company did not have a deferred tax liability at September 30, 2021 and September 30, 2020.

As of September 30, 2021 and September 30, 2020, the Company had no accrued interest or penalties because there were none. The Company had no Federal or State tax examinations in the past nor does it have any at the current time.

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

The term of the Agreement is through April 1, 2025. In the event that the Agreement is terminated for good reason, the Company shall pay Mr. Simpson any accrued but unpaid salary for services rendered to the date of termination, and an amount equal to the salary at the time of termination, payable for the remainder of the current term. As of September 30, 2021, there are 42 months remaining on the Agreement. The Company’s liability on the remainder of the Agreement is $210,000 for the cash portion of Mr. Simpson’s salary, and 2,814,000 shares of non-trading, restricted Common Stock.

During the nine months ended September 30, 2021, the Mr. Simpson was issued 603,000 Restricted and Non-Trading shares of Common Stock under the terms of the Agreement for the stock portion of his compensation. Refer to Note 4 – Restricted Stock Issuances.

NOTE 4 – STOCKHOLDERS’ EQUITY

In June 2021, the Company decreased its Authorized Shares from 190,000,000 to 40,000,000 shares. Currently, there are 30,809,080 shares outstanding and no other classes of stock. This was a reduction of 150,000,000 in Authorized Shares.

Restricted Stock Issuances

During the nine months ended September 30, 2021, 929,666 shares of Restricted and Non-Trading Common Stock were issued to Directors and Officers of the Company. These shares have full voting rights but are restricted for sale and transfer.

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

Certificates	Registered To	No. of Shares	Status
605	Ian Thompson	50,000	Cancelled
606	Ian Thompson	50,000	Cancelled
607	Ian Thompson	50,000	Cancelled
608	Ian Thompson	50,000	Cancelled
610	Ian Thompson	167,204	Cancelled

NOTE 5 – STOCK OPTIONS

Stock Option Activity

On September 24, 2021, the Company extended the expiration date of the options granted to Mr. Glenn Simpson from April 6, 2022 to April 6, 2024.

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

The following table summarizes stock option activity under the Plans:

	Issued To	Expiration Date	Days to Expiration	Exercise Price	Options
Outstanding, December 31, 2020	Glenn Simpson	4/6/2024	918	$0.16	505,608
Exercised	Glenn Simpson	4/6/2024	918	$0.16	(187,500)
Exercisable, September 30, 2021	Glenn Simpson	4/6/2024	918	$0.16	318,108

During the nine months ended September 30, 2021 and 2020, compensation expense related to stock options was $0. As of September 30, 2021, there was no unrecognized compensation cost related to non-vested stock options.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

●	Significant Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations — Analysis of our financial results comparing the quarter ended September 30, 2021 to 2020.

●	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

COMPANY OVERVIEW

MOJO Organics, Inc. (“MOJO” or the “Company”) is a Delaware corporation headquartered in Jersey City, NJ. The Company engages in new product development, production, marketing, distribution and sales of beverage brands that are natural, Non-GMO Project verified, and USDA Organic. The Company’s flagship product is MOJO Coconut Water. In addition to Coconut Water, the Company produces Sparkling Coconut Water, Coconut Water + Mango Juice, Coconut Water + Pineapple Juice and Organic Coconut Water. We seek to grow the market share of our products by expanding our hybrid distribution network through the relationships and efforts of our management and third-party partners and improved broker network, and new products and packaging in 2021. The company predominantly packages its beverages in 100% recyclable, Eco-Friendly packaging that can be recycled infinite times and is not made from carbon oil-based packaging. The packaging has a very low impact on the environment, and does not contribute to landfills and the pollution of our bodies of water.

Results of Operations

Three Months Ended September 30, 2021 and 2020

Revenue

For the three months ended September 30, 2021, the Company reported revenue of $477,013 a decrease of $95,607 from revenue of $572,620 for the three months ended September 30, 2020. The decrease in revenue was primarily due to the lower sales of the MOJO branded products compared to the same period last year.

Cost of Revenue

Cost of revenue includes finished goods purchase costs, production costs, raw material costs and freight in costs. Also included in cost of revenue are adjustments made to inventory carrying amounts, including markdowns to market.

For the three months ended September 30, 2021, cost of revenue was $255,266 or 54% of revenue. For the three months ended September 30, 2020, cost of revenue was $302,817 or 53% of revenue. The 1% increase in cost of revenue was primarily due to higher ocean freight costs compared to the same period last year.

Operating Expenses

For the three months ended September 30, 2021, selling, general and administrative expenses was $223,571 a decrease of $3,227 from the three months ended September 30, 2020 of $226,798.

This decrease in operating expenses was primarily due to lower office expenses coupled with a decrease in professional fees and marketing expenses. This decrease is offset by an increase in compensation expense. Office expenses decreased by $7,366 and professional fees decreased by $2,233 compared to the same period last year. Marketing expenses also decreased by $3,374 compared to the same period last year. Compensation expense for the three months ended September 30, 2021 increased by $9,140 for the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 and 2020

Revenue

For the nine months ended September 30, 2021, the Company reported revenue of $1,495,058 an increase from revenue of $1,450,587 for the nine months ended September 30, 2020. The increase in revenue was primarily due to the strong sales for the MOJO Organic Coconut Water 1Liter product.

Cost of Revenue

Cost of revenue includes finished goods purchase costs, production costs, raw material costs and freight in costs. Also included in cost of revenue are adjustments made to inventory carrying amounts, including markdowns to market.

For the nine months ended September 30, 2021, cost of revenue was $793,234 or 53% of revenue. For the nine months ended September 30, 2020, cost of revenue was $749,278 or 52% of revenue. The 1% increase in cost of revenue was due to higher costs of ocean freight compared to the same period last year.

Operating Expenses

For the nine months ended September 30, 2021, selling, general and administrative expenses was $645,341 a decrease of $65,091 from the nine months ended September 30, 2020 of $710,432.

This decrease in operating expenses was primarily due to lower selling expenses and professional fees. Office expenses and marketing fees also decreased compared to the same period last year. Selling expenses decreased by $20,759 compared while professional fees decreased by $16,533 compared to the quarter ended September 30, 2020. Office expenses amounted to $17,230 for the nine months ended September 30, 2021 compared to $26,486 for the nine months ended September 30, 2021. Marketing fees decreased by $6,002 compared to the same period last year.

Net Income

For the nine months ended September 30, 2021, the net income was $91,991, a $98,894 improvement from a net loss of ($6,903) for the nine months ended September 30, 2020.

Liquidity and Capital Resources

Liquidity

As of September 30, 2021, the Company had working capital of $387,244. Net cash provided by operating activities was $97,852 for the nine months ended September 30, 2021, compared to net cash used in operating activities for the nine months ended September 30, 2020 of $54,570. Net cash used in financing activities was $102,316 for the nine months ended September 30, 2021 compared to net cash provided by financing activities of $30,258 for the nine months ended September 30, 2020. Net cash was used in financing activities to repurchase MOJO Restricted Common Stock for the nine months ended September 30, 2021.

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

OFF BALANCE SHEET ARRANGEMENTS

None

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Not applicable

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is currently quoted on the OTCQB under the symbol MOJO.

For the period January 1, 2020 to September 30, 2021, the following table sets forth the high and low closing bid prices by quarter, based upon information obtained from inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:

	High	Low	VWAP*	Shares Traded
Third Quarter 2021	$0.18	$0.10	$0.15	133,304
Second Quarter 2021	$0.21	$0.13	$0.16	500,436
First Quarter 2021	$1.00	$0.07	$0.21	1,465,729

Fourth Quarter 2020	$0.19	$0.07	$0.10	518,513
Third Quarter 2020	$0.17	$0.06	$0.10	484,154
Second Quarter 2020	$0.20	$0.07	$0.12	471,884
First Quarter 2020	$0.29	$0.06	$0.19	133,688

*Volume weighted average shares

Holders

As of September 30, 2021, there were 30,809,080 shares issued and outstanding. There were 948 shareholders of record.

Dividends

The Company has not declared a cash dividend with respect to its Common Stock. Future payment of dividends is within the discretion of the Board of Directors and will depend on earnings, capital requirements, financial condition and other relevant factors.

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

There were no sales of unregistered securities during the nine months ended September 30, 2021 and 2020.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2021, the Company repurchased 730,826 shares of MOJO Restricted Common Stock from shareholders at a cost of $102,316. The shares were cancelled.

During the quarter ended December 31, 2020, the Company repurchased 100,000 shares of MOJO Restricted Common Stock from shareholders at a cost of $9,800. The shares were cancelled.

During the quarter ended March 31, 2020, the Company repurchased 25,000 shares of MOJO Restricted Common Stock from shareholders at a cost of $5,250. The shares were cancelled.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act of 1934, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash only rights) and any changes in that ownership with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the nine months ended September 30, 2021 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 8. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or earned by each of our named executive officers (as defined under SEC rules).

Name and Principal Position	Jan 1 to Sept 30	Salary
Glenn Simpson, Chairman & CEO	2021	$142,552	(1)
	2020	$129,755	(1)

The Summary Compensation Table omits columns for Option Awards, Non-Equity Incentive Plan Compensation, Non-Qualified Deferred Compensation Earnings and All Other Compensation as no such amounts were paid to the named executive officers during the nine months ended September 30, 2021 or 2020.

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

During the nine months ended September 30, 2021, 603,000 shares of Non-trading, Restricted Common Stock were issued to the CEO for the stock portion of his compensation. During the first quarter of 2021, Mr. Simpson exercised stock options to purchase 93,750 non-trading, restricted shares at $0.16 per share and the total exercise price of $15,000 reduced the accrued salary owed to him. During the second quarter of 2021, Mr. Simpson exercised stock options to purchase 93,750 non-trading, restricted shares at $0.16 per share and the total exercise price of $15,000 reduced the accrued salary owed to him.

During the nine months ended September 30, 2020, 603,000 shares of Non-trading, Restricted Common Stock were issued to the CEO for the stock portion of his compensation. During the first nine months of 2020, Mr. Simpson exercised stock options to purchase 156,250 non-trading, restricted shares at $0.16 per share and the total exercise price of $25,000 reduced the accrued salary owed to him.

Outstanding Option Awards at September 30

The following table sets forth information regarding stock options held by executive officers at September 30.

		Common stock underlying	Option awards
Name	Year	exercisable options	Expiration date	Exercise price
Glenn Simpson	2021	318,108	4/6/2024	$0.16
	2020	505,608	4/6/2024	$0.16

On September 24, 2021, the Company extended the expiration date of the options granted to Mr. Glenn Simpson from expiring an April 6, 2022 to April 6, 2024.

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

Director Compensation

The non-employee directors did not receive cash compensation for serving as such, for serving on committees (if any) of the Board of Directors or for special assignments. Board members are not reimbursed for expenses incurred in connection with attending meetings. During the nine months ended September 30, 2021, there were no arrangements that resulted in our making payments to any of our non-employee directors for any services provided to us by them as directors.

ITEM 9. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock known by us as of September 30, 2021 by:

●	each director;
●	each named executive officer; and
●	all directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our Common Stock owned by them, except to the extent such power may be shared with a spouse.

Name	Shares	Options	Strike Price	Expiration Date	Percent of Common Stock and Options (1)
Glenn Simpson	12,578,676				41%
Glenn Simpson		318,108	$0.16	4/6/2024	1%
Total – Glenn Simpson	12,578,676	318,108			42%
Chairman and CEO
Diane Cudia	490,833				2%
Corporate Controller
Jeffrey Devlin	531,286				2%
Director
All Officers and Directors as a group (3 persons)	13,600,795	318,108			46%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options currently exercisable or convertible, or exercisable or convertible within 60 days of September 30, 2021 are deemed outstanding for computing the percentage of the person holding such option but are not deemed outstanding for computing the percentage of any other person.

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

MOJO ORGANICS, INC.

Dated: November 15, 2021	By:	/s/ Glenn Simpson
Glenn Simpson Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)

