Form 10-K
period 2021-12-31
MOJO Organics, Inc.
filed 2022-02-17
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2021

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

Yes ☐ No ☒

As of June 30, 2021 (the last day of the registrant’s most recently completed second quarter), the aggregate market value of the registrant’s common stock (based on its reported last sale price on such date of $0.168 per share) held by non-affiliates of the registrant was $1,966,263.

On February 17, 2022 there were 30,661,080 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

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

All references in this Annual Report on Form 10-K to “MOJO,” “MOJO Organics,” the “Company,” “we,” “us” or “our” mean MOJO Organics, Inc.

PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

MOJO Organics, Inc. (“MOJO”) is a Delaware corporation headquartered in Jersey City, NJ. The Company’s business is new product development, beverage production, marketing, distribution and the sale of beverages that are, Non-GMO Project verified, and USDA Organic. The Company’s flagship product is MOJO Coconut Water. In addition to Coconut Water, the Company produces Sparkling Coconut Water, Coconut Water + Mango Juice and Coconut Water + Pineapple Juice and USDA Organic Coconut Water. We seek to grow the market share of our products by expanding our hybrid distribution network through the relationships and efforts of our management, third party partners and our broker network, and add new products and packaging including pH7 water (pH is a scale of acidity) and energy beverages which are the two largest sectors of the beverage industry. The Company packages its beverages in 100% recyclable, Eco-Friendly packaging. The packaging has a low impact on the environment when recycled.

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

Employees

As of December 31, 2021, the Company had two employees. The Company also uses the services of contractors, consultants and other third-parties. We contract with food brokers to represent our products to specific specialized sales channels. We utilize the services of direct sales and distribution companies that deliver and sell our products to their customers. We contract with manufacturing facilities to produce our products and outsource the storage and transportation of our products.

CORPORATE HISTORY AND DEVELOPMENT

The Company was incorporated in 2007 and began producing MOJO branded products in 2016. MOJO Organics Inc is headquartered in Jersey City, and our internet site is www.MojoOrganicsInc.com. MOJO’s stock is traded on the OTC Markets under the symbol MOJO.

ITEM 2. RISK FACTORS

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

The nonalcoholic beverage segment of the beverage industry is competitive. We compete with numerous beverage companies, including those marketing similar products. All beverages’ companies are competing for stomach share on a daily basis which is approximately 64 oz. of fluid per day, per person. Our success depends on our ability to secure distribution channels for our products, our ability to make consumers aware of our products and the appeal of our products to consumers.

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

We use independent bottlers for the production of our products. Accordingly, we are dependent on the bottlers and their ability to meet production demands and to achieve product quality. We play an active role in the production of our beverages, which includes but is not limited to developing our formulations, maintaining control over the labeling and packaging of our beverages, and packaging and function of our packaging and correct FDA labeling. We also review and monitor the safety certifications of the factories including their status with the United States Food and Drug Administration. We also inspect the warehouses that our products are stored in, and monitor the trucking companies that deliver our goods.

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

ITEM 3. UNRESOLVED STAFF COMMENTS

None

ITEM 4. LEGAL PROCEEDINGS

We are not a party to any legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against the Company in all material aspects. We could from time to time become a party to various legal or administrative proceedings arising in the course of our business.

ITEM 5. MINE SAFETY DISCLOSURE

None

PART II

ITEM 6. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is currently quoted on the OTCQB under the symbol MOJO.

For the period January 1, 2020 to December 31, 2021, the following table sets forth the high and low closing bid prices by quarter, based upon information obtained from inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:

	High	Low	VWAP*	Shares Traded
Fourth Quarter 2021	$0.18	$0.06	$0.11	427,674
Third Quarter 2021	$0.18	$0.10	$0.15	133,304
Second Quarter 2021	$0.21	$0.13	$0.16	500,436
First Quarter 2021	$1.00	$0.07	$0.21	1,465,729

Fourth Quarter 2020	$0.19	$0.07	$0.10	518,513
Third Quarter 2020	$0.17	$0.06	$0.10	484,154
Second Quarter 2020	$0.20	$0.07	$0.12	471,884
First Quarter 2020	$0.29	$0.06	$0.19	133,688

*Volume weighted average shares

Holders

As of December 31, 2021, there were 31,097,580 shares of Common Stock issued and outstanding held by 944 shareholders of record.

Dividends

The Company has not declared a cash dividend with respect to its Common Stock. Future payment of dividends is within the discretion of the Board of Directors and will depend on earnings, capital requirements, financial condition and other relevant factors.

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

There were no sales of unregistered securities during the years ended December 31, 2021 and 2020.

Issuer Purchases of Equity Securities

During the year ended December 31, 2021, the Company repurchased 765,826 shares of MOJO Restricted Common Stock from shareholders at a total cost of $107,215. The shares were cancelled.

During the year ended December 31, 2020, the Company repurchased 125,000 shares of MOJO Restricted Common Stock from shareholders at a total cost of $15,050. The shares were cancelled.

ITEM 7. SELECTED FINANCIAL DATA

None

ITEM 8. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

●	Significant Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations — Analysis of our financial results comparing the year ended December 31, 2021 to 2020.

●	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

Results of Operations

Years Ended December 31, 2021 and 2020

Revenue

For the year ended December 31, 2021, the Company reported revenue of $1,918,882 an increase of $176,963 from revenue of $1,741,919 for the year ended December 31, 2020. The increase in revenue was primarily due to the strong sales for the MOJO Organic Coconut Water 1Liter product coupled with an increase in cases sold for the other MOJO branded products.

Cost of Revenue

Cost of revenue includes finished goods purchase costs, production costs, raw material costs and freight in costs. Also included in cost of revenue are adjustments made to inventory carrying amounts, including markdowns to market.

For the twelve months ended December 31, 2021, cost of revenue was $1,069,844 or 56% of revenue. For the twelve months ended December 31, 2020, cost of revenue was $917,639 or 53% of revenue. The 3% increase in cost of revenue was primarily due to the higher costs of ocean freight compared to last year.

Operating Expenses

For the year ended December 31, 2021, the selling, general and administrative expenses was $844,654 a decrease of $65,564 from the year ended December 31, 2020 of $910,218.

This decrease in operating expenses was primarily due to lower selling expenses and professional fees. Office expenses and marketing fees also decreased compared to the same period last year. Selling expenses decreased by $27,865 compared while professional fees decreased by $12,068 compared to the year ended December 31, 2020. Office expenses including rent expense amounted to $20,096 for the year ended December 31, 2021 compared to $35,904 for the year ended December 31, 2020. Marketing fees decreased by $9,484 compared to the same period last year.

Net Income/(Loss)

For the year ended December 31, 2021, the net income was $39,892 a $123,610 improvement from a net loss of ($83,719) for the year ended December 31, 2020.

Liquidity and Capital Resources

Liquidity

As of December 31, 2021, the Company had working capital of $370,552 Net cash provided by operating activities was $103,463 for the year ended December 31, 2021, compared to net cash used in operating activities for the year ended December 31, 2020 of $26,203. Net cash used in financing activities was $107,215 for the year ended December 31, 2021 compared to net cash provided by financing activities of $20,458 for the year ended December 31, 2020. Net cash was used in financing activities to repurchase MOJO Restricted Common Stock for the year ended December 31, 2021.

Working Capital Needs

Our working capital requirements increase as demand grows for our products. During 2021 and 2020, the Company did not require additional funding. If the Company requires additional working capital during the next twelve months, it may seek to raise additional funds. Financing transactions may include the issuance of equity, debt securities and obtaining credit facilities.

OFF BALANCE SHEET ARRANGEMENTS

None

ITEM 9. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

None

ITEM 10. FINANCIAL STATEMENTS

The audited financial statements are included beginning immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

ITEM 11. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 12. CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 13. OTHER INFORMATION

None

PART III

ITEM 14. DIRECTORS, EXECUTIVE OFFICER, AND CORPORATE GOVERNANCE

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

ITEM 15. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or earned by each of our named executive officers (as defined under SEC rules).

Name and Principal Position	Year	Salary
Glenn Simpson, Chairman & CEO	2021	$180,868	(1)
	2020	$164,788	(1)

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

During the year ended December 31, 2021, 804,000 shares of Non-trading, Restricted Common Stock were issued to Mr. Simpson for the stock portion of his compensation. During the year 2021, Mr. Simpson exercised stock options to purchase 187,500 non-trading, restricted shares for a total exercise price of $30,000. This reduced the accrued salary owed to him.

During the year ended December 31, 2020, 804,000 shares of Non-trading, Restricted Common Stock were issued to the Mr. Simpson for the stock portion of his compensation. During the year 2020, Mr. Simpson exercised stock options to purchase 156,250 non-trading, restricted shares for a total exercise price of $25,000. This reduced the accrued salary owed to him.

Employment Agreements

The “Simpson Agreement” is the only employment agreement in effect as of December 31, 2021. See discussion above.

Outstanding Option Awards at December 31

The following table sets forth information regarding stock options held by executive officers at December 31.

		Common stock underlying
Name	Year	exercisable options	Expiration date	Exercise price
Glenn Simpson	2021	318,108	4/6/2024	$0.16
	2020	505,608	4/6/2024	$0.16

Option Exercises in 2021 and 2020

During the year ended December 31, 2021, Mr. Simpson exercised options to purchase 187,500 Restricted and Non-Trading shares. The total exercise value was $30,000 and this reduced the accrued salary payable to Mr. Simpson to $0.

During the year ended December 31, 2020, Mr. Simpson exercised options to purchase 156,250 Restricted and Non-Trading shares. The total exercise value was $25,000 and this reduced the accrued salary payable to Mr. Simpson to $0.

Director Compensation

The non-employee director did not receive cash compensation for serving as such, for serving on committees (if any) of the Board of Directors or for special assignments. Board members are not reimbursed for expenses incurred in connection with attending meetings.

ITEM 16. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock known by us as of December 31, 2021 by:

●	each director;
●	each named executive officer; and
●	all directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our Common Stock owned by them, except to the extent such power may be shared with a spouse.

Name	Shares	Options	Strike Price	Expiration Date	Percent of Common Stock and Options (1)
Glenn Simpson	12,779,676				41%
Glenn Simpson		318,108	$0.16	4/6/2024	1%
Total – Glenn Simpson	12,779,676	318,108			42%
Chairman and CEO
Diane Cudia	583,833				2%
Corporate Controller
Jeffrey Devlin	561,286				2%
Director
All Officers and Directors as a group (3 persons)	13,924,295	318,108			46%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2021 are deemed outstanding for computing the percentage of the person holding such option but are not deemed outstanding for computing the percentage of any other person.

ITEM 17. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 18. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fee

The aggregate fees billed to the Company for services rendered in connection with the years ended December 31, 2021 and 2020 are set forth in the table below:

Fee Category	2021	2020
Fee for quarterly review	$15,000	$24,750
Consent fee to use prior year report	-	5,000
Fee for annual audit	23,000	23,000
Total Audit Fee	$38,000	$52,750

Audit fee consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

For the year ended December 31, 2021, total audit fee represents fees billed by Boyle CPA. For the year ended December 31, 2020, quarterly review and consent fee represent fees billed by the previous auditor MSPC, and the annual audit fee represent fees billed by Boyle CPA.

Audit Committee’s Pre-Approval Practice

We do not have an audit committee. Our board of directors has approved the services described above.

ITEM 19. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

The financial statements of MOJO Organics, Inc. are listed on the Index to Financial Statements on this annual report on Form 10-K beginning on page F-1.

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description
3.1	3.1	Certificate of Incorporation of MOJO Shopping, Inc. (2)
3.2	3.1	Amendment to Certificate of Incorporation of MOJO Ventures, Inc. (3)
3.3	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Ventures, Inc. (4)
3.4	3.4	Articles of Merger (1)
3.5	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Organics, Inc. (6)
3.6	3.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (7)
3.7	3.1	Amended and Restated Bylaws of MOJO Ventures, Inc. (5)
3.8	3.8	Amendment No. 1 to Amended and Restated Bylaws of MOJO Organics, Inc. (8)
3.9	3.1	Certificate of Amendment (10)
16.1	16.1	Letter from MSPC Certified Public Accountants and Advisors, P.C. (9)
31.1	31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the Securities and Exchange Commission (the “SEC”) on May 18, 2011.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 as an exhibit, numbered as indicated above, filed with the SEC on December 19, 2007.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on May 4, 2011.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on January 4, 2012.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on October 31, 2011.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on April 2, 2013.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on February 1, 2013.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 10-K as an exhibit, numbered as indicated above, filed with the SEC on September 24, 2013.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on October 23, 2015.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on July 1, 2021.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOJO ORGANICS, INC.

Dated: February 17, 2022	By:	/s/ Glenn Simpson
Glenn Simpson, Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Glenn Simpson	Director, Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)	February 17, 2022
Glenn Simpson

/s/ Diane Cudia	Corporate Controller (Principal Accounting Officer)	February 17, 2022
Diane Cudia

PART IV - FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Boyle CPA, LLC

Certified Public Accountants & Consultants

To the Shareholders and Board of Directors of MOJO Organics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of MOJO Organics, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Stock Issued for Services

During the year ended December 31, 2021, the Company recognized $187,963 in expenses related to stock issued for services. As discussed in Notes 3 and 4, the Company has issued stock to Management under an employment agreement and periodically issued other shares for services. Shares issued for services are recorded at their fair value on their measurement dates based upon prices on OTC markets.

Our audit procedures to evaluate the appropriateness and accuracy of the accounting and fair value determined by management included reviewing the agreements and selected documentation supporting the issuances as well as recomputing the valuations made by Management by examining the prices from third party sources.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2020
Red Bank, NJ
(PCAOB: 6285)
February 16, 2022

331 Newman Springs Road	P (732) 784-1582
Building 1, 4th Floor, Suite 143	F (732) 510-0665

MOJO ORGANICS, INC.

Statements of Operations

For the Years Ended December 31, 2021 and 2020

	2021	2020
Revenue	$1,918,882	$1,741,919
Cost of Revenue	1,069,844	917,639
Gross Profit	849,038	824,279

Operating Expenses
Selling, general and administrative	844,654	910,218
Income/(Loss) from Operations	4,384	(85,938)
Other Income	35,508	2,219
Income/Loss Before Provision for Income Taxes	39,892	(83,719)
Provision for Income Taxes	-	-
Net Income/ Loss	$39,892	$(83,719)
Net loss per common share, basic and diluted	$0.00	0.00
Weighted average number of common shares outstanding, basic and diluted	31,080,518	30,037,847

The accompanying notes are an integral part of these financial statements.

MOJO ORGANICS, INC.

Balance Sheets

As of December 31, 2021 and 2020

	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,481	$50,233
Accounts receivable, net	108,635	73,562
Inventory	234,566	174,171
Supplier deposits	28,000	24,000
Prepaid expenses	11,702	15,104
Security deposit	113	4,518
Total Current Assets	$429,497	$341,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$58,944	56,167
Accrued payroll to related parties	-	-
SBA Loans	-	35,508
Total Current Liabilities	58,944	91,675

STOCKHOLDERS’ EQUITY
Common stock, 40,000,000 shares authorized at $0.001 par value, 31,097,580 and 30,610,240 shares issued and outstanding, at December 31, 2021 and December 31, 2020, respectively	31,098	30,611
Additional paid in capital	23,729,900	23,649,639
Accumulated deficit	(23,390,445)	(23,430,337)
Total Stockholders’ Equity	370,553	249,913
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$429,497	$341,588

The accompanying notes are an integral part of these financial statements.

MOJO ORGANICS, INC.

Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2021 and 2020

	Common Stock		Additional Paid-In	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2020	29,351,294	$29,352	23,488,626	$(23,346,618)	$171,360
Stock issued to Directors and employees	1,383,946	1,384	175,938	-	177,322
Stock retired to treasury	(125,000)	(125)	(14,925)	-	(15,050)
Net Loss	-	-	-	(83,719)	(83,719)
Balance, December 31, 2020	30,610,240	$30,611	$23,649,639	$(23,430,337)	$249,913
Stock issued to Directors and employees	1,253,166	1,253	186,710	-	187,963
Stock retired to treasury	(765,826)	(766)	(106,449)	-	(107,215)
Net Income	-	-	-	39,892	39,892
Balance, December 31, 2021	31,097,580	$31,098	$23,729,900	$(23,390,445)	$370,553

The accompanying notes are an integral part of these financial statements.

MOJO ORGANICS, INC.

Statements of Cash Flows

For the Years Ended December 31, 2021 and 2020

	2021	2020
Cash flows from operating activities:
Net Income/ Loss	$39,892	$(83,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock and warrants issued to directors and employees	187,963	177,322
SBA Loan Forgiveness	(35,508)	-
Changes in assets and liabilities:
(Increase)/Decrease in accounts receivable	(35,073)	1,525
(Increase)/Decrease in inventory	(60,395)	1,548
Increase in supplier deposits	(4,000)	(12,461)
Decrease/(Increase) in prepaid expenses	7,807	(337)
Increase/(Decrease) in accounts payable and accrued expenses	2,777	(84,687)
Decrease in accrued payroll to officers	-	(25,394)
Net cash provided by/(used in) operating activities	103,463	(26,203)
Net cash provided by/ (used in) financing activities:
Proceeds from SBA Loan	-	35,508
Shares repurchased for cancellation	(107,215)	(15,050)
Net cash provided by/ (used in) financing activities	(107,215)	20,458

Net (decrease)/increase in cash and cash equivalents	(3,752)	(5,745)
Cash and cash equivalents at beginning of period	50,233	55,978
Cash and cash equivalents at end of periods	$46,481	$50,233

Summary of non-cash investing and financing activity: During the twelve-month period ended December 31, 2021 the Company issued a total of 1,253,166 Restricted and Non-Trading shares with an implied value of $187,963 to directors and officers to settle obligations payable.

The accompanying notes are an integral part of these financial statements.

MOJO ORGANICS, INC.

Notes to Financial Statements

December 31 2021 and 2020

NOTE 1 – BUSINESS

Overview

MOJO Organics, Inc. (“MOJO”) is a Delaware corporation headquartered in Jersey City, NJ. The Company’s business is new product development, beverage production, marketing, distribution and the sale of beverages that are, Non-GMO Project verified, and USDA Organic. The Company’s flagship product is MOJO Coconut Water. In addition to Coconut Water, the Company produces Sparkling Coconut Water, Coconut Water + Mango Juice and Coconut Water + Pineapple Juice and USDA Organic Coconut Water. We seek to grow the market share of our products by expanding our hybrid distribution network through the relationships and efforts of our management, third party partners and our broker network, and add new products and packaging including pH7 water (pH is a scale of acidity) and energy beverages which are the two largest sectors of the beverage industry. The Company packages its beverages in 100% recyclable, Eco-Friendly packaging. The packaging has a low impact on the environment when recycled.

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

Cash and Cash Equivalents

Cash equivalents include investment instruments and time deposits purchased with a maturity of three months or less. As of December 31, 2021, and December 31, 2020, the Company did not have any cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of December 31, 2021 and 2020 was zero.

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

The following potentially dilutive securities have been excluded from the computation of weighted average shares outstanding as they would have had an anti-dilutive impact on the Company’s net income/(loss) per common share:

		Expiration	Days to	Exercise	As of December 31,
	Issued To	Date	Expiration	Price	2021	2020
Shares underlying options outstanding	Glenn Simpson	4/6/2024	827	$0.16	318,108	505,608

Income Taxes

The Net Operating Loss Carryforwards for federal taxes was $3,746,752 at December 31, 2021 and $3,746,752 for the State of New Jersey. The Deferred Tax Assets for federal taxes was $786,818 at December 31, 2021 and $337,208 for the State of New Jersey. The total Deferred Tax Assets was $1,124,026 at December 31, 2021. The Deferred Tax assets have been fully reserved by valuation allowances beyond that portion which is expected to offset current taxes. As of December 31, 2021, the Company’s Federal income tax payable would be $39,632 and State Income Tax payable would be $16,985 if this had not been offset by the deferred tax assets.

The Company provides for income taxes using the asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company did not have a deferred tax liability at December 31, 2021 and December 31, 2020.

As of December 31, 2021, and December 31, 2020, the Company had no accrued interest or penalties because there were none. The Company had no Federal or State tax examinations in the past nor does it have any at the current time.

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

The term of the Agreement is through April 1, 2025. In the event that the Agreement is terminated for good reason, the Company shall pay Mr. Simpson any accrued but unpaid salary for services rendered to the date of termination, and an amount equal to the salary at the time of termination, payable for the remainder of the current term. As of December 31, 2021, there are 39 months remaining on the Agreement. The Company’s liability on the remainder of the Agreement is $195,000 for the cash portion of Mr. Simpson’s salary, and 2,613,000 shares of non-trading, restricted Common Stock.

During the year ended December 31, 2021, the Mr. Simpson was issued 804,000 Restricted and Non-Trading shares of Common Stock under the terms of the Agreement for the stock portion of his compensation. Refer to Note 4 – Restricted Stock Issuances.

NOTE 4 – STOCKHOLDERS’ EQUITY

In June 2021, the Company decreased its Authorized Shares from 190,000,000 to 40,000,000 shares. This was a reduction of 150,000,000 in Authorized Shares. As of December 31, 2021 there are 31,097,580 shares outstanding and no other classes of stock.

Restricted Stock Issuances

During the year ended December 31, 2021, 1,253,166 shares of Restricted and Non-Trading Common Stock were issued to Directors and Officers of the Company. These shares have full voting rights but are restricted for sale and transfer. Mr. Simpson exercised options to purchase 187,500 shares at $0.16 per share for a total exercise price of $30,000 which reduced the accrued salary payable to Mr. Simpson by the same amount.

Mr. Simpson was also issued 804,000 shares of Restricted and Non-Trading Common Stock for the stock portion of his annual salary. Mr. Devlin was issued 68,333 shares of Restricted and Non-Trading Common Stock as an award for continuing to serve as a Director of the Company. Ms. Cudia was issued 193,333 shares of Restricted and Non-Trading Common Stock for her annual stock bonus. The value of these shares was recorded as a component of compensation expense.

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

On June 27, 2014, the Company terminated the agreement. Empire Stock Transfer, Inc, the Company’s transfer agent was directed to process cancellation requests regarding the certificates listed below. The Board of Directors approved the Company’s irrevocable agreement to indemnify the Transfer Agent for all loss, liability or expense in carrying out the authority and direction contained on the terms of the Unanimous Written Consent to terminate the Thompson Agreement. The Transfer Agent shall maintain the right to uphold the transfer in the event of forgery. (Ian Thompson has not complied with the Company’s demand to have the physical certificates returned.) It is the Company’s position that this cancellation reduces the number of shares outstanding by 367,204.

Certificates	Registered To	No. of Shares	Status
605	Ian Thompson	50,000	Cancelled
606	Ian Thompson	50,000	Cancelled
607	Ian Thompson	50,000	Cancelled
608	Ian Thompson	50,000	Cancelled
610	Ian Thompson	167,204	Cancelled

Stock Purchased for Cancellation

During the year ended December 31, 2021 the Company purchased 765,826 shares of its Restricted Common Stock from shareholders at a cost of $765,826. The shares were cancelled.

During the year ended December 31, 2020 the Company purchased 125,000 shares of its Restricted Common Stock from shareholders at a cost of $14,050. The shares were cancelled.

NOTE 5 – STOCK OPTION

On September 24, 2021, the Company extended the expiration date of the options granted to Mr. Glenn Simpson from April 6, 2022 to April 6, 2024.

During the year ended December 31, 2021, Mr. Simpson exercised options to purchase 187,500 shares of Restricted and Non-Trading shares at $0.16 per share. The total exercise value was $30,000 and this reduced the accrued salary payable to Mr. Simpson to $0.

During the year ended December 31, 2020, Mr. Simpson exercised options to purchase 156,250 shares of Restricted and Non-Trading shares at $0.16 per share. The total exercise value was $25,000 and this reduced the accrued salary payable to Mr. Simpson to $0.

The following table summarizes stock option activity:

	Issued To	Expiration Date	Days to Expiration	Exercise Price	Options
Outstanding, December 31, 2020	Glenn Simpson	4/6/2024	1192	$0.16	505,608
Exercised	Glenn Simpson	4/6/2024	1053	$0.16	(187,500)
Exercisable, December 31, 2021	Glenn Simpson	4/6/2024	827	$0.16	318,108

During the years ended December 31, 2021 and 2020, compensation expense related to stock options was $0. As of December 31, 2021, there was no unrecognized compensation cost related to non-vested stock options.

NOTE 6 – CONCENTRATIONS

Major Customers

During the year ended December 31, 2021, the Company had three customers that accounted for 83% of revenue. The increase in the concentration percentage is due to the shutdown of customers that were affected by the COVID-19 mandated closures. Accounts receivable at December 31, 2021 from these three customers amounted to $101,635. For the year ended December 31, 2020, there were three major customers accounting for 80% of total revenue.

Major Suppliers

During the year ended December 31, 2021, the Company purchased its inventory from two suppliers. The Company has established relationships with other suppliers which management believes could meet its needs on similar terms. Accounts payable at December 31, 2021 to both suppliers were $31,871.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2021, Mr. Simpson exercised 187,500 stock options at an exercise price of $0.16. The Company issued 187,500 Restricted and Non-Trading shares of Common Stock, and the accrued payroll owed to him was reduced by $30,000.

During the year ended December 31, 2020 Mr. Simpson exercised 156,250 stock options at an exercise price of $0.16. The Company issued 156,250 Restricted and Non-Trading shares of Common Stock, and the accrued payroll owed to him was reduced by $25,000.

NOTE 8 – SBA LOANS “CARES ACT”

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

NOTE 9 – SUBSEQUENT EVENTS

In January 2022, the Company purchased 750,000 shares of its Restricted Common Stock at a cost of $101,250. The shares were cancelled.

