Form 10-Q
period 2022-03-31
MOJO Organics, Inc.
filed 2022-05-16
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2022

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

Yes ☐ No ☒

On March 31, 2022, there were 31,711,080 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

MOJO ORGANICS, INC.

Condensed Balance Sheets (Unaudited)

As of March 31, 2022 and December 31, 2021

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,686	$46,481
Accounts receivable, net	113,506	108,635
Inventory	364,065	234,566
Supplier deposits	40,000	28,000
Prepaid expenses	10,320	11,702
Security deposit	113	113
Total Current Assets	$552,690	$429,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$179,359	$58,944
Related party loans	127,402	-
SBA Loans	-	-
Total Current Liabilities	306,761	58,944

STOCKHOLDERS’ EQUITY
Common stock, 40,000,000 shares authorized at $0.001 par value, 31,711,080 and 31,097,580 shares issued and outstanding, at March 31, 2022 and December 31, 2021, respectively	31,711	31,098
Additional paid in capital	23,740,042	23,729,900
Accumulated deficit	(23,525,824)	(23,390,445)
Total Stockholders’ Equity	245,929	370,553
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$552,690	$429,497

The accompanying notes are an integral part of these financial statements.

MOJO ORGANICS, INC.

Condensed Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2022 and 2021

	2022	2021
Revenue	$379,657	$403,766
Cost of Revenue	232,584	208,401
Gross Profit	147,073	195,365

Operating Expenses
Selling, general and administrative	281,566	218,230
(Loss)/Income from Operations	(134,493)	(22,865)
Other (Expense)/ Income	(886)	35,508
(Loss)/ Income Before Provision for Income Taxes	(135,379)	12,643
Benefit/(Provision) for Income Taxes	-	-
Net Income/(Loss)	$(135,379)	$12,643
Net Income/(Loss) per common share, basic and diluted	$0.00	$0.00
Weighted average number of common shares outstanding, basic and diluted	31,025,790	30,809,598

The accompanying notes are an integral part of these condensed financial statements.

MOJO ORGANICS, INC.

Condensed Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2022 and 2021

	2022	2021
Cash flows from operating activities:
Net income/(loss)	$(135,379)	$12,643
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued to directors and employees	112,005	50,175
SBA Loan Forgiveness	-	(35,508)
Changes in assets and liabilities:
Increase in accounts receivable	(4,871)	(20,009)
Increase in inventory	(129,499)	(88,460)
Increase in supplier deposits	(12,000)	(33,000)
Decrease in prepaid expenses and security deposit	1,382	4,738
Increase in accounts payable and accrued expenses	120,817	81,949
Increase in accrued payroll to officers	-	8,886
Net cash used in operating activities	(47,545)	(18,586)
Net cash provided by/ (used in) financing activities:
Proceeds from related party loan	192,000
Repayments of from related party loan	(65,000)
Shares repurchased for cancellation	(101,250)	-
Net cash provided by financing activities	25,750	-

Net decrease in cash and cash equivalents	(21,795)	(18,586)
Cash and cash equivalents at beginning of period	46,481	50,233
Cash and cash equivalents at end of periods	$24,686	$31,647

Summary of non-cash investing and financing activity: During the three-month period ended March 31, 2022 the Company issued a total of 1,363,500 Restricted and Non-Trading shares with an implied value of $112,005 to directors and officers to settle obligations payable.

The accompanying notes are an integral part of these financial statements.

MOJO ORGANICS, INC.

Condensed Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2022

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	31,097,580	$31,098	$23,729,900	$(23,390,445)	$370,553
Stock issued to Directors and employees	1,363,500	1,363	110,642	-	112,005
Stock repurchased and returned to Treasury	(750,000)	(750)	(100,500)	-	(101,250)
Net Loss	-	-	-	(135,379)	(135,379)
Balance, March 31, 2022	31,711,080	$31,711	$23,740,042	$(23,525,824)	$245,929

The accompanying notes are an integral part of these financial statements.

MOJO ORGANICS, INC.

Notes to Condensed Financial Statements (Unaudited)

March 31, 2022

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

.

Employees

As of March 31, 2022, the Company had two employees. The Company also uses the services of contractors, consultants and other third-parties. We contract with food brokers to represent our products to specific specialized sales channels. We utilize the services of direct sales and distribution companies that deliver and sell our products to their customers. We contract with manufacturing facilities to produce our products and outsource the storage and transportation of our products.

CORPORATE HISTORY AND DEVELOPMENT

The Company was incorporated in 2007 and began producing MOJO branded products in 2016. MOJO Organics Inc is headquartered in Jersey City, New Jersey and our internet site is www.MojoOrganicsInc.com. MOJO’s stock is traded on the OTC Markets under the symbol MOJO.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q and article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited interim condensed financial statements included in this document have been prepared on the same basis as the annual audited financial statements, and in the Company’s opinion, reflect all adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2022 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K.

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

Cash and Cash Equivalents

Cash equivalents include investment instruments and time deposits purchased with a maturity of three months or less. As of March 31, 2022, and March 31, 2021, the Company did not have any cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of March 31, 2022 and 2021 was zero.

Inventory

Inventory, consisting solely of finished goods, are stated at the lower of cost (first-in, first-out method) or net realizable value (“NRV”). If necessary, the Company provides allowances to adjust the carrying value of its inventories to NRV when NRV is below cost. There were no such adjustments in 2022 or 2021.

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

The following potentially dilutive securities have been excluded from the computation of weighted average shares outstanding as they would have had an anti-dilutive impact on the Company’s net income/(loss) per common share:

		Expiration	Days to	Exercise	As of March 31
	Issued To	Date	Expiration	Price	2022	2021
Shares underlying options outstanding	Glenn Simpson	4/6/2024	737	$0.08	318,108	411,858

Income Taxes

The Net Operating Loss Carryforwards for federal taxes was $3,770,126 at March 31, 2022 and $3,770,126 for the State of New Jersey. The Deferred Tax Assets for federal taxes was $791,727 at March 31, 2022 and $339,312 for the State of New Jersey. The total Deferred Tax Assets was $1,131,038 at March 31, 2022. The Deferred Tax assets have been fully reserved by valuation allowances beyond that portion which is expected to offset current taxes. As of March 31, 2022, the Company’s Federal income tax payable and State Income Tax payable is zero.

The Company provides for income taxes using the asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company did not have a deferred tax liability at March 31, 2022 and March 31, 2021.

As of March 31, 2022, and March 31, 2021, the Company had no accrued interest or penalties because there were none. The Company had no Federal or State tax examinations in the past nor does it have any at the current time.

		Deferred Tax Asset as of March 31,
	Tax Rate	2022	2021
Federal	21%	$791,727	$813,250
State of New Jersey	9%	$339,312	$348,539
Total		$1,131,038	1,161,789

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

The term of the Agreement is through April 1, 2025. In the event that the Agreement is terminated for good reason, the Company shall pay Mr. Simpson any accrued but unpaid salary for services rendered to the date of termination, and an amount equal to the salary at the time of termination, payable for the remainder of the current term. As of March 31, 2022, there are 36 months remaining on the Agreement. The Company’s liability on the remainder of the Agreement is $180,000 for the cash portion of Mr. Simpson’s salary, and 2,412,000 shares of non-trading, restricted Common Stock.

During the quarter ended March 31, 2022, the Mr. Simpson was issued 201,000 Restricted and Non-Trading shares of Common Stock under the terms of the Agreement for the stock portion of his compensation. Refer to Note 4 – Restricted Stock Issuances.

NOTE 4 – STOCKHOLDERS’ EQUITY

In June 2021, the Company decreased its Authorized Shares from 190,000,000 to 40,000,000 shares. This was a reduction of 150,000,000 in Authorized Shares. As of March 31, 2022 there are 31,711,080 shares outstanding and no other classes of stock.

Restricted Stock Issuances

During the quarter ended March 31, 2021, 1,363,500 shares of Restricted and Non-Trading Common Stock were issued to Directors and Officers of the Company. These shares have full voting rights but are restricted for sale and transfer.

On February 4, 2022, the board of Directors approved the issuance of 1,050,000 shares of Restricted and Non-Trading Common Stock to Mr. Simpson, Mr. Devlin and Ms. Cudia for their continued service to the Company. Mr. Simpson was issued 700,000 shares of Restricted and Non-Trading Common Stock. Mr. Devlin and Ms. Cudia were each issued 175,000 shares of Restricted and Non-Trading Common Stock. The value of these shares was recorded as a component of compensation expense.

Additionally, Mr. Simpson was issued 201,000 shares of Restricted and Non-Trading Common Stock for the stock portion of his annual salary. Mr. Devlin was issued 37,500 shares of Restricted and Non-Trading Common Stock as for continuing to serve as a Director of the Company. Ms. Cudia was issued 75,000 shares of Restricted and Non-Trading Common Stock for her annual stock bonus. The value of these shares was recorded as a component of compensation expense.

Stock Purchased for Cancellation

During the quarter ended March 31, 2021 the Company purchased 750,000 shares of its Restricted Common Stock from shareholders at a cost of $101,250. The shares were cancelled.

During the year ended December 31, 2021 the Company purchased 765,826 shares of its Restricted Common Stock from shareholders at a cost of $765,826. The shares were cancelled.

NOTE 5 – STOCK OPTIONS

On February 4, 2022, the Company adjusted the exercise price of the options granted to Mr. Simpson from $0.16 per share to $0.08 per share.

On September 24, 2021, the Company extended the expiration date of the options granted to Mr. Simpson from April 6, 2022 to April 6, 2024.

During the year ended December 31, 2021, Mr. Simpson exercised options to purchase 187,500 shares of Restricted and Non-Trading shares at $0.16 per share. The total exercise value was $30,000 and this reduced the accrued salary payable to Mr. Simpson to $0.

The following table summarizes stock option activity:

	Issued To	Expiration Date	Days to Expiration	Exercise Price	Options
Outstanding, December 31, 2021	Glenn Simpson	4/6/2024	827	$0.08	318,108
Exercisable, March 31, 2022	Glenn Simpson	4/6/2024	737	$0.08	318,108

During the three months ended March 31, 2022 and 2021, compensation expense related to stock options was $0. As of March 31, 2022, there was no unrecognized compensation cost related to non-vested stock options.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2022, Mr. Simpson lent $192,000 to the Company. As of March 31, 2022, the loan payable to Mr. Simpson was $127,402.

During the year ended December 31, 2021, Mr. Simpson exercised 187,500 stock options at an exercise price of $0.16. The Company issued 187,500 Restricted and Non-Trading shares of Common Stock, and the accrued payroll owed to him was reduced by $30,000.

NOTE 7 – SBA LOANS “CARES ACT”

In January 2021, the Company received the loan forgiveness decision from the SBA for the loan proceeds under the Paycheck Protection Program. The full amount of the loan amounting $35,508 was forgiven in January 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

●	Significant Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations — Analysis of our financial results comparing the quarter ended March 31, 2022 to 2021.

●	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

Results of Operations

Three Months Ended March 31, 2022 and 2021

Revenue

For the three months ended March 31, 2022, the Company reported revenue of $379,657 a decrease from revenue of $403,766 for the three months ended March 31, 2022. The decrease in revenue was due to fewer cases sold for the quarter ended March 31. 2022 compared to the same period last year. Some of the Company’s products were affected by production and shipping challenges during the first quarter of 2022 because of closures due to COVID-19.

Cost of Revenue

Cost of revenue includes finished goods purchase costs, production costs, raw material costs and freight in costs. Also included in cost of revenue are adjustments made to inventory carrying amounts, including markdowns to market.

For the three months ended March 31, 2022, cost of revenue was $232,584 or 61% of revenue. For the three months ended March 31, 2022, cost of revenue was $208,401 or 52% of revenue. The 9% increase in cost of revenue was due to higher costs of ocean freight compared to the same period last year.

Operating Expenses

For the three months ended March 31, 2022, selling, general and administrative expenses was $281,566 an increase of $63,336 from the three months ended March 31, 2021 of $218,230.

This increase in operating expenses was primarily due to higher compensation expenses resulting from the one-time stock grant that was issued to the employees and directors of the Company. Compensation expenses increased by $75,352 for the three months ended March 31, 2022 compared to the same period last year. This increase is offset by lower office expenses and marketing expenses.

Liquidity and Capital Resources

Liquidity

As of March 31, 2022, the Company had working capital of $245,929. Net cash used in operating activities was $47,947 for the three months ended March 31, 2022, compared to net cash used in operating activities for the three months ended March 31, 2021 of $18,586. Net cash provided by financing activities was $26,152 for the quarter ended March 31, 2022 compared to zero for the quarter ended March 31, 2021. Net cash was provided by financing activities of a related party loan offset by cash used in financing activities to repurchase MOJO Restricted Common Stock for the quarter ended March 31, 2022.

Working Capital Needs

Our working capital requirements increase as demand grows for our products. During the three months ended March 31, 2022 and 2021, the Company did not require additional funding. If the Company requires additional working capital during the next twelve months, it may seek to raise additional funds. Financing transactions may include the issuance of equity, debt securities and obtaining credit facilities.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

For the period January 1, 2021 to March 31, 2022, the following table sets forth the high and low closing bid prices by quarter, based upon information obtained from inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:

	High	Low	VWAP*	Shares Traded
First Quarter 2022	$0.15	$0.08	$0.10	133,354

Fourth Quarter 2021	$0.18	$0.06	$0.11	427,674
Third Quarter 2021	$0.18	$0.10	$0.15	133,304
Second Quarter 2021	$0.21	$0.13	$0.16	500,436
First Quarter 2021	$1.00	$0.07	$0.21	1,465,729

*Volume weighted average price

Holders

As of March 31, 2022, there were 31,711,080 shares issued and outstanding. There were 901 shareholders of record.

Dividends

The Company has not declared a cash dividend with respect to its Common Stock. Future payment of dividends is within the discretion of the Board of Directors and will depend on earnings, capital requirements, financial condition and other relevant factors.

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

There were no sales of unregistered securities during the three months ended March 31, 2022 and 2021.

Issuer Purchases of Equity Securities

During the year quarter ended March 31, 2022, the Company repurchased 750,000 shares of MOJO Restricted Common Stock from shareholders at a total cost of $101,250. The shares were cancelled.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act of 1934, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash only rights) and any changes in that ownership with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the three months ended March 31, 2022 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 8. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or earned by each of our named executive officers (as defined under SEC rules).

Name and Principal Position	Jan 1 to Mar 31	Salary
Glenn Simpson, Chairman & CEO	2022	$91,368	(1)
	2021	$50,175	(1)

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

During the quarter ended March 31, 2022, 201,000 shares of Non-trading, Restricted Common Stock were issued to Mr. Simpson for the stock portion of his compensation. Mr. Simpson was also issued 700,000 shares of Non-Trading Restricted Common Stock as a one-time stock award.

During the quarter ended March 31, 2021, 201,000 shares of Non-trading, Restricted Common Stock were issued to the Mr. Simpson for the stock portion of his compensation. During the year 2021, Mr. Simpson exercised stock options to purchase 187,500 non-trading, restricted shares for a total exercise price of $30,000. This reduced the accrued salary owed to him.

Outstanding Option Awards at March 31

The following table sets forth information regarding stock options held by executive officers at March 31.

		Common stock underlying	Option awards
Name	Year	exercisable options	Expiration date	Exercise price
Glenn Simpson	2022	318,108	4/6/2024	$0.08
	2021	411,858	4/6/2024	$0.08

On February 4, 2022, the Company adjusted the exercise price of the options granted to Mr. Simpson from $0.16 per share to $0.08 per share.

On September 24, 2021, the Company extended the expiration date of the options granted to Mr. Simpson from expiring an April 6, 2022 to April 6, 2024.

Option Exercises in 2022 and 2021

On May 19, 2021, Mr. Simpson exercised options to purchase 93,750 Restricted and Non-Trading shares at $0.16 per share. The total exercise value was $15,000 and this reduced the accrued salary payable to Mr. Simpson to $0.

On March 24, 2021, Mr. Simpson exercised options to purchase 93,750 Restricted and Non-Trading shares at $0.16 per share. The total exercise value was $15,000 and this reduced the accrued salary payable to Mr. Simpson to $0.

Director Compensation

The non-employee director did not receive cash compensation for serving as such, for serving on committees (if any) of the Board of Directors or for special assignments. Board members are not reimbursed for expenses incurred in connection with attending meetings.

ITEM 9. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock known by us as of March 31, 2022 by:

●	each director;
●	each named executive officer; and
●	all directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our Common Stock owned by them, except to the extent such power may be shared with a spouse.

Name	Shares	Options	Strike Price	Expiration Date	Percent of Common Stock and Options (1)
Glenn Simpson	13,680,676				43%
Glenn Simpson		318,108	$0.08	4/6/2024	1%
Total – Glenn Simpson	13,680,676	318,108			44%
Chairman and CEO
Diane Cudia	833,333				3%
Corporate Controller
Jeffrey Devlin	773,786				2%
Director
All Officers and Directors as a group (3 persons)	15,287,795	318,108			49%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2022 are deemed outstanding for computing the percentage of the person holding such option but are not deemed outstanding for computing the percentage of any other person.

PART IV

ITEM 10. EXHIBITS

Financial Statement Schedules

The financial statements of MOJO Organics, Inc. are listed on the Index to Financial Statements on this quarterly report on Form 10-Q beginning on page F-1.

The following Exhibits are being filed with this Quarterly Report on Form 10-Q:

Exhibit No.	SEC Report Reference Number	Description
3.1	3.1	Certificate of Incorporation of MOJO Shopping, Inc. (2)
3.2	3.1	Amendment to Certificate of Incorporation of MOJO Ventures, Inc. (3)
3.3	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Ventures, Inc. (4)
3.4	3.4	Articles of Merger (1)
3.5	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Organics, Inc. (6)
3.6	3.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (7)
3.7	3.1	Amended and Restated Bylaws of MOJO Ventures, Inc. (5)
3.8	3.8	Amendment No. 1 to Amended and Restated Bylaws of MOJO Organics, Inc. (8)
3.9	3.1	Certificate of Amendment (10)
16.1	16.1	Letter from MSPC Certified Public Accountants and Advisors, P.C. (9)
31.1	31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the Securities and Exchange Commission (the “SEC”) on May 18, 2011.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 as an exhibit, numbered as indicated above, filed with the SEC on December 19, 2007.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on May 4, 2011.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on January 4, 2012.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on October 31, 2011.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on April 2, 2013.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on February 1, 2013.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 10-K as an exhibit, numbered as indicated above, filed with the SEC on September 24, 2013.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on October 23, 2015.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on July 1, 2021.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOJO ORGANICS, INC.

Dated: May 16, 2022	By:	/s/ Glenn Simpson
Glenn Simpson Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)

