Form 10-Q
period 2022-06-30
EQUATOR Beverage Co
filed 2022-07-20
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 000-55269

EQUATOR Beverage Company

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

Yes ☐ No ☒

On July 20, 2022, there were 15,678,502 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

EQUATOR BEVERAGE COMPANY

(FORMERLY MOJO ORGANICS, INC.)

Condensed Balance Sheets (Unaudited)

As of June 30, 2022 and December 31, 2021

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,725	$46,481
Accounts receivable, net	166,740	108,635
Inventory	328,811	234,566
Supplier deposits	28,000	28,000
Prepaid expenses	14,456	11,702
Security deposit	113	113
Total Current Assets	$541,845	$429,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$116,165	$58,944
Related party loans	225,000	-
SBA Loans	-	-
Total Current Liabilities	341,165	58,944

STOCKHOLDERS’ EQUITY
Common stock, 20,000,000 shares authorized at $0.001 par value, 15,678,502 and 15,548,790 shares issued and outstanding, at June 30, 2022 and December 31, 2021, respectively	15,679	15,549
Additional paid-in capital	23,713,652	23,745,449
Accumulated deficit	(23,528,651)	(23,390,445)
Total Stockholders’ Equity	200,680	370,553
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$541,845	$429,497

The accompanying notes are an integral part of these financial statements.

EQUATOR BEVERAGE COMPANY

(FORMERLY MOJO ORGANICS, INC.)

Condensed Statements of Operations (Unaudited)

For the Three Months Ended June 30, 2022 and 2021

	2022	2021
Revenue	$541,102	$614,279
Cost of Revenue	352,759	329,567
Gross Profit	188,343	284,712

Operating Expenses
Selling, general and administrative	188,230	203,540
(Loss)/Income from Operations	113	81,172
Other (Expense)/ Income	(2,940)	-
(Loss)/ Income Before Provision for Income Taxes	(2,827)	81,172
Benefit/(Provision) for Income Taxes	-	-
Net Income/(Loss)	$(2,827)	$81,172
Net Income/(Loss) per common share, basic and diluted	$(0.00)	$0.01
Weighted average number of common shares outstanding, basic and diluted	15,810,725	15,680,809

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY

(FORMERLY MOJO ORGANICS, INC.)

Condensed Statements of Operations (Unaudited)

For the Six Months Ended June 30, 2022 and 2021

	2022	2021
Revenue	$920,759	$1,018,045
Cost of Revenue	585,343	537,968
Gross Profit	335,416	480,077

Operating Expenses
Selling, general and administrative	469,796	421,770
(Loss)/Income from Operations	(134,380)	58,307
Other (Expense)/ Income	(3,826)	35,508
(Loss)/ Income Before Provision for Income Taxes	(138,206)	93,815
Benefit/(Provision) for Income Taxes	-	-
Net Income/(Loss)	$(138,206)	$93,815
Net Income/(Loss) per common share, basic and diluted	$(0.01)	$0.01
Weighted average number of common shares outstanding, basic and diluted	15,658,344	15,494,002

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY

(FORMERLY MOJO ORGANICS, INC.)

Condensed Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2022 and 2021

	2022	2021
Cash flows from operating activities:
Net income/(loss)	$(138,206)	$93,815
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued to directors and employees	136,073	110,470
SBA Loan Forgiveness	-	(35,508)
Changes in assets and liabilities:
Increase in accounts receivable	(58,105)	(145,672)
Increase in inventory	(94,245)	(172,174)
Increase in supplier deposits	-	-
(Increase)/Decrease in prepaid expenses and security deposit	(2,754)	8,447
Increase in accounts payable and accrued expenses	57,221	97,743
Increase in accrued payroll to officers	-	-
Net cash used in operating activities	(100,016)	(42,879)
Net cash provided by/ (used in) financing activities:
Proceeds from related party loan	352,000	-
Repayments of from related party loan	(127,000)	-
Proceeds from options exercise	25,448
Shares repurchased for cancellation	(193,188)	-
Net cash provided by financing activities	57,260	-

Net decrease in cash and cash equivalents	(42,756)	(42,879)
Cash and cash equivalents at beginning of period	46,481	50,233
Cash and cash equivalents at end of periods	$3,725	$7,354

Summary of non-cash investing and financing activity: During the six-month period ended June 30, 2022 the Company issued a total of 960,054 Restricted and Non-Trading shares with an implied value of $161,521 to directors and officers to settle obligations payable.

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY

(FORMERLY MOJO ORGANICS, INC.)

Condensed Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three and Six Months Ended June 30, 2022 and 2021

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	15,548,790	$15,549	$23,745,449	$(23,390,445)	$370,553

Stock issued to Directors and employees	681,750	682	111,323	-	112,005
Stock repurchased and returned to Treasury	(375,000)	(375)	(100,875)	-	(101,250)
Net loss	-	-	-	(135,379)	(135,379)
Balance, March 31, 2022	15,855,540	15,856	23,755,897	(23,525,824)	245,929
Stock issued to Directors and employees	119,250	119	23,949	-	24,068
Exercise of stock options	159,054	159	25,289		25,448
Stock repurchased and returned to Treasury	(455,342)	(455)	(91,483)	-	(91,938)
Net Loss	-	-	-	(2,827)	(2,827)
Balance, June 30, 2022	15,678,502	$15,679	$23,713,652	$(23,528,651)	$200,680

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	15,305,120	$15,305	$23,644,945	$(23,430,337)	$249,913

Stock issued to Directors and employees	147,375	147	50,028	-	50,175
Net income	-	-	-	12,643	12,643
Balance, March 31, 2021	15,452,495	15,452	23,714,973	(23,417,694)	312,731
Stock issued to Directors and employees	186,958	187	60,108	-	60,295
Net income	-	-	-	81,172	81,172
Balance, June 30, 2021	15,639,453	$15,639	$23,775,081	$(23,336,522)	$454,198

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY

(FORMERLY MOJO ORGANICS, INC.)

Notes to Condensed Financial Statements (Unaudited)

June 30, 2022

NOTE 1 – BUSINESS

Overview

EQUATOR Beverage Company (formerly MOJO Organics, Inc.) (“MOJO”) is a Delaware corporation headquartered in Jersey City, NJ. The Company’s business is new product development, beverage production, marketing, distribution and the sale of beverages that are, Non-GMO Project verified, and USDA Organic. The Company’s flagship product is MOJO Coconut Water. In addition to Coconut Water, the Company produces Sparkling Coconut Water, Coconut Water + Mango Juice and Coconut Water + Pineapple Juice and USDA Organic Coconut Water. We seek to grow the market share of our products by expanding our hybrid distribution network through the relationships and efforts of our management, third party partners and our broker network, and add new products and packaging including pH7 water (pH is a scale of acidity) and energy beverages which are the two largest sectors of the beverage industry. The Company packages its beverages in 100% recyclable, Eco-Friendly packaging. The packaging has a low impact on the environment when recycled.

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

Employees

As of June 30, 2022, the Company had two employees. The Company also uses the services of contractors, consultants and other third-parties. We contract with food brokers to represent our products to specific specialized sales channels. We utilize the services of direct sales and distribution companies that deliver and sell our products to their customers. We contract with manufacturing facilities to produce our products and outsource the storage and transportation of our products.

CORPORATE HISTORY AND DEVELOPMENT

The Company was incorporated in 2007 and began producing MOJO branded products in 2016. EQUATOR Beverage Company (formerly MOJO Organics Inc) is headquartered in Jersey City, New Jersey and our internet site is www.EquatorBeverage.com. EQUATOR’s stock is traded on the OTC Markets under the symbol MOJO. On June 8, 2022, the Board of Directors and majority stockholder of the Company approved a change of name from MOJO Organics, Inc. to EQUATOR Beverage Company. This change of name was filed with the State of Delaware and became effective July 5, 2022.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q and article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited interim condensed financial statements included in this document have been prepared on the same basis as the annual audited financial statements, and in the Company’s opinion, reflect all adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K.

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

Cash and Cash Equivalents

Cash equivalents include investment instruments and time deposits purchased with a maturity of three months or less. As of June 30, 2022, and June 30, 2021, the Company did not have any cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of June 30, 2022 and 2021 was zero.

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

There are no potentially dilutive securities that have been excluded from the computation of weighted average shares outstanding.

Income Taxes

The Net Operating Loss Carryforwards for federal taxes was $3,748,885, at June 30, 2022 and $3,748,885 for the State of New Jersey. The Deferred Tax Assets for federal taxes was $787,266 at June 30, 2022 and $337,400 for the State of New Jersey. The total Deferred Tax Assets was $1,124,666 at June 30, 2022. The Deferred Tax assets have been fully reserved by valuation allowances beyond that portion which is expected to offset current taxes. As of June 30, 2022, the Company’s Federal income tax payable and State Income Tax payable is zero.

The Company provides for income taxes using the asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company did not have a deferred tax liability at June 30, 2022 and June 30, 2021.

As of June 30, 2022, and June 30, 2021, the Company had no accrued interest or penalties because there were none. The Company had no Federal or State tax examinations in the past nor does it have any at the current time.

		Deferred Tax Asset as of June 30,
	Tax Rate	2022	2021
Federal	21%	$787,266	$783,269
State of New Jersey	9%	$337,400	$335,687
Total		$1,124,666	$1,118,956

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

The term of the Agreement is through April 1, 2025. In the event that the Agreement is terminated for good reason, the Company shall pay Mr. Simpson any accrued but unpaid salary for services rendered to the date of termination, and an amount equal to the salary at the time of termination, payable for the remainder of the current term. As of June 30, 2022, there are 33 months remaining on the Agreement. The Company’s liability on the remainder of the Agreement is $165,000 for the cash portion of Mr. Simpson’s salary, and 2,211,000 shares of non-trading, restricted Common Stock.

During the six months ended June 30, 2022, Mr. Simpson was issued 402,000 Restricted and Non-Trading shares of Common Stock under the terms of the Agreement for the stock portion of his compensation. Refer to Note 4 – Restricted Stock Issuances.

NOTE 4 – STOCKHOLDERS’ EQUITY

In June 2021, the Company decreased its Authorized Shares from 190,000,000 to 40,000,000 shares. This was a reduction of 150,000,000 in Authorized Shares. As of June 30, 2022 there are 15,678,502 shares outstanding and no other classes of stock.

On June 8, 2022, the Board of Directors of the Company approved a prospective amendment to the Fourth Article of the Company’s Articles of Incorporation to decrease the authorized common stock from 40,000,000 shares, par value $0.001, to 20,000,000 shares, par value $0.001. On June 8, 2022, the majority stockholders approved the decrease in authorized shares amendment by written consent, in lieu of a special meeting of the stockholders. On June 8, 2022, the Board of Directors of the Company approved the prospective amendment to the Company’s Articles of Incorporation to effect a 1-for-2 reverse split of the Company’s Common Stock. On June 8, 2022, stockholders of the Company owning a majority of the Company’s outstanding voting stock approved the reverse stock split by written consent, in lieu of a special meeting of the stockholders. The decrease in authorized shares and reverse stock split was approved by FINRA on July 19, 2022 and effective July 20, 2022. All share and per share data has been retroactively adjusted to reflect the reverse stock split.

Restricted Stock Issuances

During the six months ended June 30, 2022, 801,000 shares of Restricted and Non-Trading Common Stock were issued to Directors and Officers of the Company. These shares have full voting rights but are restricted for sale and transfer.

On June 1, 2022, Mr. Simpson exercised his options to purchase 159,054 shares of Restricted and Non-Trading shares at $0.08 per share. The total exercise value was $25,449.

On February 4, 2022, the board of Directors approved the issuance of 525,000 shares of Restricted and Non-Trading Common Stock to Mr. Simpson, Mr. Devlin and Ms. Cudia for their continued service to the Company. Mr. Simpson was issued 350,000 shares of Restricted and Non-Trading Common Stock. Mr. Devlin and Ms. Cudia were each issued 87,500 shares of Restricted and Non-Trading Common Stock. The value of these shares was recorded as a component of compensation expense.

Additionally, Mr. Simpson was issued 201,000 shares of Restricted and Non-Trading Common Stock for the stock portion of his annual salary. Mr. Devlin was issued 37,500 shares of Restricted and Non-Trading Common Stock as for continuing to serve as a Director of the Company. Ms. Cudia was issued 37,500 shares of Restricted and Non-Trading Common Stock for her annual stock bonus. The value of these shares was recorded as a component of compensation expense.

Stock Purchased for Cancellation

During the six months ended June 30, 2022 the Company purchased 830,342 shares of its Restricted Common Stock from shareholders at a cost of $193,187. The shares were cancelled.

During the year ended December 31, 2021 the Company purchased 382,913 shares of its Restricted Common Stock from shareholders at a cost of $765,826. The shares were cancelled.

NOTE 5 – STOCK OPTIONS

On June 1, 2022, Mr. Simpson exercised options to purchase 159,054 shares of Restricted and Non-Trading shares at $0.16 per share. The total exercise value was $25,449.

On February 4, 2022, the Company adjusted the exercise price of the options granted to Mr. Simpson from $0.32 per share to $0.16 per share.

On September 24, 2021, the Company extended the expiration date of the options granted to Mr. Simpson from April 6, 2022 to April 6, 2024.

During the year ended December 31, 2021, Mr. Simpson exercised options to purchase 93,750 shares of Restricted and Non-Trading shares at $0.32 per share. The total exercise value was $30,000 and this reduced the accrued salary payable to Mr. Simpson to $0.

The following table summarizes stock option activity:

	Issued To	Expiration Date	Days to Expiration	Exercise Price	Options
Outstanding, December 31, 2021	Glenn Simpson	4/6/2024	827	$0.16	159,054
Exercised, June 1, 2022	Glenn Simpson	4/6/2024		$0.16	(159,054)
Outstanding, June 30, 2022	Glenn Simpson	4/6/2024		$0.16	-

During the six months ended June 30, 2022 and 2021, compensation expense related to stock options was $0. As of June 30, 2022, there was no unrecognized compensation cost related to non-vested stock options.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2022, Mr. Simpson lent $352,000 to the Company. As of June 30, 2022, the loan payable to Mr. Simpson was $225,000.

On June 1, 2022, Mr. Simpson exercised 159,054 stock options at an exercise price of $0.16. The Company issued 159,054 Restricted and Non-Trading shares of Common Stock in exchange for the total exercise price of $25,449.

During the year ended December 31, 2021, Mr. Simpson exercised 93,750 stock options at an exercise price of $0.32. The Company issued 93,750 Restricted and Non-Trading shares of Common Stock, and the accrued payroll owed to him was reduced by $30,000.

NOTE 7 – SBA LOANS “CARES ACT”

In January 2021, the Company received the loan forgiveness decision from the SBA for the loan proceeds under the Paycheck Protection Program. The full amount of the loan amounting $35,508 was forgiven in January 2021.

NOTE 8 – SUBSEQUENT EVENTS

On July 19, 2022, FINRA approved the 1-for-2 reverse split and the decrease in Authorized shares from 40,000,000 to 20,000,000 shares. The market effective date is July 20, 2022.

On July 5, 2022, the State of Delaware approved the Company’s name change to EQUATOR Beverage Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

●	Significant Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations — Analysis of our financial results comparing the quarter ended June 30, 2022 to 2021.

●	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

COMPANY OVERVIEW

EQUATOR Beverage Company (formerly MOJO Organics, Inc.) (“MOJO”) is a Delaware corporation headquartered in Jersey City, NJ. The Company’s business is new product development, beverage production, marketing, distribution and the sale of beverages that are, Non-GMO Project verified, and USDA Organic. The Company’s flagship product is MOJO Coconut Water. In addition to Coconut Water, the Company produces Sparkling Coconut Water, Coconut Water + Mango Juice and Coconut Water + Pineapple Juice and USDA Organic Coconut Water. We seek to grow the market share of our products by expanding our hybrid distribution network through the relationships and efforts of our management, third party partners and our broker network, and add new products and packaging including pH7 water (pH is a scale of acidity) and energy beverages which are the two largest sectors of the beverage industry. The Company packages its beverages in 100% recyclable, Eco-Friendly packaging. The packaging has a low impact on the environment when recycled.

Results of Operations

Three Months Ended June 30, 2022 and 2021

Revenue

For the three months ended June 30, 2022, the Company reported revenue of $541,102 a decrease from revenue of $614,729 for the three months ended June 30, 2021. The decrease in revenue was due to fewer cases sold for the quarter ended June 30, 2022 compared to the same period last year. Some of the Company’s products were affected by production and shipping challenges during the first quarter of 2022 because of closures due to COVID-19.

Cost of Revenue

Cost of revenue includes finished goods purchase costs, production costs, raw material costs and freight in costs. Also included in cost of revenue are adjustments made to inventory carrying amounts, including markdowns to market.

For the three months ended June 30, 2022, cost of revenue was $352,760 or 65% of revenue. For the three months ended June 30, 2021, cost of revenue was $329,67 or 54% of revenue. The 11% increase in cost of revenue was due to higher costs of product costs, ocean freight and warehousing costs compared to the same period last year.

Operating Expenses

For the three months ended June 30, 2022, selling, general and administrative expenses was $188,229 a decrease of $15,311 from the three months ended June, 2021 of $203,540.

This decrease in operating expenses was primarily due to lower stock compensation expenses as a result of lower EQUATOR stock price. Compensation expenses decreased by $15,209 for the three months ended June 30, 2022 compared to the same period last year.

Six Months Ended June 30, 2022 and 2021

Revenue

For the six months ended June 30, 2022, the Company reported revenue of $920,759 a decrease of $97,286 from revenue of $1,018,045 for the six months ended June 30, 2021. The decrease in revenue was due to fewer cases sold in 2022 compared to the same period last year. Some of the Company’s products were affected by production and shipping challenges during the first six months of 2022 because of closures due to COVID-19 and congestions at the ports.

Cost of Revenue

Cost of revenue includes finished goods purchase costs, production costs, raw material costs and freight in costs. Also included in cost of revenue are adjustments made to inventory carrying amounts, including markdowns to market.

For the six months ended June 30, 2022, cost of revenue was $585,343 or 63% of revenue. For the six months ended June 30, 2021, cost of revenue was $537,968 or 53% of revenue. The 11% increase in cost of revenue was due to higher costs of product, ocean freight and warehousing costs compared to the same period last year.

Operating Expenses

For the six months ended June 30, 2022, selling, general and administrative expenses was $469,796 an increase of $48,026 from the six months ended June 30, 2021 of $421,770.

This increase in operating expenses was primarily due to higher compensation expenses resulting from the one-time stock grant that was issued to the employees and directors of the Company. Compensation expenses increased by $42,343 for the six months ended June 30, 2022 compared to the same period last year. Director’s compensation also increased by $19,742 compared to the same period last year. This increase is offset by lower office expenses and marketing expenses.

Liquidity and Capital Resources

Liquidity

As of June 30, 2022, the Company had working capital of $200,680. Net cash used in operating activities was $100,016 for the six months ended June 30, 2022, compared to net cash used in operating activities for the six months ended June 30, 2021 of $42,879. Net cash provided by financing activities was $57,260 for the six months ended June 30, 2022 compared to zero for the six months ended June 30, 2021. Net cash was provided by financing activities of a related party loan and proceeds from the exercise of stock options, offset by cash used in financing activities to repurchase EQUATOR Restricted Common Stock for the six months ended June 30, 2022.

Working Capital Needs

Our working capital requirements increase as demand grows for our products. During the six months ended June 30, 2022, the Company had net borrowings of $225,000. This was the direct result of supply chain delays in manufacturing and ocean transport times. In 2021, borrowings were zero. Should the Company require additional working capital during the next twelve months, it may seek to raise additional funds. Financing transactions may include the issuance of equity, debt securities and obtaining credit facilities.

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of EQUATOR Beverage Company (formerly MOJO Organics, Inc.) is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f)) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

For the period January 1, 2021 to June 30, 2022, the following table sets forth the high and low closing bid prices by quarter, based upon information obtained from inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:

	High	Low	VWAP*	Shares Traded
Second Quarter 2022	$0.22	$0.14	$0.16	132,619
First Quarter 2022	$0.30	$0.16	$0.20	66,677

Fourth Quarter 2021	$0.36	$0.12	$0.22	213,837
Third Quarter 2021	$0.36	$0.20	$0.30	66,652
Second Quarter 2021	$0.42	$0.26	$0.32	250,218
First Quarter 2021	$2.00	$0.14	$0.42	732,864

*Volume weighted average price

Holders

As of June 30, 2022, there were 15,678,502 shares issued and outstanding. There were 906 shareholders of record.

Dividends

The Company has not declared a cash dividend with respect to its Common Stock. Future payment of dividends is within the discretion of the Board of Directors and will depend on earnings, capital requirements, financial condition and other relevant factors.

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

There were no sales of unregistered securities during the three months ended June 30, 2022 and 2021.

Issuer Purchases of Equity Securities

During the six months ended June 30, 2022, the Company repurchased 830,342 shares of EQUATOR Restricted Common Stock from shareholders at a total cost of $193,187. The shares were cancelled.

During the year ended December 31, 2021, the Company repurchased 382,913 shares of EQUATOR Restricted Common Stock from shareholders at a total cost of $107,215. The shares were cancelled.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

PART III

ITEM 7. DIRECTORS, EXECUTIVE OFFICER, AND CORPORATE GOVERNANCE

Executive Officer and Directors

Below are the names and certain information regarding our current executive officer and directors:

Name	Age	Title	Appointed
Glenn Simpson	70	Chairman and CEO	October 27, 2011
Jeffrey Devlin	75	Director	January 27, 2012

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act of 1934, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash only rights) and any changes in that ownership with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the three months ended June 30, 2022 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 8. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or earned by each of our named executive officers (as defined under SEC rules).

Name and Principal Position	Jan 1 to Jun 30	Salary
Glenn Simpson, Chairman & CEO	2022	$67,922	(1)
	2021	$98,675	(1)

(1) Pursuant his employment agreement (the “Simpson Agreement”), Mr. Simpson is paid a salary of $5,000 per month in cash and the Company is obligated to grant Mr. Simpson 33,500 shares of non-trading, restricted Common Stock per month. Pursuant to this agreement, Mr. Simpson is also entitled to an annual bonus comprised of cash and non-trading, restricted Common shares based on performance goals established by the Board of Directors of the Company. The cash bonus is established at $44,400 per year. The stock bonus is set at 100,000 shares of non-trading, restricted Common Stock per year through March 31, 2025.

During the six months ended June 30, 2022, 201,000 shares of Non-trading, Restricted Common Stock were issued to Mr. Simpson for the stock portion of his compensation. Mr. Simpson was also issued 350,000 shares of Non-Trading Restricted Common Stock as a one-time stock award.

During the six months ended June 30, 2021, 201,000 shares of Non-trading, Restricted Common Stock were issued to the Mr. Simpson for the stock portion of his compensation. During the year 2021, Mr. Simpson exercised stock options to purchase 93,750 non-trading, restricted shares for a total exercise price of $30,000. This reduced the accrued salary owed to him.

Outstanding Option Awards at June 30

The following table sets forth information regarding stock options held by executive officers at June 30.

			Option awards
Name	Year	Common Stock underlying exercisable options	Expiration date	Exercise price
Glenn Simpson	2022	-	4/6/2024	$0.16
	2021	159,054	4/6/2024	$0.16

On February 4, 2022, the Company adjusted the exercise price of the options granted to Mr. Simpson from $0.32 per share to $0.16 per share.

On September 24, 2021, the Company extended the expiration date of the options granted to Mr. Simpson from expiring an April 6, 2022 to April 6, 2024.

Option Exercises in 2022 and 2021

On June 1, 2022, Mr. Simpson exercised options to purchase 159,054 Restricted and Non-Trading shares at $0.16 per share. The total exercise value was $25,449.

On May 19, 2021, Mr. Simpson exercised options to purchase 46,875 Restricted and Non-Trading shares at $0.32 per share. The total exercise value was $15,000 and this reduced the accrued salary payable to Mr. Simpson to $0.

On March 24, 2021, Mr. Simpson exercised options to purchase 46,875 Restricted and Non-Trading shares at $0.32 per share. The total exercise value was $15,000 and this reduced the accrued salary payable to Mr. Simpson to $0.

Director Compensation

The non-employee director did not receive cash compensation for serving as such, for serving on committees (if any) of the Board of Directors or for special assignments. Board members are not reimbursed for expenses incurred in connection with attending meetings.

ITEM 9. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock known by us as of June 30, 2022 by:

●	each director;
●	each named executive officer; and
●	all directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our Common Stock owned by them, except to the extent such power may be shared with a spouse.

Name	Shares	Percent of Common Stock(1)
Glenn Simpson	7,099,892	45%
Chairman and CEO
Diane Cudia	416,667	3%
Corporate Controller
Jeffrey Devlin	405,643	3%
Director
All Officers and Directors as a group (3 persons)	7,922,202	51%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options currently exercisable or convertible, or exercisable or convertible within 60 days of June 30, 2022 are deemed outstanding for computing the percentage of the person holding such option but are not deemed outstanding for computing the percentage of any other person.

PART IV

ITEM 10. EXHIBITS

Financial Statement Schedules

The financial statements of EQUATOR Beverage Company (formerly MOJO Organics, Inc). are listed on the Index to Financial Statements on this quarterly report on Form 10-Q beginning on page F-1.

The following Exhibits are being filed with this Quarterly Report on Form 10-Q:

Exhibit No.	SEC Report Reference Number	Description
3.1	3.1	Certificate of Incorporation of MOJO Shopping, Inc. (2)
3.2	3.1	Amendment to Certificate of Incorporation of MOJO Ventures, Inc. (3)
3.3	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Ventures, Inc. (4)
3.4	3.4	Articles of Merger (1)
3.5	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Organics, Inc. (6)
3.6	3.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (7)
3.7	3.1	Amended and Restated Bylaws of MOJO Ventures, Inc. (5)
3.8	3.8	Amendment No. 1 to Amended and Restated Bylaws of MOJO Organics, Inc. (8)
3.9	3.1	Certificate of Amendment (10)
3.10	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Organics, Inc.(11)
16.1	16.1	Letter from MSPC Certified Public Accountants and Advisors, P.C. (9)
31.1	31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the Securities and Exchange Commission (the “SEC”) on May 18, 2011.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 as an exhibit, numbered as indicated above, filed with the SEC on December 19, 2007.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on May 4, 2011.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on January 4, 2012.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on October 31, 2011.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on April 2, 2013.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on February 1, 2013.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 10-K as an exhibit, numbered as indicated above, filed with the SEC on September 24, 2013.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on October 23, 2015.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on July 1, 2021.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on July 20, 2022.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUATOR BEVERAGE COMPANY (formerly MOJO Organics, Inc.)

Dated: July 20, 2022	By:	/s/ Glenn Simpson
Glenn Simpson Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)

