Form 10-Q
period 2022-09-30
EQUATOR Beverage Co
filed 2022-10-11
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2022

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

Yes ☐ No ☒

On September 30, 2022, there were 15,917,115 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

EQUATOR BEVERAGE COMPANY

Condensed Balance Sheets (Unaudited)

As of September 30, 2022 and December 31, 2021

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,622	$46,481
Accounts receivable, net	256,679	108,635
Inventory	250,810	234,566
Supplier deposits	29,850	28,000
Prepaid expenses	32,266	11,702
Security deposit	113	113
Total Current Assets	$579,340	$429,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$113,158	$58,944
Related party loans	275,000	-
SBA Loans	-	-
Total Current Liabilities	388,158	58,944

STOCKHOLDERS’ EQUITY
Common stock, 20,000,000 shares authorized at $0.001 par value, 15,917,115 and 15,548,790 shares issued and outstanding, at September 30, 2022 and December 31, 2021, respectively	15,917	15,549
Additional paid-in capital	23,737,263	23,745,449
Accumulated deficit	(23,561,999)	(23,390,445)
Total Stockholders’ Equity	191,182	370,553
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$579,340	$429,497

The accompanying notes are an integral part of these financial statements.

EQUATOR BEVERAGE COMPANY

Condensed Statements of Operations (Unaudited)

For the Three Months Ended September 30, 2022 and 2021

	2022	2021
Revenue	$548,973	$477,013
Cost of Revenue	380,864	255,266
Gross Profit	168,109	221,747

Operating Expenses
Selling, general and administrative	198,122	223,571
Loss from Operations	(30,013)	(1,824)
Other Expense	(3,335)	-
Loss Before Provision for Income Taxes	(33,348)	(1,824)
Benefit/(Provision) for Income Taxes	-	-
Net Loss	$(33,348)	$(1,824)
Net Loss per common share, basic and diluted	$0.00	$0.00
Weighted average number of common shares outstanding, basic and diluted	16,092,401	16,000,276

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY

Condensed Statements of Operations (Unaudited)

For the Nine Months Ended September 30, 2022 and 2021

	2022	2021
Revenue	$1,469,732	$1,495,058
Cost of Revenue	966,207	793,234
Gross Profit	503,525	701,824

Operating Expenses
Selling, general and administrative	667,918	645,341
(Loss)/Income from Operations	(164,393)	56,483
Other (Expense)/ Income	(7,161)	35,508
(Loss)/ Income Before Provision for Income Taxes	(171,554)	91,991
Benefit/(Provision) for Income Taxes	-	-
Net (Loss)/Income	$(171,554)	$91,991
Net (Loss)/Income per common share, basic and diluted	$(0.01)	$0.01
Weighted average number of common shares outstanding, basic and diluted	15,732,060	15,593,385

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY

Condensed Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2022 and 2021

	2022	2021
Cash flows from operating activities:
Net income/(loss)	$(171,554)	$91,991
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued to directors and employees	159,923	147,656
SBA Loan Forgiveness	-	(35,508)
Changes in assets and liabilities:
Increase in accounts receivable	(148,044)	(61,351)
Increase in inventory	(16,244)	(171,902)
Increase in supplier deposits	(1,850)	8,000
(Increase)/Decrease in prepaid expenses and security deposit	(20,564)	6,679
Increase in accounts payable and accrued expenses	54,214	112,287
Increase in accrued payroll to officers	-	-
Net cash used in operating activities	(144,119)	97,852
Net cash provided by/ (used in) financing activities:
Proceeds from related party loan	295,000	-
Repayments of from related party loan	(20,000)	-
Proceeds from options exercise	25,448	-
Shares repurchased for cancellation	(193,817)	(102,316)
Net cash provided by financing activities	107,260	(102,316)

Net decrease in cash and cash equivalents	(36,859)	(4,464)
Cash and cash equivalents at beginning of period	46,481	50,233
Cash and cash equivalents at end of periods	$9,622	$45,769

Summary of non-cash investing and financing activity: During the nine-month period ended September 30, 2022 the Company issued a total of 1,198,554 Restricted and Non-Trading shares with an implied value of $184,408 to directors and officers to settle obligations payable.

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY

Condensed Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three and Nine Months Ended September 30, 2022 and 2021

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	15,548,903	$15,549	$23,745,449	$(23,390,445)	$370,553
Stock issued to Directors and employees	681,750	682	111,323	-	112,005
Stock repurchased and returned to Treasury	(375,000)	(375)	(100,875)	-	(101,250)
Net loss	-	-	-	(135,379)	(135,379)
Balance, March 31, 2022	15,855,653	15,856	23,755,897	(23,525,824)	245,929
Stock issued to Directors and employees	119,250	119	23,949	-	24,068
Exercise of stock options	159,054	159	25,289		25,448
Stock repurchased and returned to Treasury	(455,342)	(455)	(91,483)	-	(91,938)
Net Loss	-	-	-	(2,827)	(2,827)
Balance, June 30, 2022	15,678,615	15,679	23,713,652	(23,528,651)	200,680
Stock issued to Directors and employees	238,500	239	23,611	-	23,850
Net Loss	-	-	-	(33,348)	(33,348)
Balance, September 30, 2022	15,917,115	$15,918	$23,737,264	$(23,561,999)	$191,182

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	15,305,120	$15,305	$23,644,945	$(23,430,337)	$229,913
Stock issued to Directors and employees	147,375	147	50,028	-	50,175
Net Income	-	-	-	12,643	12,643
Balance, March 31, 2021	15,452,495	15,452	23,714,973	(23,417,694)	312,731
Stock issued to Directors and employees	186,958	187	60,108	-	60,295
Net Income	-	-	-	81,172	81,172
Balance, June 30, 2021	15,639,453	15,639	23,775,081	(23,336,522)	454,198
Stock issued to Directors and employees	130,500	131	37,105	-	37,235
Stock repurchased and returned to Treasury	(365,413)	(367)	(101,950)	-	(102,316)
Net Loss	-	-	-	(1,824)	(1,824)
Balance, September 30, 2021	15,769,953	$15,403	$23,694,781	$(23,338,346)	$387,244

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY

Notes to Condensed Financial Statements (Unaudited)

September 30, 2022

NOTE 1 – BUSINESS

Overview

EQUATOR Beverage Company, a Delaware corporation is headquartered in Jersey City, NJ. EQUATOR’s business is new product development, beverage production, distribution, and sales & marketing of its beverages. Our beverages are Non-GMO Project Verified, and USDA Organic. We produce both nonalcoholic and ready to drink alcoholic beverages. Equator also has a line of sparking energy beverages that are focused on the female consumer. Equator beverages are available in North America, the Caribbean and Bermuda. We package our beverages in 100% recyclable, eco-friendly packaging. The packaging has a low impact on the environment.

CURRENT OPERATIONS

Sales and Distribution

The Company’s flagship product is MOJO Coconut Water. In addition to Coconut Water, the Company produces Sparkling Coconut Water, Coconut Water + Pineapple Juice, and Organic Coconut Water. We seek to grow the market share of our products by expanding our hybrid distribution network through the relationships and efforts of our management and third-party partners and broker network, and new products and packaging. The company packages its beverages in 100% recyclable, Eco-Friendly packaging that can be recycled infinite times and is not made from carbon oil-based packaging. The packaging has a very low impact on the environment, and does not contribute to landfills and the pollution of our bodies of water.

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

Employees

As of September 30, 2022, the Company had two employees. The Company also uses the services of contractors, consultants and other third-parties. We contract with food brokers to represent our products to specific specialized sales channels. We utilize the services of direct sales and distribution companies that deliver and sell our products to their customers. We contract with manufacturing facilities to produce our products and outsource the storage and transportation of our products.

CORPORATE HISTORY AND DEVELOPMENT

The Company was incorporated in 2007 and began producing MOJO branded products in 2016. EQUATOR Beverage Company is headquartered in Jersey City, New Jersey and our internet site is www.EquatorBeverage.com. EQUATOR’s stock is traded on the OTCQB under the symbol MOJO. On June 8, 2022, the Board of Directors and majority stockholder of the Company approved a change of name from MOJO Organics, Inc. to EQUATOR Beverage Company. This change of name was filed with the State of Delaware and became effective July 5, 2022.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q and article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited interim condensed financial statements included in this document have been prepared on the same basis as the annual audited financial statements, and in the Company’s opinion, reflect all adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K.

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

Cash and Cash Equivalents

Cash equivalents include investment instruments and time deposits purchased with a maturity of three months or less. As of September 30, 2022, and September 30, 2021, the Company did not have any cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of September 30, 2022 and 2021 was zero.

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

Income Taxes

The Net Operating Loss Carryforwards for federal taxes was $3,754,634, at September 30, 2022 and $3,754,634 for the State of New Jersey. The Deferred Tax Assets for federal taxes was $788,473 at September 30, 2022 and $337,917 for the State of New Jersey. The total Deferred Tax Assets was $1,126,390 at September 30, 2022. The Deferred Tax assets have been fully reserved by valuation allowances beyond that portion which is expected to offset current taxes. As of September 30, 2022, the Company’s Federal income tax payable and State Income Tax payable is zero.

The Company provides for income taxes using the asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company did not have a deferred tax liability at September30, 2022 and September 30, 2021.

As of September 30, 2022, and September 30, 2021, the Company had no accrued interest or penalties because there were none. The Company had no Federal or State tax examinations in the past nor does it have any at the current time.

		Deferred Tax Asset as of September 30,
	Tax Rate	2022	2021
Federal	21%	$788,473	$776,124
State of New Jersey	9%	$337,917	$332,625
Total		$1,126,390	$1,108,749

Fair value of financial instruments

The carrying amounts of financial instruments, which include cash, accounts receivable, accounts payable and accrued expense, approximate their fair values due to their short-term nature.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Employment Agreement

Pursuant to the Amended and Restated Employment Agreement (“the Agreement”) dated April 6, 2017 and amended on September 1, 2022, Mr. Simpson is paid a salary of $8,000 per month and 67,000 shares of non-trading, restricted Common Stock.

Mr. Simpson is also paid an annual bonus comprised of cash and non-trading, restricted Common Stock based on the achievement of performance goals established by the Board of Directors of the Company and set forth in the Agreement. The cash bonus is established at $44,400 per year. The stock bonus is set at 200,000 shares of non-trading, restricted Common Stock per year through March 31, 2027.

Pursuant to the Agreement, if Mr. Simpson’s employment is terminated without cause, the Company is obligated to pay him all amounts due under the contract for the remaining term of the contract immediately. At September 30, 2022, the potential liability to EQUATOR Beverage Company was $432,000 and 3,618,000 shares of non-trading, restricted Common Stock.

NOTE 4 – STOCKHOLDERS’ EQUITY

On July 5, 2022, the State of Delaware approved the 1-for-2 reverse split and the decrease in Authorized shares from 40,000,000 to 20,000,000 shares.

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

In June 2021, the Company decreased its Authorized Shares from 190,000,000 to 40,000,000 shares. This was a reduction of 150,000,000 in Authorized Shares. As of September 30, 2022 there are 15,917,115 shares outstanding and no other classes of stock.

Restricted Stock Issuances

During the nine months ended September 30, 2022, 1,211,054 shares of Restricted and Non-Trading Common Stock were issued to Directors and Officers of the Company. These shares have full voting rights but are restricted for sale and transfer.

On June 1, 2022, Mr. Simpson exercised his options to purchase 159,054 shares of Restricted and Non-Trading shares at $0.16 per share. The total exercise value was $25,449.

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

Additionally, Mr. Simpson was issued 402,000 shares of Restricted and Non-Trading Common Stock for the stock portion of his annual salary. Mr. Devlin was issued 75,000 shares of Restricted and Non-Trading Common Stock as for continuing to serve as a Director of the Company. Ms. Cudia was issued 37,500 shares of Restricted and Non-Trading Common Stock for her annual stock bonus. The value of these shares was recorded as a component of compensation expense.

Stock Purchased for Cancellation

During the nine months ended September 30, 2022 the Company purchased 830,342 shares of its Restricted Common Stock from shareholders at a cost of $194,018.

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

The following table summarizes stock option activity:

	Issued To	Expiration Date	Days to Expiration	Exercise Price	Options
Outstanding, December 31, 2021	Glenn Simpson	4/6/2024	827	$0.16	159,054
Exercised, September 30, 2022	Glenn Simpson	4/6/2024		$0.16	(159,054)
Outstanding, September 30, 2022	Glenn Simpson	4/6/2024		$0.16	-

During the nine months ended September 30, 2022 and 2021, compensation expense related to stock options was $0. As of September 30, 2022, there was no unrecognized compensation cost related to non-vested stock options.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2022, Mr. Simpson lent funds to the Company. As of September 30, 2022, the loan payable to Mr. Simpson was $275,000.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

●	Significant Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations — Analysis of our financial results comparing the quarter ended September 30, 2022 to 2021.

●	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

COMPANY OVERVIEW

EQUATOR Beverage Company, a Delaware corporation is headquartered in Jersey City, NJ. EQUATOR’s business is new product development, beverage production, distribution, and sales & marketing of its beverages. Our beverages are Non-GMO Project Verified, and USDA Organic. We produce both nonalcoholic and ready to drink alcoholic beverages. Equator also has a line of sparking energy beverages that are focused on the female consumer. Equator beverages are available in North America, the Caribbean and Bermuda. We package our beverages in 100% recyclable, eco-friendly packaging. The packaging has a low impact on the environment

Results of Operations

Three Months Ended September 30, 2022 and 2021

Revenue

For the three months ended September 30, 2022, the Company reported revenue of $548,973 an increase from revenue of $477,013 for the three months ended September 30, 2021. The 15% increase in revenue was due to an increase in cases sold for the quarter ended September 30, 2022 compared to the same period last year.

Cost of Revenue

Cost of revenue includes finished goods purchase costs, production costs, raw material costs and freight in costs. Also included in cost of revenue are adjustments made to inventory carrying amounts, including markdowns to market.

For the three months ended September 30, 2022, cost of revenue was $380,64 or 69% of revenue. For the three months ended September 30, 2021, cost of revenue was $255,266 or 54% of revenue. The 15% increase in cost of revenue was due to higher costs of product, ocean freight and warehousing costs compared to the same period last year.

Operating Expenses

For the three months ended September 30, 2022, selling, general and administrative expenses was $198,122 a decrease of $25,449 from the three months ended September 30, 2021 of $223,571.

This decrease in operating expenses was due to lower Amazon selling fees and also from a decrease in stock compensation expense. Amazon selling fees decreased by $20,505 while compensation expenses decreased by $10,567 for the three months ended June 30, 2022 compared to the same period last year.

Nine Months Ended September 30, 2022 and 2021

Revenue

For the nine months ended September 30, 2022, the Company reported revenue of $1,469,732 a decrease of $25,326 from revenue of $1,495,058 for the nine months ended September 30, 2021. The decrease in revenue was due to fewer cases of MOJO flavored products sold in 2022 compared to the same period last year. Some of the Company’s products were affected by production and shipping challenges during the first nine months of 2022 because of closures due to COVID-19 and congestions at the ports.

Cost of Revenue

Cost of revenue includes finished goods purchase costs, production costs, raw material costs and freight in costs. Also included in cost of revenue are adjustments made to inventory carrying amounts, including markdowns to market.

For the nine months ended September 30, 2022, cost of revenue was $966,207 or 66% of revenue. For the nine months ended September 30, 2021, cost of revenue was $793,234 or 53% of revenue. The 13% increase in cost of revenue was due to higher costs of product, ocean freight and warehousing costs compared to the same period last year.

Operating Expenses

For the nine months ended September 30, 2022, selling, general and administrative expenses was $667,918 an increase of $22,577 from the nine months ended September 30, 2021 of $645,341.

This increase in operating expenses was primarily due to higher compensation expenses offset by a decrease in selling expenses. Employee and director compensation expenses increased by $52,355 for the nine months ended September 30, 2022 compared to the same period last year. Selling expenses which consists of Amazon fees, freight delivery expenses and commissions decreased by $35,446 compared to the same period last year.

Liquidity and Capital Resources

Liquidity

As of September 30, 2022, the Company had working capital of $191,182. Net cash used in operating activities was $144,119 for the nine months ended September 30, 2022, compared to net cash used in operating activities for the nine months ended September 30, 2021 of $42,879. Net cash provided by financing activities was $107,260 for the nine months ended September 30, 2022 compared to zero for the nine months ended September 30, 2021. Net cash was provided by financing activities of a related party loan and proceeds from the exercise of stock options, offset by cash used in financing activities to repurchase EQUATOR Restricted Common Stock for the nine months ended September 30, 2022.

Working Capital Needs

Our working capital requirements increase as demand grows for our products. During the nine months ended September 30, 2022, the Company had net borrowings of $275,000. This was the direct result of supply chain delays in manufacturing and ocean transport times. In 2021, borrowings were zero. Should the Company require additional working capital during the next twelve months, it may seek to raise additional funds. Financing transactions may include the issuance of equity, debt securities and obtaining credit facilities.

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of EQUATOR Beverage Company is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f)) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

For the period January 1, 2021 to September 30, 2022, the following table sets forth the high and low closing bid prices by quarter, based upon information obtained from inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:

	High	Low	VWAP*	Shares Traded
Third Quarter 2022	$0.51	$0.06	$0.12	1,065,864
Second Quarter 2022	$0.22	$0.14	$0.16	132,619
First Quarter 2022	$0.30	$0.16	$0.20	66,677

Fourth Quarter 2021	$0.36	$0.12	$0.22	213,837
Third Quarter 2021	$0.36	$0.20	$0.30	66,652
Second Quarter 2021	$0.42	$0.26	$0.32	250,218
First Quarter 2021	$2.00	$0.14	$0.42	732,864

*Volume weighted average price

Holders

As of September 30, 2022, there were 15,917,115 shares issued and outstanding. There were 907 shareholders of record.

Dividends

The Company has not declared a cash dividend with respect to its Common Stock. Future payment of dividends is within the discretion of the Board of Directors and will depend on earnings, capital requirements, financial condition and other relevant factors.

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

There were no sales of unregistered securities during the three months ended September 30, 2022 and 2021.

Issuer Purchases of Equity Securities

During the nine months ended September 30, 2022, the Company repurchased 830,342 shares of EQUATOR Restricted Common Stock from shareholders at a total cost of $193,187. The shares were cancelled.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act of 1934, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash only rights) and any changes in that ownership with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the three months ended September 30, 2022 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 8. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or earned by each of our named executive officers (as defined under SEC rules).

Name and Principal Position	Jan 1 to Jun 30	Salary
Glenn Simpson, Chairman & CEO	2022	$106,022	(1)
	2021	$142,552	(2)

(1)	Pursuant to his employment agreement (the “Amended Simpson Agreement”) amended September 1, 2022, Mr. Simpson is paid a salary of $8,000 per month in cash and the Company is obligated to grant Mr. Simpson 67,000 shares of non-trading, restricted Common Stock per month. Pursuant to this agreement, Mr. Simpson is also entitled to an annual bonus comprised of cash and non-trading, restricted Common shares based on performance goals established by the Board of Directors of the Company. The cash bonus is established at $44,400 per year. The stock bonus is set at 100,000 shares of non-trading, restricted Common Stock per year through March 31, 2027.

(2)	Pursuant to his employment agreement (the “Simpson Agreement”), Mr. Simpson is paid a salary of $5,000 per month in cash and the Company is obligated to grant Mr. Simpson 33,500 shares of non-trading, restricted Common Stock per month. Pursuant to this agreement, Mr. Simpson is also entitled to an annual bonus comprised of cash and non-trading, restricted Common shares based on performance goals established by the Board of Directors of the Company. The cash bonus is established at $44,400 per year. The stock bonus is set at 100,000 shares of non-trading, restricted Common Stock per year through March 31, 2025.

During the nine months ended September 30, 2022, 402,000 shares of Non-trading, Restricted Common Stock were issued to Mr. Simpson for the stock portion of his compensation. Mr. Simpson was also issued 350,000 shares of Non-Trading Restricted Common Stock as a one-time stock award.

During the nine months ended September 30, 2021, 201,000 shares of Non-trading, Restricted Common Stock were issued to the Mr. Simpson for the stock portion of his compensation. During the year 2021, Mr. Simpson exercised stock options to purchase 93,750 non-trading, restricted shares for a total exercise price of $30,000. This reduced the accrued salary owed to him.

Outstanding Option Awards at June 30

The following table sets forth information regarding stock options held by executive officers at September 30.

			Option awards
Name	Year	Common Stock underlying exercisable options	Expiration date	Exercise price
Glenn Simpson	2022	-	-	-
	2021	159,054	4/6/2024	$0.16

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

ITEM 9. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock known by us as of September 30, 2022 by:

●	each director;
●	each named executive officer; and
●	all directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our Common Stock owned by them, except to the extent such power may be shared with a spouse.

Name	Shares	Percent of Common Stock(1)
Glenn Simpson	7,300,892	46%
Chairman and CEO
Diane Cudia	416,667	3%
Corporate Controller
Jeffrey Devlin	443,143	3%
Director
All Officers and Directors as a group (3 persons)	8,160,702	51%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options currently exercisable or convertible, or exercisable or convertible within 60 days of September 30, 2022 are deemed outstanding for computing the percentage of the person holding such option but are not deemed outstanding for computing the percentage of any other person.

PART IV

ITEM 10. EXHIBITS

Financial Statement Schedules

The financial statements of EQUATOR Beverage Company are listed on the Index to Financial Statements on this quarterly report on Form 10-Q beginning on page F-1.

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

EQUATOR BEVERAGE COMPANY

Dated: October 11, 2022	By:	/s/ Glenn Simpson
Glenn Simpson Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)

