Form 10-Q/A
period 2022-09-30
EQUATOR Beverage Co
filed 2022-10-13
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No:1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment) to our Quarterly Report on Form 10-Q for the period ended September 30, 2022 (the “Form 10-Q), as filed with the Securities and Exchange Commission (the “SEC”) on October 11, 2022, is solely to incorporate the hyperlink to the iXBRL data related to Form 10-Q as filed.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

EQUATOR BEVERAGE COMPANY

Condensed Balance Sheets (Unaudited)

As of September 30, 2022 and December 31, 2021

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,622	$46,481
Accounts receivable, net	256,679	108,635
Inventory	250,810	234,566
Supplier deposits	29,850	28,000
Prepaid expenses	32,266	11,702
Security deposit	113	113
Total Current Assets	$579,340	$429,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$113,158	$58,944
Related party loans	275,000	-
SBA Loans	-	-
Total Current Liabilities	388,158	58,944

STOCKHOLDERS’ EQUITY
Common stock, 20,000,000 shares authorized at $0.001 par value, 15,917,115 and 15,548,790 shares issued and outstanding, at September 30, 2022 and December 31, 2021, respectively	15,917	15,549
Additional paid-in capital	23,737,264	23,745,449
Accumulated deficit	(23,561,999)	(23,390,445)
Total Stockholders’ Equity	191,182	370,553
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$579,340	$429,497

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

EQUATOR BEVERAGE COMPANY

Condensed Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2022 and 2021

	2022	2021
Cash flows from operating activities:
Net income/(loss)	$(171,554)	$91,991
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued to directors and employees	159,923	147,656
SBA Loan Forgiveness	-	(35,508)
Changes in assets and liabilities:
Increase in accounts receivable	(148,044)	(61,351)
Increase in inventory	(16,244)	(171,902)
Increase in supplier deposits	(1,850)	8,000
(Increase)/Decrease in prepaid expenses and security deposit	(20,564)	6,679
Increase in accounts payable and accrued expenses	54,213	112,287
Increase in accrued payroll to officers	-	-
Net cash used in operating activities	(144,120)	97,852
Net cash provided by/ (used in) financing activities:
Proceeds from related party loan	295,000	-
Repayments of from related party loan	(20,000)	-
Proceeds from options exercise	25,448	-
Shares repurchased for cancellation	(193,187)	(102,316)
Net cash provided by financing activities	107,261	(102,316)

Net decrease in cash and cash equivalents	(36,859)	(4,464)
Cash and cash equivalents at beginning of period	46,481	50,233
Cash and cash equivalents at end of periods	$9,622	$45,769

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

The Company provides for income taxes using the asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company did not have a deferred tax liability at September 30, 2022 and September 30, 2021.

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

For the three months ended September 30, 2022, cost of revenue was $380,864 or 69% of revenue. For the three months ended September 30, 2021, cost of revenue was $255,266 or 54% of revenue. The 15% increase in cost of revenue was due to higher costs of product, ocean freight and warehousing costs compared to the same period last year.

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

EQUATOR BEVERAGE COMPANY

Dated: October 13, 2022	By:	/s/ Glenn Simpson
Glenn Simpson Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)

