Form 10-K/A
period 2021-12-31
EQUATOR Beverage Co
filed 2023-01-13
CIK 1414953

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

MOJO Organics, Inc. is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend its original Annual Report on Form 10-K for the period ended December 31, 2021 (the “Original Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2022, for the sole purpose of amending and replacing Part II, Item 12. “Controls and Procedures” of the Form 10-K, which inadvertently omitted language necessary to meet the requirements of Item 308(a) of Regulation S-K and to include Exhibit 32.1, which was inadvertently excluded.

This Amendment contains only the Cover Page to this Amendment, this Explanatory Note, Item 12, the Signature Page, and the certifications attached to this Amendment as Exhibits 31.1 and 32.1. No other changes have been made to the Original Form 10-K. This Amendment speaks as of the original filing date of the Original Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-K.

Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our other filings with the SEC. The filing of this Amendment is not an admission that the Original Form 10-K, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this evaluation, our officers concluded that, during the period covered by this annual report, our internal controls over financial reporting were not operating effectively.

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

ITEM 19. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

The financial statements of MOJO Organics, Inc. are listed on the Index to Financial Statements on the previously filed annual report on Form 10-K beginning on page F-1.

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description
3.1	3.1	Certificate of Incorporation of MOJO Shopping, Inc. (2)
3.2	3.1	Amendment to Certificate of Incorporation of MOJO Ventures, Inc. (3)
3.3	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Ventures, Inc. (4)
3.4	3.4	Articles of Merger (1)
3.5	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Organics, Inc. (6)
3.6	3.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (7)
3.7	3.1	Amended and Restated Bylaws of MOJO Ventures, Inc. (5)
3.8	3.8	Amendment No. 1 to Amended and Restated Bylaws of MOJO Organics, Inc. (8)
3.9	3.1	Certificate of Amendment (10)
16.1	16.1	Letter from MSPC Certified Public Accountants and Advisors, P.C. (9)
31.1	31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the Securities and Exchange Commission (the “SEC”) on May 18, 2011.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 as an exhibit, numbered as indicated above, filed with the SEC on December 19, 2007.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on May 4, 2011.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on January 4, 2012.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on October 31, 2011.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on April 2, 2013.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on February 1, 2013.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 10-K as an exhibit, numbered as indicated above, filed with the SEC on September 24, 2013.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on October 23, 2015.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on July 1, 2021.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOJO ORGANICS, INC.

Dated: January 13, 2023	By:	/s/ Glenn Simpson
Glenn Simpson, Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Glenn Simpson	Director, Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)	January 13, 2023
Glenn Simpson

/s/ Diane Cudia	Corporate Controller (Principal Accounting Officer)	January 13, 2023
Diane Cudia