Form 10-K
period 2022-12-31
EQUATOR Beverage Co
filed 2023-03-31
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2022

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

Yes ☐ No ☒

As of June 30, 2022 (the last day of the registrant’s most recently completed second quarter), the aggregate market value of the registrant’s common stock (based on its reported last sale price on such date of $0.07 per share) held by non-affiliates of the registrant was $542,941.

On March 31, 2023 there were 16,469,115 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

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

All references in this Annual Report on Form 10-K to “EQUATOR,” “EQUATOR Beverage Company,” the “Company,” “we,” “us” or “our” mean EQUATOR Beverage Company.

PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

EQUATOR Beverage Company, a Delaware corporation is headquartered in Jersey City, NJ. EQUATOR’s business is new product development, beverage production, distribution, and sales & marketing of its beverages. Our beverages are Non-GMO Project Verified, and USDA Organic. We produce both nonalcoholic and ready to drink alcoholic beverages. EQUATOR also has a line of sparkling energy beverages that are focused on the female consumer. EQUATOR beverages are available in North America, the Caribbean and Bermuda. We package our beverages in 100% recyclable, eco-friendly packaging. The packaging has a low impact on the environment. Also, our products are plant-based, Eco-friendly and renewable.

CURRENT OPERATIONS

Sales and Distribution

The Company’s flagship product is MOJO Coconut Water. In addition to Coconut Water, the Company produces Coconut Water + Pineapple Juice, Sparkling Coconut Water + Citrus, Sparkling Coconut Water + Blood Orange, Sparkling Coconut Water + Pink Grapefruit, Sparkling Coconut Water Energy + Citrus, Sparkling Coconut Water Energy + Blood Orange, Sparkling Coconut Water Energy + Pink Grapefruit, Cubano Blue Agave Tequila Organic Sparkling Coconut Water + Citrus, Cubano Blue Agave Tequila Organic Sparkling Coconut Water + Blood Orange and Organic Coconut Water. We seek to grow the market share of our products by expanding our hybrid distribution network through the relationships and efforts of our management and third-party partners and broker network, and new products and packaging. The Company packages its beverages in 100% recyclable, Eco-Friendly packaging that can be recycled infinite times and is not made from carbon oil-based packaging. The packaging has a very low impact on the environment, and does not contribute to landfills and the pollution of our bodies of water. Also, our products are plant-based, Eco-friendly and renewable.

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

Employees

As of December 31, 2022, the Company had two employees. The Company also uses the services of contractors, consultants and other third-parties. We contract with food brokers to represent our products to specific specialized sales channels. We utilize the services of direct sales and distribution companies that deliver and sell our products to their customers. We contract with manufacturing facilities to produce our products and outsource the storage and transportation of our products.

CORPORATE HISTORY AND DEVELOPMENT

The Company began producing MOJO branded products in 2016. EQUATOR Beverage Company is headquartered in Jersey City, New Jersey and our internet site is www.EquatorBeverage.com. EQUATOR’s stock is traded on the OTCQB under the symbol MOJO. On June 8, 2022, the Board of Directors and majority stockholder of the Company approved a change of name from MOJO Organics, Inc. to EQUATOR Beverage Company. This change of name was filed with the State of Delaware and became effective July 5, 2022.

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

For the period January 1, 2021 to December 31, 2022, the following table sets forth the high and low closing bid prices by quarter, based upon information obtained from inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:

	High	Low	VWAP*	Shares Traded
Fourth Quarter 2022	$0.08	$0.05	$0.06	332,890
Third Quarter 2022	$0.51	$0.06	$0.12	1,065,864
Second Quarter 2022	$0.22	$0.14	$0.16	132,619
First Quarter 2022	$0.30	$0.16	$0.20	66,677

Fourth Quarter 2021	$0.36	$0.12	$0.22	213,837
Third Quarter 2021	$0.36	$0.20	$0.30	66,652
Second Quarter 2021	$0.42	$0.26	$0.32	250,218
First Quarter 2021	$2.00	$0.14	$0.42	732,864

*Volume-weighted average price (VWAP)

Holders

As of December 31, 2022, there were 16,230,615 shares of Common Stock issued and outstanding held by 907 shareholders of record.

Dividends

The Company has not declared a cash dividend with respect to its Common Stock. Future payment of dividends is within the discretion of the Board of Directors and will depend on earnings, capital requirements, financial condition and other relevant factors.

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

There were no sales of unregistered securities during the years ended December 31, 2022 and 2021.

Issuer Purchases of Equity Securities

During the year ended December 31, 2022, the Company repurchased 830,342 shares of EQUATOR Restricted Common Stock from shareholders at a total cost of $193,188. The shares were cancelled.

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

ITEM 7. SELECTED FINANCIAL DATA

None

ITEM 8. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

●	Significant Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations — Analysis of our financial results comparing the year ended December 31, 2022 to 2021.

●	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

Results of Operations

Years Ended December 31, 2022 and 2021

Revenue

For the year ended December 31, 2022, the Company reported revenue of $1,821,492 a decrease of $97,390 from revenue of $1,918,882 for the year ended December 31, 2021. The decrease in revenue was due to fewer cases sold in 2022 compared to the same period last year. The Company’s revenue was affected by production and shipping challenges during the year 2022. The factory closures due to COVID-19 and port congestions in the United States during 2022 resulted to backordered inventory and lost sales for the Company.

Cost of Revenue

Cost of revenue includes finished goods purchase costs, production costs, raw material costs and freight in costs. Also included in cost of revenue are adjustments made to inventory carrying amounts, including markdowns to market.

For the year ended December 31, 2022, cost of revenue was $1,190,536 or 65% of revenue. For the year ended December 31, 2021, cost of revenue was $1,069,844 or 56% of revenue. The 9 percentage points increase in cost of revenue was due to higher costs of product, ocean freight and warehousing costs compared to the same period last year.

Operating Expenses

For the year ended December 31, 2022, the selling, general and administrative expenses was $859,155 an increase of $14,501 from the year ended December 31, 2021 of $844,654.

This increase in operating expenses was primarily due to higher compensation expenses in 2022. Office expenses and marketing fees also increased compared to the same period last year. These increases were partially offset by lower selling expenses for the year ended December 31, 2022 compared to the same period last year.

Liquidity and Capital Resources

Liquidity

As of December 31, 2022, the Company had working capital of $145,867. Net cash used in operating activities was $93,004 for the year ended December 31, 2022, compared to net cash provided by operating activities for the year ended December 31, 2022 of $103,463. Net cash provided by financing activities was $57,261 for year ended December 31, 2022 compared to $107,215 net cash used in financing activities for the year ended December 31, 2021. Net cash was provided by financing activities of a related party loan and proceeds from the exercise of stock options, offset by cash used in financing activities to repurchase EQUATOR Restricted Common Stock for the year ended December 31, 2022.

Working Capital Needs

Our working capital requirements increase as demand grows for our products. During the year ended December 31, 2022, the Company had net borrowings of $225,000. This was the direct result of supply chain delays in manufacturing and ocean transport times. In 2021, borrowings were zero. Should the Company require additional working capital during the next twelve months, it may seek to raise additional funds. Financing transactions may include the issuance of equity, debt securities and obtaining credit facilities.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act of 1934, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash only rights) and any changes in that ownership with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2022 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 15. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or earned by each of our named executive officers (as defined under SEC rules).

Name and Principal Position	Year	Salary	Stock Awards
Glenn Simpson, Chairman & CEO	2022	$72,000 (1)	$127,288 (1)
	2021	$30,000 (2)	$150,868 (2)

(1)	Pursuant to Mr. Simpson’s employment agreement (the “Amended Simpson Agreement”) amended September 1, 2022, Mr. Simpson is paid a salary of $8,000 per month in cash and the Company is obligated to grant Mr. Simpson 67,000 shares of non-trading, restricted Common Stock per month. Pursuant to this agreement, Mr. Simpson is also entitled to an annual bonus comprised of cash and non-trading, restricted Common shares based on performance goals established by the Board of Directors of the Company. The cash bonus is established at $44,400 per year. The stock bonus is set at 200,000 shares of non-trading, restricted Common Stock per year through March 31, 2027.

(2)	Pursuant to Mr. Simpson’s employment agreement (the “Simpson Agreement”), Mr. Simpson is paid a salary of $5,000 per month in cash and the Company is obligated to grant Mr. Simpson 33,500 shares of non-trading, restricted Common Stock per month. Pursuant to this agreement, Mr. Simpson is also entitled to an annual bonus comprised of cash and non-trading, restricted Common shares based on performance goals established by the Board of Directors of the Company. The cash bonus is established at $44,400 per year. The stock bonus is set at 100,000 shares of non-trading, restricted Common Stock per year through March 31, 2025.

During the year ended December 31, 2022, 603,000 shares of Non-trading, Restricted Common Stock were issued to Mr. Simpson for the stock portion of his compensation. Mr. Simpson was also issued 350,000 shares of Non-Trading Restricted Common Stock as a one-time stock award.

During the year ended December 31, 2021, 804,000 shares of Non-trading, Restricted Common Stock were issued to the Mr. Simpson for the stock portion of his compensation. During the year 2021, Mr. Simpson exercised stock options to purchase 93,750 non-trading, restricted shares for a total exercise price of $30,000. This reduced the accrued salary owed to him.

Employment Agreements

The “Simpson Agreement” is the only employment agreement in effect as of December 31, 2022. See discussion above.

Outstanding Option Awards at December 31

The following table sets forth information regarding stock options held by executive officers at December 31.

		Expiration	Exercise	As of December 31,
	Issued To	Date	Price	2022	2021
Shares underlying options outstanding	Glenn Simpson	4/6/2024	$0.16	0	159,054

On February 4, 2022, the Company adjusted the exercise price of the options granted to Mr. Simpson from $0.32 per share to $0.16 per share.

On September 24, 2021, the Company extended the expiration date of the options granted to Mr. Simpson from expiring an April 6, 2022 to April 6, 2024.

Option Exercises in 2022 and 2021

During the year ended December 31, 2022, Mr. Simpson exercised options to purchase 159,054 Restricted and Non-Trading shares at $0.16 per share. The total exercise value was $25,449.

During the year ended December 31, 2021, Mr. Simpson exercised options to purchase 93,750 Restricted and Non-Trading shares at $0.32 per share. The total exercise value was $30,000 and this reduced the accrued salary payable to Mr. Simpson to $0.

Director Compensation

The non-employee director did not receive cash compensation for serving as such, for serving on committees (if any) of the Board of Directors or for special assignments. Board members are not reimbursed for expenses incurred in connection with attending meetings.

ITEM 16. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock known by us as of December 31, 2022 by:

●	each director;
●	each named executive officer; and
●	all directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our Common Stock owned by them, except to the extent such power may be shared with a spouse.

Name	Shares	Percent of Common Stock (1)
Glenn Simpson	7,501,892	46%
Chairman and CEO
Diane Cudia	491,667	3%
Corporate Controller
Jeffrey Devlin	480,643	3%
Director
All Officers and Directors	8,474,202	52%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2022 are deemed outstanding for computing the percentage of the person holding such option but are not deemed outstanding for computing the percentage of any other person. The Company had no options outstanding or convertible securities outstanding.

ITEM 17. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below and in this Form 10-K, there have been no transactions, since January 1, 2022, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any of our directors, executive officers or beneficial holders of more than 5% of our outstanding Common Stock, or any of their respective immediate family members, has had or will have any direct or material indirect interest.

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

ITEM 18. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed to the Company for services rendered in connection with the years ended December 31, 2022 and 2021 are set forth in the table below:

Fee Category	2022	2021
Fee for quarterly reviews	$15,000	$15,000
Fee for annual audit	23,000	23,000
Total	$38,000	$38,000

Principal accountant fees and services consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

For the years ended December 31, 2022 and December 31, 2021, total principal accountant fees represent fees billed by Boyle CPA.

Audit Committee’s Pre-Approval Practice

We do not have an audit committee. Our board of directors has approved the services described above.

ITEM 19. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

The financial statements of EQUATOR Beverage Company are listed on the Index to Financial Statements on this annual report on Form 10-K beginning on page F-1.

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

EQUATOR BEVERAGE COMPANY

Dated: March 31, 2023	By:	/s/ Glenn Simpson
Glenn Simpson, Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Glenn Simpson	Director, Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)	March 31, 2023
Glenn Simpson

/s/ Diane Cudia	Corporate Controller (Principal Accounting Officer)	March 31, 2023
Diane Cudia

PART IV - FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of EQUATOR Beverage Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of EQUATOR Beverage Company (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Stock Issued for Services

During the year ended December 31, 2022, the Company recognized $181,889 in expenses related to stock issued for services. As discussed in Notes 3 and 4, the Company has issued stock to Management under an employment agreement and periodically issued other shares for services. Shares issued for services are recorded at their fair value on their measurement dates based upon prices on OTC markets.

Our audit procedures to evaluate the appropriateness and accuracy of the accounting and fair value determined by management included reviewing the agreements and selected documentation supporting the issuances as well as recomputing the valuations made by Management by examining the prices from third party sources.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2020

Red Bank, NJ

March 31, 2023

EQUATOR BEVERAGE COMPANY

Statements of Operations

For the Years Ended December 31, 2022 and 2021

	2022	2021
Revenue	$1,821,492	$1,918,882
Cost of Revenue	1,190,536	1,069,844
Gross Profit	630,956	849,038

Operating Expenses
Selling, general and administrative	859,155	844,654
(Loss)/Income from Operations	(228,199)	4,384
Other (Expense)/Income	(10,637)	35,508
(Loss)/Income Before Provision for Income Taxes	(238,836)	39,892
Provision for Income Taxes	-	-
Net (Loss)/Income	$(238,836)	$39,892
Net loss per common share, basic and diluted	$(0.02)	0.00
Weighted average number of common shares outstanding, basic and diluted	15,841,585	15,540,259

The accompanying notes are an integral part of these financial statements.

EQUATOR BEVERAGE COMPANY

Balance Sheets

As of December 31, 2022 and 2021

	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,738	$46,481
Accounts receivable, net	93,852	108,635
Inventory	268,289	234,566
Supplier deposits	44,772	28,000
Prepaid expenses	23,355	11,702
Security deposit	113	113
Total Current Assets	$441,119	$429,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$70,252	58,944
Loan related parties	225,000	-
SBA Loans	-	-
Total Current Liabilities	295,252	58,944

STOCKHOLDERS’ EQUITY
Common stock, 20,000,000 shares authorized at $0.001 par value, 16,230,615 and 15,548,903 shares issued and outstanding, at December 31, 2022 and December 31, 2021, respectively	16,231	15,549
Additional paid in capital	23,758,917	23,745,449
Accumulated deficit	(23,629,281)	(23,390,445)
Total Stockholders’ Equity	145,867	370,553
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$441,119	$429,497

The accompanying notes are an integral part of these financial statements.

EQUATOR BEVERAGE COMPANY

Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2022 and 2021

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2021	15,305,233	$15,305	$23,664,945	$(23,430,337)	$249,913
Stock issued to Directors and employees	626,583	627	187,337	-	187,963
Stock retired to treasury	(382,913)	(383)	(106,832)	-	(107,215)
Net Income	-	-	-	39,892	39,892
Balance, December 31, 2021	15,548,903	$15,549	$23,745,449	$(23,390,445)	$370,553
Stock issued to Directors and employees	1,353,000	1,353	180,536	-	181,889
Exercise of stock options	159,054	159	25,290	-	25,449
Stock retired to treasury	(830,342)	(830)	(192,358)	-	(193,188)
Net Loss	-	-	-	(238,836)	(238,836)
Balance, December 31, 2022	16,230,615	$16,231	$23,758,917	$(23,629,281)	$145,867

The accompanying notes are an integral part of these financial statements.

EQUATOR BEVERAGE COMPANY

Statements of Cash Flows

For the Years Ended December 31, 2022 and 2021

	2022	2021
Cash flows from operating activities:
Net Loss / Income	$(238,836)	$39,892
Adjustments to reconcile net loss to net cash used in operating activities:
Stock and warrants issued to directors and employees	181,889	187,963
SBA Loan Forgiveness	-	(35,508)
Changes in assets and liabilities:
Decrease/(Increase) in accounts receivable	14,783	(35,073)
Increase in inventory	(33,723)	(60,395)
Increase in supplier deposits	(16,772)	(4,000)
(Increase)/Decrease in prepaid expenses	(11,653)	7,807
Increase in accounts payable and accrued expenses	11,308	2,777
Net cash (used in)/provided by operating activities	(93,004)	103,463
Net cash provided by/ (used in) financing activities:
Proceeds from related party loan	510,000	-
Repayments from related party loan	(285,000)	-
Proceeds from stock option exercise	25,449
Shares repurchased for cancellation	(193,188)	(107,215)
Net cash provided by/(used in) financing activities	57,261	(107,215)
Net decrease in cash and cash equivalents	(35,743)	(3,752)
Cash and cash equivalents at beginning of period	46,481	50,233
Cash and cash equivalents at end of periods	$10,738	$46,481

Summary of non-cash investing and financing activity: During the year ended December 31, 2022 the Company issued a total of 1,353,000 Restricted and Non-Trading shares with an implied value of $181,889 to directors and officers to settle obligations payable. During the twelve-month period ended December 31, 2021 the Company issued a total of 626,583 Restricted and Non-Trading shares with an implied value of $187,963 to directors and officers to settle obligations payable.

The accompanying notes are an integral part of these financial statements.

EQUATOR BEVERAGE COMPANY

Notes to Financial Statements

December 31 2022 and 2021

NOTE 1 – BUSINESS

Overview

EQUATOR Beverage Company, a Delaware corporation is headquartered in Jersey City, NJ. EQUATOR’s business is new product development, beverage production, distribution, and sales & marketing of its beverages. Our beverages are Non-GMO Project Verified, and USDA Organic. We produce both nonalcoholic and ready to drink alcoholic beverages. EQUATOR also has a line of sparkling energy beverages that are focused on the female consumer. EQUATOR beverages are available in North America, the Caribbean and Bermuda. We package our beverages in 100% recyclable, eco-friendly packaging. The packaging has a low impact on the environment. Also, our products are plant-based, Eco-friendly and renewable.

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

Cash and Cash Equivalents

Cash equivalents include investment instruments and time deposits purchased with a maturity of three months or less. As of December 31, 2022, and December 31, 2021, the Company did not have any cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of December 31, 2022 and 2021 was zero.

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

Net (Loss)/Income Per Common Share

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

The following potentially dilutive securities have been excluded from the computation of weighted average shares outstanding as they would have had an anti-dilutive impact on the Company’s net income/(loss) per common share:

		Expiration	Exercise	As of December 31,
	Issued To	Date	Price	2022	2021
Shares underlying options outstanding	Glenn Simpson	4/6/2024	$0.16	0	159,054

Income Taxes

The Net Operating Loss Carryforwards for federal taxes was $3,803,700, at December 31, 2022 and 3,746,752 at December 31, 2021. The Net Operating Loss Carryforwards at December 31, 2022 was $3,803,700 and $3,746,752 for the State of New Jersey. The Deferred Tax Assets for federal taxes was $798,777 at December 31, 2022 and $786,818 at December 31, 2021. The Deferred Tax Assets at December 31, 2022 was $342,333 and $337,208 at December 31, 2021 for the State of New Jersey. The total Deferred Tax Assets was $1,141,110 at December 31, 2022 and $1,124,026 at December 31, 2021. The Deferred Tax assets have been fully reserved by valuation allowances beyond that portion which is expected to offset current taxes. As of December 31, 2022, the Company’s Federal income tax payable and State Income Tax payable is zero. At December 31, 2021, The Company’s Federal income tax payable was $39,632 and State Income Tax payable was $16,985 if these had not been offset by deferred tax assets.

The Company provides for income taxes using the asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company did not have a deferred tax liability at December 31, 2022 and December 31, 2021.

As of December 31, 2022, and December 31, 2021, the Company had no accrued interest or penalties because there were none. The Company had no Federal or State tax examinations in the past nor does it have any at the current time.

		Deferred Tax Assets as of December 31,		Net Operating Loss Carryforwards as of December 31,
	Tax Rate	2022	2021	2022	2021
Federal	21%	$798,777	$786,818	$3,803,700	$3,746,752
State of New Jersey	9%	$342,333	$337,208	$3,803,700	$3,746,752
Total		$1,141,110	$1,124,026	$7,607,400	$7,493,504

Fair value of financial instruments

The carrying amounts of financial instruments, which include cash, accounts receivable, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

Pursuant to Mr. Simpson’s Amended and Restated Employment Agreement (“the Agreement”) dated April 6, 2017 and amended on September 1, 2022, Mr. Simpson is paid a salary of $8,000 per month and 67,000 shares of non-trading, restricted Common Stock.

Mr. Simpson is also paid an annual bonus comprised of cash and non-trading, restricted Common Stock based on the achievement of performance goals established by the Board of Directors of the Company and set forth in the Agreement. The cash bonus is established at $44,400 per year. The stock bonus is set at 200,000 shares of non-trading, restricted Common Stock per year through March 31, 2027.

Pursuant to the Agreement, if Mr. Simpson’s employment is terminated without cause, the Company is obligated to pay him all amounts due under the contract for the remaining term of the contract immediately. At December 31, 2022, the potential liability to EQUATOR Beverage Company was $408,000 and 3,417,000 shares of non-trading, restricted Common Stock.

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

In June 2021, the Company decreased its Authorized Shares from 190,000,000 to 40,000,000 shares. This was a reduction of 150,000,000 in Authorized Shares. As of December 31, 2022 there are 16,230,615 shares outstanding and no other classes of stock.

Restricted Stock Issuances

During the year ended December 31, 2022, 1,353,000 shares of Restricted and Non-Trading Common Stock were issued to Directors and Officers of the Company. These shares have full voting rights but are restricted for sale and transfer.

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

Additionally, Mr. Simpson was issued 603,000 shares of Restricted and Non-Trading Common Stock for the stock portion of his annual salary. Mr. Devlin was issued 112,500 shares of Restricted and Non-Trading Common Stock as for continuing to serve as a Director of the Company. Ms. Cudia was issued 112,500 shares of Restricted and Non-Trading Common Stock for her annual stock bonus. The value of these shares was recorded as a component of compensation expense.

Stock Purchased for Cancellation

During the year ended December 31, 2022 the Company purchased 830,342 shares of its Restricted Common Stock from shareholders at a cost of $193,188.

During the year ended December 31, 2021 the Company purchased 382,913 shares of its Restricted Common Stock from shareholders at a cost of $765,826. The shares were cancelled.

NOTE 5 – STOCK OPTION

During the year ended December 31, 2022, Mr. Simpson exercised options to purchase 159,054 shares of Restricted and Non-Trading shares at $0.16 per share. The total exercise value was $25,449.

On February 4, 2022, the Company adjusted the exercise price of the options granted to Mr. Simpson from $0.32 per share to $0.16 per share.

During the year ended December 31, 2021, Mr. Simpson exercised options to purchase 93,750 shares of Restricted and Non-Trading shares at $0.32 per share. The total exercise value was $30,000 and this reduced the accrued salary payable to Mr. Simpson to $0.

On September 24, 2021, the Company extended the expiration date of the options granted to Mr. Simpson from April 6, 2022 to April 6, 2024.

The following table summarizes stock option activity:

	Issued To	Expiration Date	Days to Expiration	Exercise Price	Options
Outstanding, December 31, 2021	Glenn Simpson	4/6/2024	827	$0.16	159,054
Exercised, June 1, 2022	Glenn Simpson	4/6/2024		$0.16	(159,054)
Outstanding, December 31, 2022	Glenn Simpson	-	-	-	0

During the years ended December 31, 2022 and 2021, compensation expense related to stock options was $0. As of December 31, 2022, there was no unrecognized compensation cost related to non-vested stock options.

NOTE 6 – CONCENTRATIONS

Major Customers

During the year ended December 31, 2022, the Company had five customers that accounted for 89% of revenue. The increase in the concentration percentage is due to the shutdown of customers that were affected by the COVID-19 mandated closures. Accounts receivable at December 31, 2022 from these five customers amounted to $74,654. For the year ended December 31, 2021, there were five major customers accounting for 90% of total revenue.

Major Suppliers

During the year ended December 31, 2022, the Company purchased its inventory from two suppliers. The Company has established relationships with other suppliers which management believes could meet its needs on similar terms. Accounts payable at December 31, 2022 to both suppliers were $15,840.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2022, Mr. Simpson lent funds to the Company. As of December 31, 2022, the loan payable to Mr. Simpson was $225,000.

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

NOTE 8 – SBA LOANS “CARES ACT”

In January 2021, the Company received the loan forgiveness decision from the SBA for the loan proceeds under the Paycheck Protection Program. The full amount of the loan amounting $35,508 was forgiven in January 2021.

