Form 10-Q
period 2023-03-31
EQUATOR Beverage Co
filed 2023-04-24
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2023

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

Yes ☐ No ☒

On March 31, 2023, there were 16,469,115 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

EQUATOR BEVERAGE COMPANY

Condensed Balance Sheets (Unaudited)

As of March 31, 2023 and December 31, 2022

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,646	$10,738
Accounts receivable, net	160,120	93,852
Inventory	229,410	268,289
Supplier deposits	30,420	44,772
Prepaid expenses	16,880	23,355
Security deposit	113	113
Total Current Assets	$477,589	$441,119

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$78,245	$70,252
Related party loans	235,000	225,000
Total Current Liabilities	313,245	295,252

STOCKHOLDERS’ EQUITY
Common stock, 20,000,000 shares authorized at $0.001 par value, 16,469,115 and 16,230,615 shares issued and outstanding, at March 31, 2023 and December 31, 2022, respectively	16,470	16,231
Additional paid-in capital	23,772,670	23,758,917
Accumulated deficit	(23,624,796)	(23,629,281)
Total Stockholders’ Equity	164,344	145,867
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$477,589	$441,119

The accompanying notes are an integral part of these financial statements.

EQUATOR BEVERAGE COMPANY

Condensed Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

	2023	2022
Revenue	$515,633	$379,657
Cost of Revenue	313,457	232,584
Gross Profit	202,176	147,073

Operating Expenses
Selling, general and administrative	194,912	281,566
Income/(Loss) from Operations	7,264	(134,493)
Other Expense	(2,780)	(886)
Income/(Loss) Before Provision for Income Taxes	4,485	(135,379)
Net Income/(Loss)	$4,485	$(135,379)
Net Income/(Loss) per common share, basic and diluted	$0.00	$(0.01)
Weighted average number of common shares outstanding, basic and diluted	16,461,165	15,512,895

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY

Condensed Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

	2023	2022
Cash flows from operating activities:
Net income/(loss)	$4,485	$(135,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued to directors and employees	13,992	112,005

Changes in assets and liabilities:
Increase in accounts receivable	(66,268)	(4,871)
Decrease/(Increase) in inventory	38,879	(129,499)
Decrease/(Increase) in supplier deposits	14,352	(12,000)
Decrease in prepaid expenses and security deposit	6,475	1,382
Increase in accounts payable and accrued expenses	7,993	120,817
Net cash provided by/ (used in) operating activities	19,908	(47,545)
Net cash provided by/ (used in) financing activities:
Proceeds from related party loan	70,000	192,000
Repayments of from related party loan	(60,000)	(65,000)
Shares repurchased for cancellation	-	(101,250)
Net cash provided by financing activities	10,000	25,750

Net increase/ (decrease) in cash and cash equivalents	29,908	(21,795)
Cash and cash equivalents at beginning of period	10,738	46,481
Cash and cash equivalents at end of periods	$40,646	$24,686

Summary of non-cash investing and financing activity: During the three-month period ended March 31, 2023 the Company issued a total of 238,500 Restricted and Non-Trading shares with an implied value of $13,992 to directors and officers to settle obligations payable. During the three-month period ended March 31, 2022 the Company issued a total of 681,750 Restricted and Non-Trading shares with an implied value of $112,005 to directors and officers to settle obligations payable.

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY

Condensed Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	16,230,615	$16,231	$23,758,917	$(23,629,281)	$145,867
Stock issued to Directors and employees	238,500	239	13,753	-	13,992
Net Income	-	-	-	4,485	4,485
Balance, March 31, 2023	16,469,115	$16,470	$23,772,670	$(23,624,796)	$164,344

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	15,548,903	$15,549	$23,745,449	$(23,390,445)	$370,553
Stock issued to Directors and employees	681,750	682	111,323	-	112,005
Stock repurchased and returned to Treasury	(375,000)	(375)	(100,875)	-	(101,250)
Net loss	-	-	-	(135,379)	(135,379)
Balance, March 31, 2022	15,855,653	$15,856	$23,755,897	$(23,525,824)	$245,929

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY

Notes to Condensed Financial Statements (Unaudited)

March 31, 2023

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

Employees

As of March 31, 2023, the Company had two employees. The Company also uses the services of contractors, consultants and other third-parties. We contract with food brokers to represent our products to specific specialized sales channels. We utilize the services of direct sales and distribution companies that deliver and sell our products to their customers. We contract with manufacturing facilities to produce our products and outsource the storage and transportation of our products.

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

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q and article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited interim condensed financial statements included in this document have been prepared on the same basis as the annual audited financial statements, and in the Company’s opinion, reflect all adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2023 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K.

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

Cash and Cash Equivalents

Cash equivalents include investment instruments and time deposits purchased with a maturity of three months or less. As of March 31, 2023, and March 31, 2022, the Company did not have any cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of March 31, 2023 and 2022 was zero.

Inventory

Inventory, consisting solely of finished goods, are stated at the lower of cost (first-in, first-out method) or net realizable value (“NRV”). If necessary, the Company provides allowances to adjust the carrying value of its inventories to NRV when NRV is below cost. There were no such adjustments in 2023 or 2022.

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

Income Taxes

The Net Operating Loss Carryforwards for federal taxes was $3,785,462, at March 31, 2023 and 3,770,126 at March 31, 2022. The Net Operating Loss Carryforwards at March 31, 2023 was $3,785,462 and $3,770,126 for the State of New Jersey. The Deferred Tax Assets for federal taxes was $794,947 at March 31, 2023 and $791,727 at March 31, 2022. The Deferred Tax Assets at March 31, 2023 was $340,692 and $339,312 at March 31, 2022 for the State of New Jersey. The total Deferred Tax Assets was $1,135,639 at March 31, 2023 and $1,131,038 at March 31, 2022. The Deferred Tax assets have been fully reserved by valuation allowances beyond that portion which is expected to offset current taxes. As of March 31, 2023, the Company’s Federal income tax payable is $3,830 and State Income Tax payable is $1,641. At March 31, 2022, The Company’s Federal income tax payable and State Income tax payable was zero.

The Company provides for income taxes using the asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company expects to utilize all Deferred Tax Assets. The Company did not have a deferred tax liability at March 31, 2023 and 2022.

As of March 31, 2023, and March 31, 2022, the Company had no accrued interest or penalties because there were none. The Company had no Federal or State tax examinations in the past nor does it have any at the current time.

As of March 31, 2023, and March 31, 2022, the Company had no accrued interest or penalties because there were none. The Company had no Federal or State tax examinations in the past nor does it have any at the current time.

		Deferred Tax Assets as of March 31,		Net Operating Loss Carryforward as of March 31,
	Tax Rate	2023	2022	2023	2022
Federal	21%	$794,947	$791,727	$3,785,462	$3,770,126
State of New Jersey	9%	$340,692	$339,312	$3,785,462	$3,770,126
Total		$1,135,639	$1,131,038	$7,570,924	$7,540,252

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

Pursuant to the Agreement, if Mr. Simpson’s employment is terminated without cause, the Company is obligated to pay him all amounts due under the contract for the remaining term of the contract immediately. At March 31, 2023, the potential liability to EQUATOR Beverage Company was $408,000 and 3,216,000 shares of non-trading, restricted Common Stock.

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

Restricted Stock Issuances

During the three months ended March 31, 2023, 238,500 shares of Restricted and Non-Trading Common Stock were issued to Directors and Officers of the Company. These shares have full voting rights but are restricted for sale and transfer.

During the year ended December 31, 2022, 1,353,000 shares of Restricted and Non-Trading Common Stock were issued to Directors and Officers of the Company. These shares have full voting rights but are restricted for sale and transfer

On June 1, 2022, Mr. Simpson exercised his options to purchase 159,054 shares of Restricted and Non-Trading shares at $0.16 per share. The total exercise value was $25,449.

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

NOTE 5 – STOCK OPTIONS

As of March 31, 2023, there are no outstanding stock options.

On June 1, 2022, Mr. Simpson exercised options to purchase 159,054 shares of Restricted and Non-Trading shares at $0.16 per share. The total exercise value was $25,449.

On February 4, 2022, the Company adjusted the exercise price of the options granted to Mr. Simpson from $0.32 per share to $0.16 per share.

The following table summarizes stock option activity:

	Issued To	Expiration Date	Days to Expiration	Exercise Price	Options
Outstanding January 1, 2022	Glenn Simpson	4/6/2024	827	$0.16	159,054
Exercised June 1, 2022	Glenn Simpson	4/6/2024		$0.16	(159,054)
Outstanding March 31, 2023	Glenn Simpson	-	-	-	0

During the three months ended March 31, 2023 and 2022, compensation expense related to stock options was $0. As of March 31, 2023, there was no unrecognized compensation cost related to non-vested stock options.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2023, Mr. Simpson lent funds to the Company. As of March 31, 2023, the loan payable to Mr. Simpson was $235,000.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

●	Significant Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations — Analysis of our financial results comparing the quarter ended March 31, 2023 to March 31, 2022.

●	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

Results of Operations

Three Months Ended March 31, 2023 and 2022

Revenue

For the three months ended March 31, 2023, the Company reported revenue of $515,633 an increase from revenue of $379,657 for the three months ended March 31, 2022. The $135,976 increase in revenue was primarily due to Covid having a lesser impact on our business.

Cost of Revenue

Cost of revenue includes finished goods purchase costs, production costs, raw material costs and freight in costs. Also included in cost of revenue are adjustments made to inventory carrying amounts, including markdowns to market.

For the three months ended March 31, 2023, cost of revenue was $313,457 or 61% of revenue. For the three months ended March 31, 2022, cost of revenue was $232,584 or 61% of revenue.

Operating Expenses

For the three months ended March 31, 2023, selling, general and administrative expenses was $194,912 a decrease of $86,654 from the three months ended March 31, 2022 of $281,566.

This decrease in operating expenses was due to lower stock award expense and also from a decrease in Amazon Selling fees. Stock award expense decreased by $95,776 while Amazon selling fees decreased by $11,370 for the three months ended March 31, 2023 compared to the same period last year. These decreases were offset by an increase in cash compensation expense by $14,031 for the three months ended March 31, 2023 compared to March 31, 2022.

Net Income

For the three months ended March 31, 2022, the net income was $4,485, a $139,864 improvement from a net loss of ($135,379) for the three months ended March 31, 2022.

Liquidity and Capital Resources

Liquidity

As of March 31, 2023, the Company had working capital of $164,342. Net cash from operating activities was $19,908 for the three months ended March 31, 2023, compared to net cash used in operating activities for the three months ended March 31, 2022 of $47,545. Net cash provided by financing activities was $10,000 for the three months ended March 31, 2023 compared to $25,750 for the three months ended March 31, 2022. Net cash was provided by financing activities of a related party loan for the three months ended March 31, 2023. Net cash was provided by financing activities of a related party loan and proceeds from the exercise of stock options, offset by cash used in financing activities to repurchase EQUATOR Restricted Common Stock for the three months ended March 31, 2022.

Working Capital Needs

Our working capital requirements increase as demand grows for our products. During the three months ended March 31, 2023, the Company had net borrowings of $235,000. This was the direct result of supply chain delays in manufacturing and ocean transport times. In 2022, borrowings were $225,000. Should the Company require additional working capital during the next twelve months, it may seek to raise additional funds. Financing transactions may include the issuance of equity, debt securities and obtaining credit facilities.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

For the period January 1, 2022 to March 31, 2023, the following table sets forth the high and low closing bid prices by quarter, based upon information obtained from inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:

Period	High	Low	VWAP*	Shares Traded
First Quarter 2023	$0.06	$0.05	$0.06	301,445
Fourth Quarter 2022	$0.08	$0.05	$0.06	332,890
Third Quarter 2022	$0.51	$0.06	$0.12	1,065,864
Second Quarter 2022	$0.22	$0.14	$0.16	132,619
First Quarter 2022	$0.30	$0.16	$0.20	66,677

*Volume-weighted average price (VWAP)

Holders

As of March 31, 2023, there were 16,469,115 shares issued and outstanding. There were 907 shareholders of record.

Dividends

The Company has not declared a cash dividend with respect to its Common Stock. Future payment of dividends is within the discretion of the Board of Directors and will depend on earnings, capital requirements, financial condition and other relevant factors.

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

There were no sales of unregistered securities during the three months ended March 31, 2023 and 2022.

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

Name and Principal Position	Year	Salary		Stock Awards
Glenn Simpson, Chairman & CEO	2022	$24,000	(1)	$11,792	(1)
	2021	$15,000	(2)	$76,368	(2)

(1)	Pursuant to Mr. Simpson’s employment agreement (the “Amended Simpson Agreement”) amended September 1, 2022, Mr. Simpson is paid a salary of $8,000 per month in cash and the Company is obligated to grant Mr. Simpson 67,000 shares of non-trading, restricted Common Stock per month. Pursuant to this agreement, Mr. Simpson is also entitled to an annual bonus comprised of cash and non-trading, restricted Common shares based on performance goals established by the Board of Directors of the Company. The cash bonus is established at $44,400 per year. The stock bonus is set at 200,000 shares of non-trading, restricted Common Stock per year through March 31, 2027.

(2)	Pursuant to Mr. Simpson’s employment agreement (the “Simpson Agreement”), Mr. Simpson is paid a salary of $5,000 per month in cash and the Company is obligated to grant Mr. Simpson 33,500 shares of non-trading, restricted Common Stock per month. Pursuant to this agreement, Mr. Simpson is also entitled to an annual bonus comprised of cash and non-trading, restricted Common shares based on performance goals established by the Board of Directors of the Company. The cash bonus is established at $44,400 per year. The stock bonus is set at 100,000 shares of non-trading, restricted Common Stock per year through March 31, 2025.

During the three months ended March 31, 2023, 201,000 shares of Non-trading, Restricted Common Stock were issued to Mr. Simpson for the stock portion of his compensation.

During the three months ended March 31, 2022, 100,500 shares of Non-trading, Restricted Common Stock were issued to Mr. Simpson for the stock portion of his compensation. Mr. Simpson was also issued 350,000 shares of Non-Trading Restricted Common Stock as a one-time stock award.

Outstanding Option Awards at March 31

The following table sets forth information regarding stock options held by executive officers at March 31.

		Expiration	Exercise	As of March 31,
	Issued To	Date	Price	2023	2022
Shares underlying options outstanding	Glenn Simpson	4/6/2024	$0.16	0	159,054

On February 4, 2022, the Company adjusted the exercise price of the options granted to Mr. Simpson from $0.32 per share to $0.16 per share.

Option Exercises in 2023 and 2022

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

ITEM 9. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock known by us as of March 31, 2023 by:

●	each director;
●	each named executive officer; and
●	all directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our Common Stock owned by them, except to the extent such power may be shared with a spouse.

Name	Shares	Common Stock Percent
Glenn Simpson	7,702,892	47%
Chairman and CEO
Diane Cudia	491,667	3%
Corporate Controller
Jeffrey Devlin	518,143	3%
Director
All Officers and Directors	8,712,702	53%

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

EQUATOR BEVERAGE COMPANY

Dated: April 24, 2023	By:	/s/ Glenn Simpson
Glenn Simpson Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)

