Form 10-Q
period 2023-06-30
EQUATOR Beverage Co
filed 2023-08-02
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2023

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

Registrant’s telephone number: 929-264-7944

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See the definitions of the “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

On June 30, 2023, there were 16,327,596 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

EQUATOR BEVERAGE COMPANY

Condensed Balance Sheets (Unaudited)

As of June 30, 2023 and December 31, 2022

	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,063	$10,738
Accounts receivable, net	148,056	93,852
Inventory	279,252	268,289
Supplier deposits	31,500	44,772
Prepaid expenses	43,146	23,355
Security deposit	113	113
Total Current Assets	$537,130	$441,119

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$75,723	$70,252
Related party loans	290,000	225,000
Total Current Liabilities	365,723	295,252

STOCKHOLDERS’ EQUITY
Common stock, 20,000,000 shares authorized at $0.001 par value, 16,327,596 and 16,230,615 shares issued and outstanding, at June 30, 2023 and December 31, 2022, respectively	16,328	16,231
Additional paid-in capital	23,761,045	23,758,917
Accumulated deficit	(23,605,966)	(23,629,281)
Total Stockholders’ Equity	171,407	145,867
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$537,130	$441,119

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY

Condensed Statements of Operations (Unaudited)

For the Three Months Ended June 30, 2023 and 2022

	2023	2022
Revenue	$588,478	$541,102
Cost of Revenue	307,721	352,759
Gross Profit	280,757	188,343

Operating Expenses
Selling, general and administrative	258,671	188,230
Total Operating Expenses	258,671	188,230
Income from Operations	22,086	113
Other Expense	(3,256)	(2,940)
Income/(Loss) Before Provision for Income Taxes	18,830	(2,827)
Net Income/(Loss)	$18,830	$(2,827)
Net Income/(Loss) per common share, basic and diluted	$0.00	$0.00
Weighted average number of common shares outstanding, basic and diluted	16,557,928	15,810,725

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY

Condensed Statements of Operations (Unaudited)

For the Six Months Ended June 30, 2023 and 2022

	2023	2022
Revenue	$1,104,113	$920,759
Cost of Revenue	621,179	585,343
Gross Profit	482,934	335,416

Operating Expenses
Selling, general and administrative	453,583	469,796
Total Operating Expenses	453,583	469,796
Income/(Loss) from Operations	29,351	(134,380)
Other Expense	(6,036)	(3,826)
Income/(Loss) Before Provision for Income Taxes	23,315	(138,206)
Provision for Income Taxes	(13,344)
Net Income/(Loss)	$9,971	$(138,206)
Net Income/(Loss) per common share, basic and diluted	$0.00	$(0.01)
Weighted average number of common shares outstanding, basic and diluted	16,881,644	15,658,344

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY

Condensed Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2023 and 2022

	2023	2022
Cash flows from operating activities:
Net income/(loss)	$23,315	$(138,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued to directors and employees	40,227	136,073

Changes in assets and liabilities:
Increase in accounts receivable	(54,204)	(58,105)
Increase in inventory	(10,963)	(94,245)
Decrease in supplier deposits	13,272	-
Increase in prepaid expenses and security deposit	(19,790)	(2,754)
Increase in accounts payable and accrued expenses	5,470	57,221
Net cash used in operating activities	(2,673)	(100,016)
Net cash provided by/ (used in) financing activities:
Proceeds from related party loan	170,000	352,000
Repayments of from related party loan	(105,000)	(127,000)
Proceeds from options exercise	-	25,448
Shares repurchased for cancellation	(38,002)	(193,188)
Net cash provided by financing activities	26,998	57,260

Net increase/ (decrease) in cash and cash equivalents	24,325	(42,756)
Cash and cash equivalents at beginning of period	10,738	46,481
Cash and cash equivalents at end of periods	$35,063	$3,725

Summary of non-cash investing and financing activity: During the six-month period ended June 30, 2023 the Company issued a total of 477,000 Restricted and Non-Trading shares with an implied value of $40,227 to directors and officers as a result of contractual stock awards. During the six-month period ended June 30, 2022 the Company issued a total of 960,054 Restricted and Non-Trading shares with an implied value of $161,521 to directors and officers as a result of contractual stock awards and to settle obligations payable.

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY

Condensed Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three and Six Months Ended June 30, 2023 and 2022

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	16,230,615	$16,231	$23,758,917	$(23,629,281)	$145,867
Stock issued to Directors and employees	238,500	238	13,754	-	13,992
Stock repurchased and returned to Treasury	-	-	-	-	-
Net Income	-	-	-	4,485	4,485
Balance, March 31, 2023	16,469,115	$16,469	$23,772,671	$(23,624,796)	$164,344
Stock issued to Directors and employees	238,500	239	25,996	-	26,235
Stock repurchased and returned to Treasury	(380,019)	(380)	(37,622)	-	(38,002)
Net Income	-	-	-	18,830	18,830
Balance, June 30, 2023	16,327,596	$16,238	$23,761,045	$(23,605,966)	$171,407

	Common Stock		Additional Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit
Balance, December 31, 2021	15,548,903	$15,549	$23,745,449	$(23,390,445)	$370,553
Stock issued to Directors and employees	681,750	682	111,323	-	112,005
Stock repurchased and returned to Treasury	(375,000)	(375)	(100,875)	-	(101,250)
Net loss	-	-	-	(135,379)	(135,379)
Balance, March 31, 2022	15,855,653	$15,856	$23,755,897	$(23,525,824)	$245,929
Stock issued to Directors and employees	119,250	119	23,949	-	24,068
Exercise of Stock Options	159,054	159	25,289	-	25,448
Stock repurchased and returned to Treasury	(455,342)	(455)	(91,483)	-	(91,938)
Net Loss	-	-	-	(2,827)	(2,827)
Balance, June 30, 2022	15,678,615	$15,679	$23,713,652	$23,528,651	$200,680

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY

Notes to Condensed Financial Statements (Unaudited)

June 30, 2023

NOTE 1 – BUSINESS

Overview

EQUATOR Beverage Company, headquartered in Jersey City, NJ, is a Delaware corporation that specializes in developing, producing, distributing, and marketing new beverage products.

Our beverages have been certified Non-GMO Project Verified and USDA Organic, and we offer both nonalcoholic and ready-to-drink alcoholic options. In addition, we have a line of sparkling energy beverages targeted towards female consumers.

Our beverages can be found in North America, the Caribbean, and Bermuda. We are committed to sustainability and use 100% recyclable, eco-friendly packaging that has a minimal impact on the environment. Furthermore, our products are plant-based, renewable, and eco-friendly.

Coconut water is nature's super hydration drink for skin and body. In each 11 oz serving, there are five essential electrolytes totaling 1043 mg more than other sports drinks. It is a fast rehydration recovery drink which performs faster than water. Coconut water has natural nutrients for skin and hair and vitamins B & C natural - not added. Coconut water is plant based and renewable; great for vegan, kosher, paleo keto and low carb diets. All this comes with a fresh crisp coconut taste. There are no preservatives in this coconut water and it is packaged in an eco-friendly container.

CURRENT OPERATIONS

Sales and Distribution

The Company’s flagship product is MOJO Coconut Water. In addition to Coconut Water, the Company produces Coconut Water + Pineapple Juice, Sparkling Coconut Water Citrus, Sparkling Energy Blood Orange, Sparkling Energy Pink Grapefruit, Cubano Blue Agave Tequila Organic Sparkling Coconut Water Citrus, Cubano Blue Agave Tequila Organic Sparkling Coconut Water Blood Orange and Organic Coconut Water. We seek to grow the market share of our products by expanding our hybrid distribution network through the relationships and efforts of our management and third-party partners and broker network, and new products and packaging. The Company packages its beverages in 100% recyclable, Eco-Friendly packaging that can be recycled infinite times and is not made from carbon oil-based packaging. The packaging has a very low impact on the environment, and does not contribute to landfills and the pollution of our bodies of water. Also, our products are plant-based, Eco-friendly and renewable.

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

Employees

As of June 30, 2023, the Company had two employees. The Company also uses the services of contractors, consultants and other third-parties. We contract with food brokers to represent our products to specific specialized sales channels. We utilize the services of direct sales and distribution companies that deliver and sell our products to their customers. We contract with manufacturing facilities to produce our products and outsource the storage and transportation of our products.

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

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q and article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited interim condensed financial statements included in this document have been prepared on the same basis as the annual audited financial statements, and in the Company’s opinion, reflect all adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the six months ended June 30, 2023 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K.

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

Cash and Cash Equivalents

Cash equivalents include investment instruments and time deposits purchased with a maturity of three months or less. As of June 30, 2023, and June 30, 2022, the Company did not have any cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of June 30, 2023 and 2022 was zero.

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

Income Taxes

The Net Operating Loss Carryforwards for federal taxes was $3,740,158, at June 30, 2023 and 3,748,885 at June 30, 2022. The Net Operating Loss Carryforwards at June 30, 2023 was $3,740,158 and $3,748,885 for the State of New Jersey. The Deferred Tax Assets for federal taxes was $785,433 at June 30, 2023 and $787,266 at June 30, 2022. The Deferred Tax Assets at June 30, 2023 was $336,614 and $337,400 at June 30, 2022 for the State of New Jersey. The total Deferred Tax Assets was $1,122,047 at June 30, 2023 and $1,124,666 at June 30, 2022. The Deferred Tax assets have been fully reserved by valuation allowances beyond that portion which is expected to offset current taxes. As of June 30, 2023, the Company’s Federal income tax payable is $13,344 and State Income Tax payable is $5,719. At June 30, 2022, The Company’s Federal income tax payable and State Income tax payable was zero.

The Company provides for income taxes using the asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company expects to utilize all Deferred Tax Assets. The Company did not have a deferred tax liability at June 30, 2023 and 2022.

As of June 30, 2023, and June 30, 2022, the Company had no accrued interest or penalties because there were none. The Company had no Federal or State tax examinations in the past nor does it have any at the current time.

		Deferred Tax Assets as of June 30,		Net Operating Loss Carryforward as of June 30,
	Tax Rate	2023	2022	2023	2022
Federal	21%	$785,433	$787,266	$3,740,158	$3,748,885
State of New Jersey	9%	$336,614	$337,400	$3,740,158	$3,748,885
Total		$1,122,047	$1,124,666	$7,480,316	$7,497,770

Fair value of financial instruments

The carrying amounts of financial instruments, which include cash, accounts receivable, accounts payable and accrued expense, approximate their fair values due to their short-term nature.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Employment Agreement

Pursuant to Mr. Simpson’s Amended and Restated Employment Agreement (“the Agreement”) dated April 6, 2017 and amended on September 1, 2022, Mr. Simpson is paid a salary of $8,000 per month and a stock award of 67,000 shares of non-trading, restricted Common Stock.

Mr. Simpson is also paid an annual bonus comprised of cash and stock awards for non-trading, restricted Common Stock based on the achievement of performance goals established by the Board of Directors of the Company and set forth in the Agreement. The cash bonus is established at $44,400 per year. The stock award is set at 200,000 shares of non-trading, restricted Common Stock per year through March 31, 2027.

Pursuant to the Agreement, if Mr. Simpson’s employment is terminated without cause, the Company is obligated to pay him all amounts due under the contract for the remaining term of the contract immediately. At June 30, 2023, the potential liability to EQUATOR Beverage Company was $360,000 and 3,015,000 shares of non-trading, restricted Common Stock.

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

Restricted Stock Issuances

During the six months ended June 30, 2023, 477,000 shares of Restricted and Non-Trading Common Stock were issued to Directors and Officers of the Company. These shares have full voting rights but are restricted for sale and transfer.

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

On February 4, 2022, the board of Directors approved the issuance of 525,000 shares of Restricted and Non-Trading Common Stock to Mr. Simpson, Mr. Devlin and Ms. Cudia for their continued service to the Company. Mr. Simpson was issued 350,000 shares of Restricted and Non-Trading Common Stock. Mr. Devlin and Ms. Cudia were each issued 87,500 shares of Restricted and Non-Trading Common Stock. The value of these shares was recorded as stock awards.

Additionally, Mr. Simpson was issued 402,000 shares of Restricted and Non-Trading Common Stock for his stock awards. Mr. Devlin was issued 75,000 shares of Restricted and Non-Trading Common Stock as for continuing to serve as a Director of the Company. Ms. Cudia was issued 37,500 shares of Restricted and Non-Trading Common Stock for her annual stock awards. The value of these shares was recorded as stock awards.

Stock Purchased for Cancellation

During the quarter ended June 30, 2023, the Company purchased 380,019 shares of its Restricted Common Stock from shareholders at a cost of $38,002.

During the year ended December 31, 2022 the Company purchased 830,342 shares of its Restricted Common Stock from shareholders at a cost of $193,188.

NOTE 5 – STOCK OPTIONS

As of June 30, 2023, there are no outstanding stock options.

On June 1, 2022, Mr. Simpson exercised options to purchase 159,054 shares of Restricted and Non-Trading shares at $0.16 per share. The total exercise value was $25,449.

On February 4, 2022, the Company adjusted the exercise price of the options granted to Mr. Simpson from $0.32 per share to $0.16 per share.

The following table summarizes stock option activity:

	Issued To	Expiration Date	Days to Expiration	Exercise Price	Options
Outstanding January 1, 2022	Glenn Simpson	4/6/2024	827	$0.16	159,054
Exercised June 1, 2022	Glenn Simpson	4/6/2024	-	$0.16	(159,054)
Outstanding June 30, 2023	Glenn Simpson	-	-	-	0

During the six months ended June 30, 2023 and 2022, compensation expense related to stock options was $0. As of June 30, 2023, there was no unrecognized compensation cost related to non-vested stock options.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2023, Mr. Simpson lent funds to the Company. As of June 30, 2023, the loan payable to Mr. Simpson was $290,000.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

●	Significant Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations — Analysis of our financial results comparing the quarter ended June 30, 2023 to June 30, 2022.

●	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

COMPANY OVERVIEW

EQUATOR Beverage Company, headquartered in Jersey City, NJ, is a Delaware corporation that specializes in developing, producing, distributing, and marketing new beverage products.

Our beverages have been certified Non-GMO Project Verified and USDA Organic, and we offer both nonalcoholic and ready-to-drink alcoholic options. In addition, we have a line of sparkling energy beverages targeted towards female consumers.

Our beverages can be found in North America, the Caribbean, and Bermuda. We are committed to sustainability and use 100% recyclable, eco-friendly packaging that has a minimal impact on the environment. Furthermore, our products are plant-based, renewable, and eco-friendly.

Coconut water is nature's super hydration drink for skin and body. In each 11 oz serving, there are five essential electrolytes totaling 1043 mg more than other sports drinks. It is a fast rehydration recovery drink which performs faster than water. Coconut water has natural nutrients for skin and hair and vitamins B & C natural - not added. Coconut water is plant based and renewable; great for vegan, kosher, paleo keto and low carb diets. All this comes with a fresh crisp coconut taste. There are no preservatives in this coconut water and it is packaged in an eco-friendly container.

Results of Operations

Three Months Ended June 30, 2023 and 2022

Revenue

For the three months ended June 30, 2023, the Company reported revenue of $588,479 an increase from revenue of $541,102 for the three months ended June 30, 2022. The $47,377 increase in revenue was due in part to a strong demand for a new product that launched in 2022.

Cost of Revenue

Cost of revenue includes finished goods purchase costs, production costs, raw material costs and freight in costs. Also included in cost of revenue are adjustments made to inventory carrying amounts, including markdowns to market.

For the three months ended June 30, 2023, cost of revenue was $307,721 or 52% of revenue. For the three months ended June 30, 2022, cost of revenue was $352,760 or 65% of revenue. The 13% decrease in cost of revenue was primarily due to lower ocean transportation costs for the quarter ended June 30, 2023 compared to the same period last year.

Operating Expenses

For the three months ended June 30, 2023, selling, general and administrative expenses was $258,671 an increase of $70,441 from the three months ended June 30, 2022 of $188,229.

This increase in operating expenses was due to an increase in Amazon Selling fees coupled with increases in compensation and marketing expenses. Amazon selling fees increased by $35,683. Compensation expense increased by $12,950 and marketing expenses went up by $11,013 compared to the same period last year.

Net Income

For the three months ended June 30, 2023, the net income was $18,830, a $21,657 improvement from a net loss of ($2,827) for the three months ended June 30, 2022.

Six Months Ended June 30, 2023 and 2022

Revenue

For the six months ended June 30, 2023, the Company reported revenue of $1,104,113 an increase from revenue of $920,759 for the six months ended June 30, 2022. The $183,354 increase in revenue was primarily due to Covid having a lesser impact on our business.

Cost of Revenue

Cost of revenue includes finished goods purchase costs, production costs, raw material costs and freight in costs. Also included in cost of revenue are adjustments made to inventory carrying amounts, including markdowns to market.

For the six months ended June 30, 2023, cost of revenue was $621,179 or 56% of revenue. For the six months ended June 30, 2022, cost of revenue was $585,343 or 63% of revenue. The 7% decrease in cost of revenue was due to the lower ocean transportation costs for the first six months of 2023 compared to the same period last year.

Operating Expenses

For the six months ended June 30, 2023, selling, general and administrative expenses was $453,583 a decrease of $16,213 from the six months ended June 30, 2022 of $469,796.

This increase in operating expenses was due to lower stock award expenses offset by increases in Amazon selling expenses, compensation expenses and marketing expenses. During the first six months of 2023, Stock award expenses decreased by $89,520 compared to the same period last year; while Amazon selling expenses increased by $27,280, compensation expenses increased by $26,980 and marketing expenses increased by $11,671 compared to the first six months of 2022.

Net Income

For the six months ended June 30, 2023, the net income was $23,315, a $161,521 improvement from a net loss of ($138,206) for the six months ended June 30, 2022.

Liquidity and Capital Resources

Liquidity

As of June 30, 2023, the Company had working capital of $171,408. Net cash used in operating activities was $2,673 for the six months ended June 30, 2023, compared to net cash used in operating activities for the six months ended June 30, 2022 of $100,016. Net cash provided by financing activities was $26,998 for the six months ended June 30, 2023 compared to $57,260 for the six months ended June 30, 2022. Net cash was provided by financing activities of a related party loan, offset by cash used in financing activities to repurchase EQUATOR Restricted Common Stock for the six months ended June 30, 2023. Net cash was provided by financing activities of a related party loan and proceeds from the exercise of stock options, offset by cash used in financing activities to repurchase EQUATOR Restricted Common Stock for the six months ended June 30, 2022.

Working Capital Needs

Our working capital requirements increase as demand grows for our products. During the six months ended June 30, 2023, the Company had net borrowings of $290,000. This was the direct result of supply chain delays in manufacturing and ocean transport times. In 2022, borrowings were $225,000. Should the Company require additional working capital during the next twelve months, it may seek to raise additional funds. Financing transactions may include the issuance of equity, debt securities and obtaining credit facilities.

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

Under the supervision and with the participation of the Company’s senior management, consisting of the Company’s principal executive and financial officer and the Company’s principal accounting officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15€ and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, the Company’s principal executive and financial officer concluded, as of the Evaluation Date, that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

For the period January 1, 2022 to June 30, 2023, the following table sets forth the high and low closing bid prices by quarter, based upon information obtained from inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:

Period	High	Low	VWAP*	Shares Traded
Second Quarter 2023	$0.35	$0.05	$0.10	768,189
First Quarter 2023	$0.06	$0.05	$0.06	301,445
Fourth Quarter 2022	$0.08	$0.05	$0.06	332,890
Third Quarter 2022	$0.51	$0.06	$0.12	1,065,864
Second Quarter 2022	$0.22	$0.14	$0.16	132,619
First Quarter 2022	$0.30	$0.16	$0.20	66,677

*Volume-weighted average price

Holders

As of June 30, 2023, there were 16,327,596 shares issued and outstanding. There were 847 shareholders of record.

Dividends

The Company has not declared a cash dividend with respect to its Common Stock. Future payment of dividends is within the discretion of the Board of Directors and will depend on earnings, capital requirements, financial condition and other relevant factors.

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

There were no sales of unregistered securities during the six months ended June 30, 2023 and 2022.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2023, the Company repurchased 380,019 shares of EQUATOR Restricted Common Stock from shareholders at a total cost of $38,002. The shares were cancelled.

During the year ended December 31, 2022, the Company repurchased 830,342 shares of EQUATOR Restricted Common Stock from shareholders at a total cost of $193,188. The shares were cancelled.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

PART III

ITEM 7. DIRECTORS, EXECUTIVE OFFICER, AND CORPORATE GOVERNANCE

Executive Officer and Directors

Below are the names and certain information regarding our current executive officer and directors:

Name	Age	Title	Appointed
Glenn Simpson	71	Chairman & CEO	October 27, 2011
Jeffrey Devlin	76	Director	January 27, 2012

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act of 1934, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash only rights) and any changes in that ownership with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the three months ended June 30,2023 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 8. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or earned by each of our named executive officers (as defined under SEC rules).

Name and Principal Position	Year	Salary		Stock Awards
Glenn Simpson, Chairman & CEO	2023	$48,000	(1)	$33,902	(1)
	2022	$30,000	(2)	$37,922	(2)

(1)

Pursuant to Mr. Simpson’s employment agreement (the “Amended Simpson Agreement”) amended September 1, 2022, Mr. Simpson is paid a salary of $8,000 per month in cash and the Company is obligated to grant Mr. Simpson 67,000 shares of non-trading, restricted Common Stock per month. Pursuant to this agreement, Mr. Simpson is also entitled to an annual bonus comprised of cash and stock awards for non-trading, restricted Common shares based on performance goals established by the Board of Directors of the Company. The cash bonus is established at $44,400 per year. The stock award is set at 200,000 shares of non-trading, restricted Common Stock per year through March 31, 2027.

(2)

Pursuant to Mr. Simpson’s employment agreement (the “Simpson Agreement”), Mr. Simpson is paid a salary of $5,000 per month in cash and the Company is obligated to grant Mr. Simpson 33,500 shares of non-trading, restricted Common Stock per month. Pursuant to this agreement, Mr. Simpson is also entitled to an annual bonus comprised of cash and stock awards for non-trading, restricted Common shares based on performance goals established by the Board of Directors of the Company. The cash bonus is established at $44,400 per year. The stock award is set at 100,000 shares of non-trading, restricted Common Stock per year through March 31, 2025.

During the six months ended June 30, 2023, 402,000 shares of Non-trading, Restricted Common Stock were issued to Mr. Simpson for his stock awards.

During the six months ended June 30, 2022, 201,000 shares of Non-trading, Restricted Common Stock were issued to Mr. Simpson for his stock awards. Mr. Simpson was also issued 350,000 shares of Non-Trading Restricted Common Stock as a one-time stock award.

Outstanding Option Awards at June 30

The following table sets forth information regarding stock options held by executive officers at June 30.

		Expiration	Exercise	As of June 30,
	Issued To	Date	Price	2023	2022
Shares underlying options outstanding	Glenn Simpson	4/6/2024	$0.16	0	159,054

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

ITEM 9. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock known by us as of June 30, 2023 by:

●	each director;
●	each named executive officer; and
●	all directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our Common Stock owned by them, except to the extent such power may be shared with a spouse.

Name	Shares	Common Stock Percent
Glenn Simpson	7,903,892	48
Chairman & CEO
Diane Cudia	491,667	3
Corporate Controller
Jeffrey Devlin	555,643	3
Director
All Officers and Directors	8,951,202	54

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

EQUATOR BEVERAGE COMPANY

Dated: August 2, 2023	By:	/s/ Glenn Simpson
Glenn Simpson Chairman & CEO (Principal Executive and Principal Financial Officer)

