Form 10-Q
period 2023-09-30
EQUATOR Beverage Co
filed 2023-10-18
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2023

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

On September 30, 2023, there were 16,641,096 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

EQUATOR BEVERAGE COMPANY

Condensed Balance Sheets (Unaudited)

As of September 30, 2023 and December 31, 2022

	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$330	$10,738
Accounts receivable, net	247,462	93,852
Inventory	233,343	268,289
Supplier deposits	23,600	44,772
Prepaid expenses	40,044	23,468
Total Current Assets	$544,779	$441,119

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$68,943	$70,252
Related party loans	240,000	225,000
Total Current Liabilities	308,943	295,252

STOCKHOLDERS’ EQUITY
Common stock, 20,000,000 shares authorized at $0.001 par value, 16,641,096 and 16,230,615 shares issued and outstanding, at September 30, 2023 and December 31, 2022, respectively	16,641	16,231
Additional paid-in capital	23,879,072	23,758,917
Accumulated deficit	(23,659,877)	(23,629,281)
Total Stockholders’ Equity	235,836	145,867
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$544,779	$441,119

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY

Condensed Statements of Operations (Unaudited)

For the Three Months Ended September 30, 2023 and 2022

	2023	2022
Revenue	$675,947	$548,973
Cost of Revenue	367,262	380,864
Gross Profit	308,685	168,109

Operating Expenses
Selling, general and administrative	358,639	198,122
Total Operating Expenses	358,639	198,122
Loss from Operations	(49,954)	(30,013)
Interest Expense	(3,957)	(3,335)
Net Loss	$(53,911)	$(33,348)
Net Loss per common share, basic and diluted	$0.00	$0.00
Weighted average number of common shares outstanding, basic and diluted	17,274,826	16,092,401

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY

Condensed Statements of Operations (Unaudited)

For the Nine Months Ended September 30, 2023 and 2022

	2023	2022
Revenue	$1,780,059	$1,469,732
Cost of Revenue	988,441	966,207
Gross Profit	791,618	503,525

Operating Expenses
Selling, general and administrative	812,222	667,918
Total Operating Expenses	812,222	667,918
Loss from Operations	(20,604)	(164,393)
Interest Expense	(9,992)	(7,161)
Loss Before Provision for Income Taxes	(30,596)	(171,554)
Provision for Income Taxes	-	-
Net Loss	$(30,596)	$(171,554)
Net Loss per common share, basic and diluted	$0.00	$(0.01)
Weighted average number of common shares outstanding, basic and diluted	16,582,510	15,732,060

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY

Condensed Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2023 and 2022

	2023	2022
Cash flows from operating activities:
Net loss	$(30,596)	$(171,554)
Adjustments to reconcile net loss to net cash provided by/ (used in) operating activities:
Stock issued to directors and employees	158,567	159,923

Changes in assets and liabilities:
Increase in accounts receivable	(153,610)	(148,044)
Decrease/(Increase) in inventory	34,946	(16,244)
Decrease/(Increase) in supplier deposits	21,172	(1,850)
Increase in prepaid expenses	(16,576)	(20,564)
(Increase)/Decrease in accounts payable and accrued expenses	(1,309)	54,214
Net cash provided by / (used in) operating activities	12,594	(144,119)
Net cash provided by/ (used in) financing activities:
Proceeds from related party loan	170,000	295,000
Repayments of related party loan	(155,000)	(20,000)
Proceeds from options exercise	-	25,448
Shares repurchased for cancellation	(38,002)	(193,188)
Net cash (used in) / provided by financing activities	(23,002)	107,260

Net increase/ (decrease) in cash and cash equivalents	(10,408)	(36,859)
Cash and cash equivalents at beginning of period	10,738	46,481
Cash and cash equivalents at end of periods	$330	$9,622
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$9,992	$7,161

Summary of non-cash investing and financing activity: During the nine-month period ended September 30, 2023 the Company issued a total of 790,500 Restricted and Non-Trading shares with an implied value of $158,567 to directors and officers as a result of contractual stock awards. During the nine-month period ended September 30, 2022 the Company issued a total of 1,198,554 Restricted and Non-Trading shares with an implied value of $184,408 to directors and officers as a result of contractual stock awards and to settle obligations payable.

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY

Condensed Statements of Changes in Stockholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2023 and 2022

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	16,230,615	$16,231	$23,758,917	$(23,629,281)	$145,867
Stock issued to Directors and employees	238,500	238	13,754	-	13,992
Stock repurchased and returned to Treasury	-	-	-	-	-
Net Income	-	-	-	4,485	4,485
Balance, March 31, 2023	16,469,115	$16,469	$23,772,671	$(23,624,796)	$164,344
Stock issued to Directors and employees	238,500	239	25,996	-	26,235
Stock repurchased and returned to Treasury	(380,019)	(380)	(37,622)	-	(38,002)
Net Income	-	-	-	18,830	18,830
Balance, June 30, 2023	16,327,596	$16,328	$23,761,045	$(23,605,966)	$171,407
Stock issued to Directors and employees	313,500	313	118,027		118,340
Net Loss				(53,911)	(53,911)
Balance, September 30, 2023	16,641,096	$16,641	23,879,072	(23,659,877)	235,836

	Common Stock		Additional Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit
Balance, December 31, 2021	15,548,903	$15,549	$23,745,449	$(23,390,445)	$370,553
Stock issued to Directors and employees	681,750	682	111,323	-	112,005
Stock repurchased and returned to Treasury	(375,000)	(375)	(100,875)	-	(101,250)
Net loss	-	-	-	(135,379)	(135,379)
Balance, March 31, 2022	15,855,653	$15,856	$23,755,897	$(23,525,824)	$245,929
Stock issued to Directors and employees	119,250	119	23,949	-	24,068
Exercise of Stock Options	159,054	159	25,289	-	25,448
Stock repurchased and returned to Treasury	(455,342)	(455)	(91,483)	-	(91,938)
Net Loss	-	-	-	(2,827)	(2,827)
Balance, June 30, 2022	15,678,615	$15,679	$23,713,652	$23,528,651	$200,680
Stock issued to Directors and employees	238,500	239	23,611		23,850
Net Loss				(33,348)	(33,348)
Balance, September 30, 2022	15,917,115	15,918	23,737,263	(23,561,999)	191,182

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY

Notes to Condensed Financial Statements (Unaudited)

September 30, 2023

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

CURRENT OPERATIONS

Sales and Distribution

The Company’s flagship product is MOJO Coconut Water. In addition to Coconut Water, the Company produces Coconut Water + Pineapple Juice, Organic Coconut Water, Sparkling Coconut Water Citrus, Sparkling Coconut Water Blood Orange, Sparkling Coconut Water Pink Grapefruit, Energy Sparkling Citrus, Energy Sparkling Blood Orange, Energy Sparkling Pink Grapefruit, Cubano Blue Agave Tequila Organic Sparkling Coconut Water Citrus and Cubano Blue Agave Tequila Organic Sparkling Coconut Water Blood Orange. We seek to grow the market share of our products by expanding our hybrid distribution network through the relationships and efforts of our management and third-party partners and broker network, and new products and packaging. The Company packages its beverages in 100% recyclable, Eco-Friendly packaging that can be recycled infinite times and is not made from carbon oil-based packaging. The packaging has a very low impact on the environment, and does not contribute to landfills and the pollution of our bodies of water. Also, our products are plant-based, Eco-friendly and renewable.

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

Employees

As of September 30, 2023, the Company had two employees. The Company also uses the services of contractors, consultants and other third-parties. We contract with food brokers to represent our products to specific specialized sales channels. We utilize the services of direct sales and distribution companies that deliver and sell our products to their customers. We contract with manufacturing facilities to produce our products and outsource the storage and transportation of our products.

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

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q and article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited interim condensed financial statements included in this document have been prepared on the same basis as the annual audited financial statements, and in the Company’s opinion, reflect all adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the nine months ended September 30, 2023 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K.

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

Cash and Cash Equivalents

Cash equivalents include investment instruments and time deposits purchased with a maturity of three months or less. As of September 30, 2023, and September 30, 2022, the Company did not have any cash equivalents.

Accounts Receivable

Accounts receivable is stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of September 30, 2023 and 2022 was zero.

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

Net Income/(Loss) Per Common Share

The Company computes per share amounts in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings per Share”. ASC Topic 260 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income/(loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods.

Income Taxes

The Net Operating Loss Carryforward as of January 1, 2023 was $3,935,416 and $3,743,615 at January 1, 2022.  The Taxable Income from January 1 to September 30, 2023 was $145,584 and the Net Operating Loss Carryforward as of September 30, 2023 was $3,789,832. The Net Loss during the same period January 1 to September 30, 2022 was $7,882, and the Net Operating Loss Carryforward as of September 30, 2022 was $3,751,497.

The Federal Deferred Tax Asset on January 1, 2023 was $826,437 and the Federal Tax Expense as of September 30, 2023 was $30,573. The Federal Deferred Tax Asset on January 1, 2022 was $786,159 and the Federal Tax Expense as of September 30, 2022 was $0. The Federal Deferred Tax asset on September 30, 2023 was $795,865 and $786,159 on September 30, 2022. The Deferred Tax Asset for the State of New Jersey on January 1, 2023 was $354,187 and the State Income Tax Payable as of September 30, 2023 was $13,103. The Deferred Tax Asset for the State of New Jersey on January 1, 2022 was $336,925 and the State Income Tax Payable was $0. The Deferred Tax Asset for the State of New Jersey on September 30, 2023 was $341,085 and $336,925 on September 30, 2022. The Total Deferred Tax Assets as of September 30, 2023 is $1,136,950 and $1,123,084 as of September 30, 2022.  The Deferred Tax assets have been fully reserved by valuation allowances beyond that portion which is expected to offset current taxes.

The Company provides for income taxes using the asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company expects to utilize all Deferred Tax Assets. The Company did not have a deferred tax liability at September 30, 2023 and 2022.

As of September 30, 2023, and September 30, 2022, the Company had no accrued interest or penalties. The Company had no Federal or State tax examinations in the past nor does it have any at the current time.

	2023	2022
Net Operating Loss Carryforward, January 1	$3,395,416	$3,743,615
Taxable Income/ (Net Loss), January 1 to September 30	145,584	(7,882)
Net Operating Loss Carryforward, September 30	$3,789,832	$3,751,497
Federal Deferred Tax Asset, January 1	826,437	786,159
Federal Tax Expense as of September 30	30,573	-
Federal Deferred Tax Asset, September 30	$795,865	$786,159
State of New Jersey Deferred Tax Asset, January 1	354,187	336,925
State of New Jersey Tax Expense as of September 30	13,103	-
State of New Jersey Deferred Tax Asset, September 30	341,085	336,925
Total Deferred Tax Asset, September 30	$1,136,950	$1,123,084

Fair value of financial instruments

The carrying amounts of financial instruments, which include cash, accounts receivable, accounts payable and accrued expense, approximate their fair values due to their short-term nature.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Employment Agreement

Pursuant to Mr. Simpson’s Amended and Restated Employment Agreement (“the Agreement”) dated April 6, 2017 and amended on September 1, 2022, Mr. Simpson is paid a salary of $8,000 per month and a stock award of 67,000 shares of non-trading, restricted Common Stock. The employment agreement expires on March 31, 2027.

Pursuant to the Agreement, should Mr. Simpson’s employment be terminated without cause, the Company is obligated to pay Mr. Simpson all amounts from the contract immediately for the remaining term of 42 months.  At September 30, 2023, the potential liability to EQUATOR Beverage Company was $336,000 and 2,814,000 shares of non-trading, restricted Common Stock.

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

Restricted Stock Issuances

The table below summarizes the restricted stock awards during the first nine months of 2023 and 2022:

Restricted Stock Awards
Officers and Directors
January 1 to September 30

2023				2022
	VWAP	Shares	Amount		VWAP	Shares	Amount
Q1				Q1
Glenn Simpson	0.06	201,000	$11,792	Glenn Simpson	0.20	450,500	$76,368
Diane Cudia	0.06	37,500	2,200	Diane Cudia	0.20	106,250	17,800
Jeffrey Devlin	0.06	37,500	2,200	Jeffrey Devlin	0.20	106,250	17,800
Total		276,000	16,192	Total		663,000	111,968
Q2				Q2
Glenn Simpson	0.10	201,000	22,110	Glenn Simpson	0.16	100,500	17,554
Diane Cudia	0.10	37,500	4,125	Diane Cudia	0.16	18,750	3,275
Jeffrey Devlin	0.10	37,500	4,125	Jeffrey Devlin	0.16	18,750	3,275
Total		276,000	30,360	Total		138,000	24,104
Q3				Q3
Glenn Simpson	0.45	201,000	94,403	Glenn Simpson	0.12	201,000	20,100
Jeffrey Devlin	0.45	37,500	17,613	Jeffrey Devlin	0.12	37,500	3,750
Total		238,500	112,016	Total		238,500	23,850
Grand Total		790,500	$158,568	Grand Total		1,039,500	$159,922

On June 1, 2022, Mr. Simpson exercised his options to purchase 159,054 shares of Restricted and Non-Trading shares at $0.16 per share. The total purchase price was $24,449. The stock closed at $0.16 on the exercise date. There were no options outstanding after this option exercise.

 Stock Purchased for Cancellation

During the nine months ended September 30, 2023, the Company purchased 380,019 shares of its Restricted Common Stock from shareholders at a cost of $38,002.

During the year ended December 31, 2022 the Company purchased 830,342 shares of its Restricted Common Stock from shareholders at a cost of $193,188.

NOTE 5 – STOCK OPTIONS

As of September 30, 2023, there are no outstanding stock options and there was no obligation to issue stock options.

On June 1, 2022, Mr. Simpson exercised options to purchase 159,054 shares of Restricted and Non-Trading shares at $0.16 per share.

The total purchase price was $25,449. The stock closed at $0.16 on the exercise date. There were no options outstanding after this option exercise.

On February 4, 2022, the Company adjusted the exercise price of the options granted to Mr. Simpson from $0.32 per share to $0.16 per share. The stock closed at $0.17 on that day.

During the nine months ended September 30, 2023 and 2022, compensation expense related to stock options was $0. As of September 30, 2023, there was no unrecognized compensation cost related to non-vested stock options.

NOTE 6 – RELATED PARTY TRANSACTIONS

Mr. Simpson lent funds to the Company for a revolving loan with a principal amount up to $300,000. The loan bears a 6% simple interest per year. The principal and any accrued interest are due and payable on demand, and the Company has the right to pay back the loan in full or make payments without penalty.

As of September 30, 2023, the loan payable to Mr. Simpson was $240,000.

As of September 30, 2022, the loan payable to Mr. Simpson was $275,000.

On June 1, 2022, Mr. Simpson exercised 159,054 stock options at an exercise price of $0.16. The Company issued 159,054 Restricted and Non-Trading shares of Common Stock in exchange for the total purchase price of $25,449. The stock closed at $0.16 on the exercise date. There were no options outstanding after this option exercise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

●	Significant Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations — Analysis of our financial results comparing the quarter ended September 30, 2023 to September 30, 2022.

●	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

Our beverages have been certified Non-GMO Project Verified and USDA Organic, and we offer both nonalcoholic and ready-to-drink alcoholic options. In addition, we have a line of energy sparkling beverages formulated for female consumers.

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

Results of Operations

Three Months Ended September 30, 2023 and 2022

Revenue

For the three months ended September 30, 2023, the Company reported revenue of $675,947 an increase from revenue of $548,973 for the three months ended September 30, 2022. The $126,974 increase in revenue was due in part to a strong demand for a new product that launched in 2022.

Cost of Revenue

Cost of revenue includes finished goods purchase costs, production costs, raw material costs and freight in costs. Also included in cost of revenue are adjustments made to inventory carrying amounts, including markdowns to market.

For the three months ended September 30, 2023, cost of revenue was $367,262 or 54% of revenue. For the three months ended September 30, 2022, cost of revenue was $380,864 or 69% of revenue. The 15% decrease in cost of revenue was primarily due to lower ocean transportation costs for the quarter ended September 30, 2023 compared to the same period last year.

Operating Expenses

For the three months ended September 30, 2023, selling, general and administrative expenses was $358,639 an increase of $160,517 from the three months ended September 30, 2022 of $198,122.

This increase in operating expenses was primarily due to the increase in share price of the stock awards issued to officers and directors. Stock awards increased by $102,028 for the quarter ended September 30, 2023 compared to the same period last year. Compensation expense increased by $9,257 for the third quarter of 2023 compared to the same period in 2022.  Amazon selling fees also increased by $46,443.

Nine Months Ended September 30, 2023 and 2022

Revenue

For the nine months ended September 30, 2023, the Company reported revenue of $1,780,059 an increase from revenue of $1,469,732 for the nine months ended September 30, 2022. The $310,327 increase in revenue was primarily due to new accounts that the Company picked up and also a higher quantity of cases sold to current customers during 2023 compared to the same period in 2022.

Cost of Revenue

Cost of revenue includes finished goods purchase costs, production costs, raw material costs and freight in costs. Also included in cost of revenue are adjustments made to inventory carrying amounts, including markdowns to market.

For the nine months ended September 30, 2023, cost of revenue was $988,441 or 56% of revenue. For the nine months ended September 30, 2022, cost of revenue was $966,207 or 66% of revenue. The 10% decrease in cost of revenue was due to the lower ocean transportation costs for the first nine months of 2023 compared to the same period last year.

Operating Expenses

For the nine months ended September 30, 2023, selling, general and administrative expenses was $812,222, an increase of $144,304 from the nine months ended September 30, 2022 of $667,918.

This increase in operating expenses was primarily due to an increase in Amazon selling expenses, compensation expenses and marketing expenses. During the first nine months of 2023, Amazon selling expenses increased by $70,721, compensation expenses increased by $36,278 and marketing expenses increased by $13,691compared to the first nine months of 2022.

Liquidity and Capital Resources

Liquidity

As of September 30, 2023, the Company had working capital of $235,836. Net cash provided by operating activities was $12,594 for the nine months ended September 30, 2023, compared to net cash used in operating activities for the nine months ended September 30, 2022 of $144,119. Net cash used in financing activities was $23,002 for the nine months ended September 30, 2023 compared to $107,260 for the nine months ended September 30, 2022. Net cash was provided by financing activities of a related party loan, offset by cash used in financing activities to repurchase EQUATOR Restricted Common Stock for the nine months ended September 30, 2023. Net cash was provided by financing activities of a related party loan and proceeds from the exercise of stock options, offset by cash used in financing activities to repurchase EQUATOR Restricted Common Stock for the nine months ended September 30, 2022.

Working Capital Needs

Our working capital requirements increase as revenue grows for our products. During the nine months ended September 30, 2023, the Company had net borrowings of $240,000. This was the direct result of supply chain delays in manufacturing and ocean transport times. In 2022, borrowings were $275,000. Should the Company require additional working capital during the next twelve months, it may seek to raise additional funds. Financing transactions may include the issuance of equity, debt securities and obtaining credit facilities.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The nonalcoholic beverage segment and the alcoholic ready-to-drink beverage industry is competitive. We compete with numerous beverage companies, including those marketing similar products. All beverages’ companies are competing for stomach share on a daily basis which is approximately 64 oz. of fluid per day, per person. Our success depends on our ability to secure distribution channels for our products, our ability to make consumers aware of our products and the appeal of our products to consumers.

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

For the period January 1, 2022 to September 30, 2023, the following table sets forth the high, low and closing stock prices by quarter, based upon information obtained from inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:

Period	Close	High	Low	VWAP*	Shares Traded
Third Quarter 2023	$0.70	$0.74	$0.17	$0.45	618,921
Second Quarter 2023	$0.30	$0.35	$0.05	$0.10	768,189
First Quarter 2023	$0.05	$0.06	$0.05	$0.06	301,445
Fourth Quarter 2022	$0.06	$0.08	$0.05	$0.06	332,890
Third Quarter 2022	$0.08	$0.51	$0.06	$0.12	1,065,864
Second Quarter 2022	$0.10	$0.22	$0.14	$0.16	132,619
First Quarter 2022	$0.19	$0.30	$0.16	$0.20	66,677

*Volume-Weighted Average Price

Holders

As of September 30, 2023, there were 16,641,096 shares issued and outstanding.

Dividends

The Company has not declared a cash dividend with respect to its Common Stock. Future payment of dividends is within the discretion of the Board of Directors and will depend on earnings, capital requirements, financial condition and other relevant factors.

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

There were no sales of unregistered securities during the nine months ended September 30, 2023 and 2022.

Issuer Purchases of Equity Securities

During the nine months ended September 30, 2023, the Company repurchased 380,019 shares of EQUATOR Restricted Common Stock from shareholders at a total cost of $38,002. The shares were cancelled.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act of 1934, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash only rights) and any changes in that ownership with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the three months ended September 30,2023 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 8. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or earned by each of our named executive officers (as defined under SEC rules).

Name and Principal Position	Jan 1 to Sept 30	Salary		Stock Awards
Glenn Simpson, Chairman & CEO	2023	$72,000	(1)	$128,305	(1)
	2022	$30,000	(2)	$37,922	(2)

(1)

Pursuant to Mr. Simpson’s employment agreement amended September 1, 2022, Mr. Simpson is paid a salary of $8,000 per month in cash and the Company is obligated to grant Mr. Simpson 67,000 shares of non-trading, restricted Common Stock per month.

(2)

Pursuant to Mr. Simpson’s employment agreement, Mr. Simpson is paid a salary of $5,000 per month in cash and the Company is obligated to grant Mr. Simpson 33,500 shares of non-trading, restricted Common Stock per month.

During the nine months ended September 30, 2023, 603,000 shares of Non-trading, Restricted Common Stock were issued to Mr. Simpson.

During the nine months ended September 30, 2022, 402,000 shares of Non-trading, Restricted Common Stock were issued to Mr. Simpson. Mr. Simpson was also issued 350,000 shares of Non-Trading Restricted Common Stock as a one-time stock award.

Option Exercises in 2023 and 2022

As of September 30, 2023, there are no outstanding stock options.

On June 1, 2022, Mr. Simpson exercised options to purchase 159,054 Restricted and Non-Trading shares at $0.16 per share. The total purchase price was $25,449. The stock closed at $0.16 on the exercise date. There were no options outstanding after this option exercise.

Director Compensation

The non-employee director did not receive cash compensation for serving as such, for serving on committees (if any) of the Board of Directors or for special assignments. Board members are not reimbursed for expenses incurred in connection with attending meetings.

ITEM 9. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock known by us as of September 30, 2023 by:

●	each director;
●	each named executive officer; and
●	all directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our Common Stock owned by them, except to the extent such power may be shared with a spouse.

Name	Shares	Common Stock Percent
Glenn Simpson	8,104,892	49
Chairman & CEO
Diane Cudia	566,667	3
Corporate Controller
Jeffrey Devlin	593,143	4
Director
All Officers and Directors	9,264,702	56

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

EQUATOR BEVERAGE COMPANY

Dated: October 18, 2023	By:	/s/ Glenn Simpson
Glenn Simpson Chairman & CEO (Principal Executive and Principal Financial Officer)

