Form 10-K
period 2023-12-31
EQUATOR Beverage Co
filed 2024-03-22
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of June 30, 2023 (the last day of the registrant’s most recently completed second quarter), the aggregate market value of the registrant’s common stock (based on its reported last sale price on such date of $0.30 per share) held by non-affiliates of the registrant was $1,443,842.

On March 22, 2024 there were 17,134,346 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements”. Generally, the words “believe”, “expect”, “intend”, “estimate”, “anticipate”, “project” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature.  However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to volume growth, share of sales and net income per share growth, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause our Company’s actual results to differ materially from historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, the possibility that the assumptions used to calculate our estimated aggregate incremental tax and interest liability related to the potential unfavorable outcome of the ongoing tax dispute with the United States Internal Revenue Service could significantly change; those described in Part I, “Item 2. Risk Factors” and elsewhere in this report; and those described from time to time in our future reports filed with the Securities and Exchange Commission.

PART I

ITEM 1. BUSINESS

In this report, the terms “EQUATOR,” “EQUATOR Beverage Company,” the “Company,” “we,” “us” and “our” mean EQUATOR Beverage Company.

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

CURRENT OPERATIONS

Sales and Distribution

The Company’s main product is MOJO Coconut Water. In addition to Coconut Water, the Company produces Coconut Water + Pineapple Juice, Organic Coconut Water, Sparkling Coconut Water Citrus, Sparkling Coconut Water Blood Orange, Sparkling Coconut Water Pink Grapefruit, Energy Sparkling Citrus, Energy Sparkling Blood Orange, Energy Sparkling Pink Grapefruit, Cubano Blue Agave Tequila Organic Sparkling Coconut Water Citrus and Cubano Blue Agave Tequila Organic Sparkling Coconut Water Blood Orange. We seek to grow the market share of our products by expanding our hybrid distribution network through the relationships and efforts of our management and third-party partners and broker network, and new products and packaging. The Company packages its beverages in 100% recyclable, Eco-Friendly packaging that can be recycled infinite times and is not made from carbon oil-based packaging. The packaging has a very low impact on the environment, and does not contribute to landfills and the pollution of our bodies of water. Also, our products are plant-based, Eco-friendly and renewable.

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

Employees

As of December 31, 2023, the Company had two employees. The Company also uses the services of contractors, consultants and other third-parties. We contract with food brokers to represent our products to specific specialized sales channels. We utilize the services of direct sales and distribution companies that deliver and sell our products to their customers. We contract with manufacturing facilities to produce our products and outsource the storage and transportation of our products.

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

RISKS RELATED TO OUR OPERATIONS

Unfavorable general economic and geopolitical conditions could negatively impact our financial results.

Our business, operating results, financial condition and liquidity may be adversely affected by changes in global economic conditions, including inflation, credit market conditions, increased unemployment, levels of consumer and business confidence, commodity (including energy) prices and supply, a recession or economic slowdown, trade policies, foreign currency exchange rates, changing policy positions or priorities, levels of government spending and deficits, and actual or anticipated default on sovereign debt. Many of the locations in which our products are sold have experienced, and could continue to experience, unfavorable changes in economic conditions, which could negatively affect the affordability of, and consumer demand for, our beverages. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products or by shifting away from our beverages to lower-priced products offered by other companies, including private-label brands, which could reduce our profitability and negatively affect our overall financial performance.

Other financial uncertainties in our major markets and unstable geopolitical conditions or events in certain markets, including civil unrest, acts of war, terrorism or governmental changes, or changes in international relations could undermine global consumer confidence and reduce consumers’ purchasing power, thereby reducing demand for our products.

Increased competition could hurt our business.

We operate in a highly competitive commercial beverage industry. Our ability to maintain or gain share of sales may be limited as a result of actions by competitors. Competitive pressures may cause the Company to reduce prices we charge customers or may restrict our ability to increase prices, as may be necessary in response to commodity and other cost increases. Such pressures may also increase marketing costs along with in-store placement, slotting and other marketing fees. In addition, the rapid growth of e‑commerce may create additional consumer price deflation by, among other things, facilitating comparison shopping, and could potentially threaten the value of some of our legacy route-to-market strategies and thus negatively affect revenues. If we do not continuously strengthen our capabilities in marketing and innovation to maintain consumer interest, brand loyalty and market share while strategically expanding into other profitable categories of the commercial beverage industry, our business could be negatively affected.

If we are not successful in our innovation activities, our financial results may be negatively affected.

Achieving our business growth objectives depends in part on our ability to evolve and improve our existing beverage products through innovation and to successfully develop, introduce and market new beverage products. The success of our innovation activities depends on our ability to correctly anticipate customer and consumer acceptance and trends; obtain, maintain and enforce necessary intellectual property rights; and avoid infringing on the intellectual property rights of others. If we are not successful in our innovation activities, we may not be able to achieve our growth objectives, which may have a negative impact on our financial results.

Changes in the retail landscape or the loss of key retail or foodservice customers could adversely affect our financial results.

Our industry is being affected by the trend toward consolidation in, and the blurring of the lines between, retail channels in the United States. Retailers may seek lower prices from us, may demand increased marketing or promotional expenditures in support of their businesses, and may be more likely to use their distribution networks to introduce and develop private-label brands, any of which could negatively affect the Company’s profitability. In addition, in developed markets, discounters and value stores are growing at a rapid pace, while in emerging and developing markets, modern trade is growing at a faster pace than traditional trade outlets. Our industry is also being affected by the rapid growth in sales through e-commerce retailers, e-commerce websites, mobile commerce applications and subscription services, which may result in a shift away from physical retail operations to digital channels. As we build e-commerce capabilities, we may not be able to develop and maintain successful relationships with existing and new e-commerce retailers without experiencing a deterioration of our relationships with key customers operating physical retail channels. If we are unable to successfully adapt to the rapidly changing retail landscape, including the rapid growth in digital commerce, our share of sales, volume growth and overall financial results could be negatively affected. In addition, our success depends in part on our ability to maintain good relationships with key retail and foodservice customers. The loss of one or more of our key retail or foodservice customers could have an adverse effect on our financial performance.

If we do not successfully manage the potential negative consequences of our productivity initiatives, our business operations could be adversely affected.

We believe that improved productivity is essential to achieving our long-term growth objectives and, therefore, a leading priority of our Company is to design and implement the most effective and efficient business model possible. Consequently, we continuously search for productivity opportunities in our business. Some of the actions we may take from time to time in pursuing these opportunities may become a distraction for our employees and may disrupt our ongoing business operations; cause deterioration in employee morale, which may make it more difficult for us to retain or attract qualified employees; disrupt or weaken the internal control structures of the affected business operations; and give rise to negative publicity, which could affect our corporate reputation. If we are unable to successfully manage the potential negative consequences of our productivity initiatives, our business operations could be adversely affected.

Disruption of our supply chain, including increased commodity, raw material, packaging, energy, transportation and other input costs may adversely affect our financial condition or results of operations.

We have experienced, and could continue to experience, disruptions in our supply chain. In connection with our manufacturing operations, we and our bottling partners are dependent upon, among other things, various ingredients and other raw materials and packaging materials. Some of the raw materials and supplies used in the production of our products are available from a limited number of suppliers or from a sole supplier or are in short supply when seasonal demand is at its peak. Furthermore, some of our suppliers are located in countries experiencing political or other risks and/or unfavorable economic conditions. We and our bottling partners may not be able to maintain favorable arrangements and relationships with these suppliers, and our contingency plans may not be effective in preventing disruptions that may arise from shortages of any ingredients or other raw materials. In addition, adverse weather conditions may affect the supply of agricultural commodities from which key ingredients for our products are derived. Any sustained or significant disruption to the manufacturing or sourcing of products or materials could increase our costs and interrupt product supply, which could adversely impact our business.

The raw materials and other supplies, including ingredients, agricultural commodities, energy, fuel, packaging materials, transportation, labor and other supply chain inputs that we use for the production and distribution of our products, are subject to price volatility and fluctuations in availability caused by many factors. These factors include changes in supply and demand; supplier capacity constraints; a deterioration of our or our bottling partners’ relationships with suppliers; inflation; weather conditions (including the effects of climate change); wildfires and other natural disasters; disease or pests (including the impact of citrus greening disease on the citrus industry); agricultural uncertainty; health epidemics, pandemics or other contagious outbreaks; labor shortages, strikes or work stoppages; changes in or the enactment of new laws and regulations; governmental actions or controls (including import/export restrictions, such as new or increased tariffs, sanctions, quotas or trade barriers); port congestion or delays; transport capacity constraints; cybersecurity incidents or other disruptions; political uncertainties; acts of terrorism; governmental instability; or fluctuations in foreign currency exchange rates.

Our attempts to offset these cost pressures, such as through price increases of some of our products, may not be successful. Higher product prices may result in reductions in sales volume. Consumers may be less willing to pay a price differential for our branded products and may increasingly purchase lower-priced offerings, or may forgo some purchases altogether. To the extent that price increases are not sufficient to offset higher costs adequately or in a timely manner, and/or if they result in significant decreases in sales volume, our financial condition or results of operations may be adversely affected. Furthermore, we may not be able to offset cost increases through productivity initiatives or through our commodity hedging activity.

If our third-party service providers and business partners do not satisfactorily fulfill their commitments and responsibilities, our financial results could suffer.

In the conduct of our business, we rely on relationships with third parties, including suppliers, distributors, contractors, and other external business partners, for certain services in support of key portions of our operations. These third parties are subject to similar risks as we are relating to cybersecurity, privacy violations, business interruption, and systems and employee failures, and are subject to legal, regulatory and market risks of their own. Our third-party service providers and business partners may not fulfill their respective commitments and responsibilities in a timely manner and in accordance with the agreed-upon terms or applicable laws. In addition, while we have procedures in place for assessing risk along with selecting, managing and monitoring our relationships with third-party service providers and other business partners, we do not have control over their business operations or governance and compliance systems, practices and procedures, which increases our financial, legal, reputational and operational risk. If we are unable to effectively manage our third-party relationships, or for any reason our third-party service providers or business partners fail to satisfactorily fulfill their commitments and responsibilities, our financial results could suffer.

RISKS RELATED TO CONSUMER DEMAND FOR OUR PRODUCTS

If we do not address evolving consumer product and shopping preferences, our business could suffer.

Consumer product preferences have evolved and continue to evolve as a result of, among other things, health, wellness and nutrition considerations, concerns regarding the perceived health effects of, or location of origin of, ingredients, raw materials or substances in our products or packaging, including due to the results of third-party studies (whether or not scientifically valid); shifting consumer demographics; changes in consumer tastes and needs coupled with a rapid expansion of beverage options and delivery methods; changes in consumer lifestyles; concerns regarding the environmental, social and sustainability impact of ingredient sources and the product manufacturing process; consumer emphasis on transparency related to ingredients we use in our products and collection and recyclability of, and amount of recycled content contained in, our packaging containers and other materials; and competitive product and pricing pressures. In addition, in many of our markets, shopping patterns are being affected by the digital evolution, with consumers rapidly embracing shopping by way of mobile device applications, e-commerce retailers and e-commerce websites or platforms. If we fail to address changes in consumer product and shopping preferences, do not successfully anticipate and prepare for future changes in such preferences, or are ineffective or slow in developing and implementing appropriate digital transformation initiatives, our share of sales, revenue growth and overall financial results could be negatively affected.

RISKS RELATED TO REGULATORY AND LEGAL MATTERS

Changes in laws and regulations relating to beverage containers and packaging could increase our costs and reduce demand for our products.

We offer nonrefillable containers in the United States. Legal requirements have been enacted in various jurisdictions requiring that deposits or certain ecotaxes or fees be charged in connection with the sale, marketing and use of certain beverage containers. Other proposals relating to beverage container deposits, recycling, recycling content, tethered bottle caps, ecotax and/or product stewardship, or prohibitions on certain types of plastic products, packages and cups (including packaging containing PFAS) have been introduced and/or adopted in various jurisdictions, and we anticipate that similar legislation or regulations may be proposed in the future at federal, state and local levels, both in the United States and elsewhere. Consumers’ increased concerns and changing attitudes about solid waste streams and environmental responsibility and the related publicity could result in the adoption of additional such legislation or regulations in the future. If these types of requirements are adopted and implemented on a large scale, they could affect our costs or require changes in our distribution model, which could reduce our net operating revenues and profitability.

Significant additional labeling or warning requirements or limitations on the marketing or sale of our products may inhibit sales of affected products.

Various jurisdictions have adopted and may seek to adopt significant additional product labeling or warning requirements or limitations on the marketing or sale of our products because of what they contain or allegations that they cause adverse health effects. If these types of requirements become applicable to one or more of our products under current or future environmental or health laws or regulations, they may inhibit sales of such products.

For example, under one such law in California, known as Proposition 65, if the state has determined that a substance causes cancer or harms human reproduction or development, a warning must be provided for any product sold in the state that exposes consumers to that substance, unless the exposure falls under an established safe harbor level or another exemption is applicable. If we were required to add Proposition 65 warnings on the labels of one or more of our beverage products produced for sale in California, the resulting consumer reaction to the warnings and potential adverse publicity could negatively affect our sales both in California and in other markets.

Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.

We are party to various litigation claims and legal proceedings in the ordinary course of business, including, but not limited to, those arising out of our advertising and marketing practices, product claims and labels, competition, distribution and pricing, intellectual property and commercial disputes, tax disputes, and environmental and employment matters. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and/or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our current assessments and estimates.

We conduct business in markets with high-risk legal compliance environments, which exposes us to increased legal and reputational risk.

We have bottling and other business operations in markets with high-risk legal compliance environments. Our policies and procedures require strict compliance by our employees and agents with all United States and local laws and regulations and consent orders applicable to our business operations, including those prohibiting improper payments to government officials. Nonetheless, our policies, procedures and related training programs may not always ensure full compliance by our employees and agents with all applicable legal requirements. Improper conduct by our employees or agents could damage our reputation in the United States and internationally or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines as well as disgorgement of profits.

Failure to adequately protect, or disputes relating to, trademarks, formulas and other intellectual property rights could harm our business.

Our trademarks, formulas and other intellectual property rights are essential to the success of our business. We cannot be certain that the legal steps we are taking are sufficient to protect our intellectual property rights or that, notwithstanding legal protection, others do not or will not infringe or misappropriate our intellectual property rights. If we fail to adequately protect our intellectual property rights, or if changes in laws diminish or remove the current legal protections available to them, the competitiveness of our products may be eroded and our business could suffer. In addition, we could come into conflict with third parties over intellectual property rights, which could result in disruptive and expensive litigation. Any of the foregoing could harm our business.

RISKS RELATED TO FINANCE, ACCOUNTING AND INVESTMENTS

If we are unable to achieve our overall long-term growth objectives, the value of an investment in our Company could be negatively affected.

We have established and publicly announced certain long-term growth objectives. These objectives are based on, among other things, our evaluation of our growth prospects, which are generally driven by the sales potential of our many beverage products, some of which are more profitable than others, and on an assessment of the potential price and product mix. We may not be able to realize the sales potential and the price and product mix necessary to achieve our long-term growth objectives.

RISKS RELATED TO INFORMATION TECHNOLOGY AND DATA PRIVACY

If we are unable to protect our information systems against service interruption, misappropriation of data or cybersecurity incidents, our operations could be disrupted, we may suffer financial losses and our reputation may be damaged.

We rely on networks and information systems and other technology (“information systems”), including the Internet and third-party hosted services, to support a variety of business processes and activities, including procurement and supply chain, manufacturing, distribution, invoicing and collection of payments, employee processes, consumer marketing, mergers and acquisitions, and research and development. We use information systems to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting and legal and tax requirements. In addition, we depend on information systems for digital marketing activities and electronic communications among between Company employees and our bottlers, customers, suppliers, consumers and other third parties. Because information systems are critical to many of the Company’s operating activities, our business may be impacted by system shutdowns, service disruptions or cybersecurity incidents. These incidents may be caused by failures during routine operations, such as system upgrades, or by user errors, as well as network or hardware failures, malicious or disruptive software, unintentional or malicious actions of employees or contractors, cyberattacks by hackers, criminal groups or nation-state organizations (which may include social engineering, business email compromise, cyber extortion, denial of service, or attempts to exploit vulnerabilities), geopolitical events, natural disasters, failures or impairments of telecommunications networks, or other catastrophic events. In addition, such cybersecurity incidents could result in unauthorized or accidental access to or disclosure of material confidential information or regulated personal data. If our information systems or third-party information systems on which we rely suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, and we may lose revenue and profits as a result of our inability to timely manufacture, distribute, invoice and collect payments for concentrates or finished products. Unauthorized or accidental access to, or destruction, loss, alteration, disclosure, falsification or unavailability of, information, or unauthorized access to machines and equipment could result in violations of data protection laws and regulations, misuse or malfunction of machines and equipment, damage to the reputation and credibility of the Company, loss of opportunities to acquire or divest of businesses or brands, and loss of ability to commercialize products developed through research and development efforts and, therefore, could have a negative impact on net operating revenues. In addition, we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us, our current or former employees, our bottling partners, other customers or suppliers, or consumers or other data subjects, and may become exposed to legal action and increased regulatory oversight, including governmental investigations, enforcement actions and regulatory fines. The Company could also be required to spend significant financial and other resources to remedy the damage caused by a cybersecurity incident or to repair or replace networks and information systems. These risks also may be present to the extent any of our bottling partners, distributors or suppliers using separate information systems, not integrated with the information systems of the Company, suffers a cybersecurity incident and could result in increased costs related to involvement in investigations or notifications conducted by these third parties. These risks may also be present to the extent a business we have acquired, but which does not use our information systems, experiences severe damage, a system shutdown, service disruption, or a cybersecurity incident.

Like most major corporations, the Company’s information systems are a target of attacks. In addition, third-party providers of data hosting or cloud services, as well as our bottling partners, distributors, joint venture partners, suppliers or acquired businesses that use separate information systems, may experience cybersecurity incidents that may involve data we share with them. Although the cybersecurity incidents that we have experienced to date, as well as those reported to us by our third-party partners, have not had a material effect on our business, financial condition or results of operations, such incidents could have a material adverse effect on us in the future. In order to address risks to our information systems, we continue to make investments in technologies and training. Data protection laws and regulations around the world often require “reasonable,” “appropriate” or “adequate” technical and organizational security measures, and the interpretation and application of those laws and regulations are often uncertain and evolving; there can be no assurance that our security measures will be deemed adequate, appropriate or reasonable by a regulator or court. Moreover, even security measures that are deemed adequate, appropriate, reasonable or in accordance with applicable legal requirements may not protect the information we maintain against increasingly sophisticated attacks. In addition to potential fines, we could be subject to mandatory corrective action due to a cybersecurity incident, which could adversely affect our business operations and result in substantial costs for years to come. While we have purchased cybersecurity insurance, there are no assurances that the coverage would be adequate in relation to any incurred losses. Moreover, as cyberattacks increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts and on terms we view as appropriate for our operations.

If we fail to comply with privacy and data protection laws, we could be subject to adverse publicity, business disruption, data loss, government enforcement actions and/or private litigation, any of which could negatively affect our business and operating results.

In the ordinary course of our business, we receive, process, transmit and store information relating to identifiable individuals (“personal data”), including employees, former employees, vendors, third-party personnel, customers and consumers with whom we interact. As a result, we are subject to a variety of continuously evolving and developing laws and regulations in numerous jurisdictions regarding privacy and data protection. These privacy and data protection laws may be interpreted and applied differently from jurisdiction to jurisdiction and may create inconsistent or conflicting requirements. In addition, new legislation in this area may be enacted in other jurisdictions at any time. These laws impose operational requirements for companies receiving or processing personal data, and many provide for significant penalties for noncompliance. Some laws and regulations also impose obligations regarding cross-border data transfers of personal data. These requirements with respect to personal data have subjected and may continue in the future to subject the Company to, among other things, additional costs and expenses and have required and may in the future require costly changes to our business practices and information technology and security systems, policies, procedures and practices. Our security controls over personal data, the training of employees and vendors on data privacy and data security, and the policies, procedures and practices we have implemented or may implement in the future may not prevent the improper disclosure of personal data by us or the third-party service providers and vendors whose technology, systems and services we use in connection with the receipt, storage and transmission of personal data. Unauthorized access to or improper disclosure of personal data in violation of privacy and data protection laws could harm our reputation, cause loss of consumer confidence, subject us to regulatory enforcement actions (including penalties, fines and investigations), and result in private litigation against us, which could result in loss of revenue, increased costs, liability for monetary damages, fines and/or criminal prosecution, all of which could negatively affect our business and operating results. We have incurred, and will continue to incur, expenses to comply with privacy and data protection standards and protocols imposed by law, regulation, industry standards and contractual obligations. Increased regulation of data collection, use, disclosure and retention practices, including self-regulation and industry standards, changes in existing laws and regulations, enactment of new laws and regulations, increased enforcement activity, and changes in interpretation of laws, could increase our cost of compliance and operation, limit our ability to grow our business or otherwise harm our business.

RISKS RELATED TO ENVIRONMENTAL AND SOCIAL FACTORS

Our ability to achieve our sustainability goals and targets is subject to risks, many of which are outside of our control, and our reputation and brands could be harmed if we fail to meet such goals.

Companies across all industries are facing increasing scrutiny from stakeholders related to sustainability, including practices and disclosures related to sustainable packaging; water stewardship; climate; health and nutrition; human rights; and diversity, equity and inclusion. Our ability to achieve our sustainability goals and targets and to accurately and transparently report our progress presents numerous operational, financial, legal and other risks, and is dependent on the actions of our bottling partners, suppliers and other third parties, all of which are outside of our control. If we are unable to meet our sustainability goals or evolving stakeholder expectations and industry standards, or if we are perceived to have not responded appropriately to the growing concern for sustainability issues, our reputation, and therefore our ability to sell products, could be negatively impacted. In addition, in recent years, investor advocacy groups and certain institutional investors have placed increasing importance on sustainability. If, as a result of their assessment of our sustainability practices, certain investors are unsatisfied with our actions or progress, they may reconsider their investment in our Company.

As the nature, scope and complexity of sustainability reporting, due diligence and disclosure requirements expand, we may have to incur additional costs to control, assess and report on sustainability metrics. Any failure or perceived failure, whether or not valid, to pursue or fulfill our sustainability goals and targets or to satisfy various sustainability reporting standards within the timelines we announce, or at all, could increase the risk of litigation.

Increasing concerns about the environmental impact of plastic bottles and other packaging materials could result in reduced demand for our beverage products and increased production and distribution costs.

There are increasing concerns among consumers, governments and other stakeholders about the damaging impact of the accumulation of plastic bottles and other packaging materials in the environment, particularly in the world’s waterways, lakes and oceans, as well as inefficient use of resources when packaging materials are not included in a circular economy. We sell certain of our beverage products in plastic bottles and use other packaging materials that, while largely recyclable, may not be regularly recovered and recycled due to lack of collection and recycling infrastructure. If we do not, or are perceived not to, act responsibly to address plastic materials recoverability and recycling concerns and associated waste management issues, our corporate image and brand reputation could be damaged, which may cause some consumers to reduce or discontinue consumption of some of our beverage products. In addition, from time to time we establish goals and targets to reduce the Company’s impact on the environment by, for example, increasing our use of recycled content in our packaging materials; increasing our use of packaging materials that are made in part of plant-based renewable materials; expanding our use of reusable packaging (including refillable or returnable glass and plastic bottles, as well as dispensed and fountain delivery models where consumers use refillable containers for our beverages); participating in programs and initiatives to reclaim or recover bottles and other packaging materials that are already in the environment; and taking other actions and participating in other programs and initiatives organized or sponsored by nongovernmental organizations and other groups. If we fail to achieve or improperly report on our progress toward achieving our announced environmental goals and targets, the resulting negative publicity could adversely affect consumer preference for our products. In addition, in response to environmental concerns, governmental entities in the United States and in many other jurisdictions around the world have adopted, or are considering adopting, regulations and policies designed to mandate or encourage plastic packaging waste reduction and an increase in recycling rates and/or recycled content minimums, or, in some cases, restrict or even prohibit the use of certain plastic containers or packaging materials. These regulations and policies, whatever their scope or form, could increase the cost of our beverage products or otherwise put the Company at a competitive disadvantage. In addition, our increased focus on reducing plastic containers and other packaging materials waste has in the past and may continue to require us or our bottling partners to incur additional expenses and to increase our capital expenditures. A reduction in consumer demand for our products and/or an increase in costs and expenditures relating to production and distribution as a result of these environmental concerns regarding plastic bottles and other packaging materials could have an adverse effect on our business and results of operations.

Increased demand for food products, decreased agricultural productivity and increased regulation of ingredient sourcing due diligence may negatively affect our business.

As part of the manufacture of our beverage products, we use a number of key ingredients that are derived from agricultural commodities such as coconut water and fruit juice. Increased demand for food products; decreased agricultural productivity in certain regions of the world as a result of changing weather patterns; increased agricultural regulations, including regulation of ingredient sourcing due diligence; and other factors have in the past, and may in the future, limit the availability and/or increase the cost of such agricultural commodities and could impact the food security of communities around the world. If we are unable to implement programs focused on economic opportunity and environmental sustainability to address these agricultural challenges and fail to make a strategic impact on food security through joint efforts with bottlers, farmers, communities, suppliers and key partners, as well as through our increased and continued investment in sustainable agriculture, our ability to source raw materials for use in our manufacturing processes and the affordability of our products and ultimately our business and results of operations could be negatively impacted.

Climate change and legal or regulatory responses thereto may have a long-term adverse impact on our business and results of operations.

There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere is causing significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Decreased agricultural productivity in certain regions of the world as a result of changing weather patterns may limit the availability or increase the cost of key agricultural commodities, such as coconut water and fruit juice, which are important ingredients for our products, and could impact the food security of communities around the world. Climate change may also exacerbate extreme weather, resulting in water scarcity or flooding, and cause a further deterioration of water quality in affected regions, which could limit water availability for the Company’s production operations. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products. Increasing concern over climate change also may result in additional legal or regulatory requirements designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment, and/or may result in increased disclosure obligations. Increased energy or compliance costs and expenses due to increased legal or regulatory requirements may cause disruptions in, or an increase in the costs associated with, the manufacturing and distribution of our beverage products. The effects of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business and results of operations. In addition, from time to time we establish goals and targets to reduce the Company’s carbon footprint by increasing our use of recycled packaging materials, expanding our renewable energy usage, and participating in environmental and sustainability programs and initiatives organized or sponsored by nongovernmental organizations and other groups to reduce greenhouse gas emissions industrywide. If we fail to achieve or improperly report on our progress toward achieving our carbon footprint reduction goals and targets, the resulting negative publicity could adversely affect consumer preference for our beverage products.

Adverse weather conditions could reduce the demand for our products.

The sales of our products are influenced to some extent by weather conditions in the markets in which we operate. Unusually cold or rainy weather during the summer months may have a temporary effect on the demand for our products and contribute to lower sales, which could have an adverse effect on our results of operations for such periods

ITEM 3. UNRESOLVED STAFF COMMENTS

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

ITEM 5. MINE SAFETY DISCLOSURE

None

PART II

ITEM 6. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is quoted on the OTCQB under the symbol MOJO.

For the period January 1, 2022 to December 31, 2023, the following table sets forth the high and low closing stock prices by quarter, based upon information obtained from inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:

Period	Close	High	Low	VWAP*	Shares Traded
Fourth Quarter 2023	$0.64	$0.80	$0.34	$0.63	252,385
Third Quarter 2023	$0.70	$0.74	$0.17	$0.45	618,921
Second Quarter 2023	$0.30	$0.35	$0.05	$0.10	768,189
First Quarter 2023	$0.05	$0.06	$0.05	$0.06	301,445
Fourth Quarter 2022	$0.06	$0.08	$0.05	$0.06	332,890
Third Quarter 2022	$0.08	$0.51	$0.06	$0.12	1,065,864
Second Quarter 2022	$0.10	$0.22	$0.14	$0.16	132,619
First Quarter 2022	$0.19	$0.30	$0.16	$0.20	66,677

*Volume-Weighted Average Price

Holders

As of December 31, 2023, there were 16,933,346 shares of Common Stock issued and outstanding.

Dividends

The Company has not declared a cash dividend with respect to its Common Stock. Future payment of dividends is within the discretion of the Board of Directors and will depend on earnings, capital requirements, financial condition and other relevant factors.

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

There were no sales of unregistered securities during the years ended December 31, 2023 and 2022.

Issuer Purchases of Equity Securities

During the year ended December 31, 2023, the Company repurchased 401,269 shares of EQUATOR Common Stock from shareholders at a total cost of $51,814. The shares were cancelled

During the year ended December 31, 2022, the Company repurchased 830,342 shares of EQUATOR Common Stock from shareholders at a total cost of $193,188. The shares were cancelled.

ITEM 7. SELECTED FINANCIAL DATA

None

ITEM 8. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

●	Significant Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations — Analysis of our financial results comparing the year ended December 31, 2023 to 2022.

●	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

Results of Operations

Years Ended December 31, 2023 and 2022

Revenue

For the year ended December 31, 2023, the Company reported revenue of $2,288,272 an increase of $466,780 or 26% from revenue of $1,821,492 for the year ended December 31, 2022. This was a new record for EQUATOR.  The increase in revenue was due to strong demand for all products and a significant increase in one-liter packages.

Cost of Revenue

Cost of revenue includes finished goods purchase costs and freight in costs.

For the year ended December 31, 2023, cost of revenue was $1,276,411 or 56% of revenue, an improvement of 9 percentage points from 2022. For the year ended December 31, 2022, cost of revenue was $1,190,536 or 65% of revenue. During 2023, we saw a material decline in ocean freight costs per container and decreased transit times.  Both had an impact on the cost of revenue in a positive way. We also saw fixed costs absorbed over a higher revenue base. The 9% decrease is significant and also demonstrates our lean operating style with the outsourcing of shipping and transportation.

Operating Expenses

Operating expenses for 2023 were $818,702 compared to $677,267 for 2022 excluding restricted, non-trading stock awards issued to officers and directors.  This $141,435 or 21% increase was primarily due to increased revenue of 27%.

Operating expenses for the year ended 2023 excluding restricted, non-trading stock awards to officers and directors decreased as a percentage of revenue by 1%.  This demonstrates management’s ability to control costs during a time of high inflation.  Excluding restricted, non-trading common shares issued to officers and directors, operating expenses were 36% of revenue for the year 2023, a decrease of 1% from 37% in 2022.

During the year 2023, 1,104,000 shares of restricted, non-trading common stock were issued to officers and directors compared to 1,353,000 shares issued in 2022 which is a reduction of 249,000 shares. For 2023, the implied cost of the restricted, non-trading common shares was $0.32 per share compared to $0.13 per share in 2022.  The increase was due to a higher stock price of the publicly traded shares in 2023.

Liquidity and Capital Resources

Liquidity

As of December 31, 2023, the Company had working capital of $270,872 compared to $145,867 for 2022. Net cash provided by operating activities was $123,415 for the year ended December 31, 2023, a $216,419 improvement compared to net cash used in operating activities for the year ended December 31, 2022 of $93,004. Net cash used in financing activities was $46,814 for year ended December 31, 2023 compared to $57,261 net cash provided by financing activities for the year ended December 31, 2022. Net cash used in financing activities was used to repurchase EQUATOR Common Stock for the year ended December 31, 2022.

Working Capital Needs

Our working capital requirements increase as revenue grows for our products. During the year ended December 31, 2023, the Company had net borrowings of $5,000. In 2022, borrowings were $225,000. Should the Company require additional working capital during the next twelve months, it may seek to raise additional funds. Financing transactions may include debt securities and obtaining credit facilities.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 13. OTHER INFORMATION

None

PART III

ITEM 14. DIRECTORS, EXECUTIVE OFFICER, AND CORPORATE GOVERNANCE

Executive Officer and Directors

Below are the names and certain information regarding our current executive officer and directors:

Name	Age	Title	Appointed
Glenn Simpson	71	Chairman and CEO	October 27, 2011

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

Board Committees

The Company has not established any committees of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees in the future. We do not have a nominating committee or a nominating committee charter. Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations. Our directors perform all functions that would otherwise be performed by committees. Given the present size of our board it is not practical for us to have committees. If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act of 1934, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash only rights) and any changes in that ownership with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2023 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 15. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or earned by each of our named executive officers (as defined under SEC rules).

Name and Principal Position	Year	Salary		Shares	Share Price	Stock Awards
Glenn Simpson, Chairman & CEO	2023	$96,000	(1)	804,000	$0.32	$259,826	(1)
	2022	$72,000	(2)	952,700	$0.13	$127,288	(2)

(1)

Pursuant to Mr. Simpson’s employment agreement amended September 1, 2022, Mr. Simpson is paid a salary of $8,000 per month in cash and the Company is obligated to grant Mr. Simpson 67,000 shares of restricted, non-trading common stock per month.

(2)

Pursuant to Mr. Simpson’s employment agreement, Mr. Simpson is paid a salary of $5,000 per month in cash and the Company is obligated to grant Mr. Simpson 33,500 shares of restricted, non-trading common stock per month.

During the year ended December 31, 2023, 804,000 shares of restricted, non-trading common stock were issued to Mr. Simpson.

During the year ended December 31, 2022, 603,000 shares of restricted, non-trading common stock were issued to Mr. Simpson. Mr. Simpson was also issued 350,000 shares of restricted, non-trading common stock as a one-time stock award.

Option Exercises in 2023 and 2022

As of December 31, 2023, there are no outstanding stock options.

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

ITEM 16. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock known by us as of December 31, 2023 by:

●	each director;
●	each named executive officer; and
●	all directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our Common Stock owned by them, except to the extent such power may be shared with a spouse.

Name	Shares	%
Glenn Simpson	8,305,892	49
Chairman & CEO
Diane Cudia	641,667	4
Corporate Controller
All Officers and Directors	8,947,559	53

ITEM 17. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below and in this Form 10-K, there have been no transactions, since January 1, 2023, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any of our directors, executive officers or beneficial holders of more than 5% of our outstanding Common Stock, or any of their respective immediate family members, has had or will have any direct or material indirect interest.

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

ITEM 18. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed to the Company for services rendered in connection with the years ended December 31, 2023 and 2022 are set forth in the table below:

Fee Category	2023	2022
Fee for quarterly reviews	$15,000	$15,000
Fee for annual audit	23,000	23,000
Total	$38,000	$38,000

Principal accountant fees and services consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

For the year ended December 31, 2023, total principal accountant fees represent fees billed by Victor Mokuolu, CPA PLLC.   For the year ended December 31, 2022, total principal accountant fees represent fees billed by Boyle CPA.

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

EQUATOR BEVERAGE COMPANY

Dated: March 22, 2024	By:	/s/ Glenn Simpson
Glenn Simpson, Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Glenn Simpson	Director, Chief Executive Officer and Chairman	March 22, 2024
Glenn Simpson	(Principal Executive and Principal Financial Officer)

/s/ Diane Cudia	Corporate Controller (Principal Accounting Officer)	March 22, 2024
Diane Cudia

PART IV - FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

EQUATOR Beverage Company

Opinion on the Financial Statements

We have audited the accompanying balance sheet of EQUATOR Beverage Company (“the Company”) as of December 31, 2023, and December 31, 2022, and the related statements of operations, stockholders’ equity, and cash flows for the two years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and December 31, 2022, and the results of its operations and its cash flows for the two years ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate. We have determined there is critical audit matter related to the Company’s share-based compensation.

Share-based compensation

Stock Issued for Services During the years ended December 31, 2023, and December 31, 2022, the Company recognized $356,776 and $181,889 in expenses respectively, related to stock issued for services. As discussed in Notes 3 and 4, the Company has issued stock to Directors under an employment agreement, Officers and periodically issued other shares for services. Shares issued are recorded at their monthly weighted-average in the month the shares were issued based upon prices on OTC markets. Our audit procedures to evaluate the appropriateness and accuracy of the accounting and fair value determined by management included reviewing the agreements and documentation supporting the issuances as well as recomputing the valuations made by Management by examining the prices from third party sources. We concluded the use of weighted-average prices is not consistent with accounting principles generally accepted in the United States (GAAP) and Financial Accounting Standards Board ASC 718-10, but the difference between our valuation and management’s valuation is not material to the overall financial statements.

We have served as the Company’s auditor since 2023.

Houston, Texas

March 22, 2024 PCAOB ID: 6771

EQUATOR BEVERAGE COMPANY

Statements of Operations

For the Years Ended December 31, 2023 and 2022

	2023	2022
Revenue	$2,288,272	$1,821,492
Cost of Revenue	1,276,411	1,190,536
Gross Profit	$1,011,861	$630,956

Operating Expenses
Selling, general and administrative	1,175,478	859,155
Total Operating Expenses	$1,175,478	$859,155
Loss from operations	$(163,617)	$(228,199)
Interest Expense	(13,099)	(10,637)
Loss Before Provision for Income Taxes	$(176,716)	$(238,836)
Provision for Income Taxes	(54,018)	-
Benefit from Deferred Tax Asset	50,777	-
Net Loss	$(179,957)	$(238,836)
Net Loss Per Common Share, Basic and Diluted	$(0.01)	$(0.02)
Weighted Average Number of Common Shares Outstanding, Basic and Diluted	16,660,452	15,841,585

The accompanying notes are an integral part of these financial statements.

EQUATOR BEVERAGE COMPANY

Balance Sheets

As of December 31, 2023 and 2022

	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$87,339	$10,738
Accounts receivable, net	135,061	93,852
Inventory	270,788	268,289
Supplier deposits	52,655	44,772
Prepaid expenses	35,650	23,468
Total Current Assets	$581,493	$441,119
TOTAL ASSETS	$581,493	$441,119

LIABILITIES AND STOCKHOLDERS’ EQUITY
COMMITMENTS AND CONTINGENCIES – Refer to Note 3
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$80,621	$70,252
Related party loans	230,000	225,000
Total Current Liabilities	$310,621	$295,252

STOCKHOLDERS’ EQUITY
Common stock, 20,000,000 shares authorized at $0.001 par value, 16,933,346 and 16,230,615 shares issued and outstanding, at December 31, 2023 and December 31, 2022, respectively	16,934	16,231
Additional paid-in capital	24,063,176	23,758,917
Accumulated deficit	(23,809,238)	(23,629,281)
Total Stockholders’ Equity	$270,872	$145,867
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$581,493	$441,119

The accompanying notes are an integral part of these financial statements.

EQUATOR BEVERAGE COMPANY

Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2023 and 2022

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2022	15,548,903	$15,549	$23,745,449	$(23,390,445)	$370,553
Restricted, Non-trading Stock Issued to Directors and Employees	1,353,000	1,353	180,536	-	181,889
Exercise of Stock Options	159,054	159	25,290		25,449
Stock Retired to Treasury	(830,342)	(830)	(192,358)	-	(193,188)
Net Loss	-	-	-	(238,836)	(238,836)
Balance, December 31, 2022	16,230,615	$16,231	$23,758,917	$(23,629,281)	$145,867
Restricted, Non-trading Stock Issued to Directors and Employees	1,104,000	1,104	355,672	-	356,776
Stock Retired to Treasury	(401,269)	(401)	(51,413)	-	(51,814)
Net Loss	-	-	-	(179,957)	(179,957)
Balance, December 31, 2023	16,933,346	$16,934	$24,063,176	$(23,809,238)	$270,872

The accompanying notes are an integral part of these financial statements.

EQUATOR BEVERAGE COMPANY

Statements of Cash Flows

For the Years Ended December 31, 2023 and 2022

	2023	2022
Cash Flows from Operating Activities:
Net loss	$(179,957)	$(238,836)
Adjustments to Reconcile Net Loss to Net Cash Provided by/ (Used in) Operating Activities:
Restricted, Non-trading Common Stock Issued to Directors and Employees	356,776	181,889
Changes in Assets and Liabilities:
(Increase) / decrease in accounts receivable	(41,209)	14,783
Increase in inventory	(2,499)	(33,723)
Increase in supplier deposits	(7,883)	(16,772)
Increase in prepaid expenses	(12,182)	(11,653)
Increase in accounts payable and accrued expenses	10,369	11,308
Net Cash Provided by / (Used in) Operating Activities	$123,415	$(93,004)
Net Cash Provided by/ (Used in) Financing Activities:
Proceeds from related party loan	230,000	510,000
Repayments to related party loan	(225,000)	(285,000)
Proceeds from stock option exercise	-	25,449
Shares repurchased for cancellation	(51,814)	(193,188)
Net Cash (Used in)/ Provided by Financing Activities	$(46,814)	$57,261
Net Increase / (Decrease) in Cash and Cash Equivalents	$76,601	$(35,743)
Cash and Cash Equivalents at Beginning of Period	10,738	46,481
Cash and Cash Equivalents at End of Periods	$87,339	$10,738
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$13,100	$10,641

Summary of non-cash investing and financing activity: During the year ended December 31, 2023 the Company issued a total of 1,104,000 restricted and non-trading shares with an implied value of $356,776 to directors and officers as a result of contractual stock awards. During the year ended December 31, 2022 the Company issued a total of 1,353,000 restricted and non-trading shares with an implied value of $181,889 to directors and officers as a result of contractual stock awards and to settle obligations payable.

The accompanying notes are an integral part of these financial statements.

EQUATOR BEVERAGE COMPANY

Notes to Financial Statements

December 31 2023 and 2022

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

Cash and Cash Equivalents

Cash equivalents include investment instruments and time deposits purchased with a maturity of three months or less. As of December 31, 2023, and December 31, 2022, the Company did not have any cash equivalents.

Accounts Receivable

Accounts receivable is stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of December 31, 2023 and 2022 was zero.

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

Income Taxes

The Company provides for income taxes using the asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company did not have a deferred tax liability at December 31, 2023 and 2022.

As of December 31, 2023, and December 31, 2022, the Company had no accrued interest or penalties. The Company had no Federal or State tax examinations in the past nor does it have any at the current time.

The table below shows the details of the Net Operating Loss Carryforward and Deferred Tax Assets for 2023 and 2022:

	2023	2022
Net Operating Loss Carryforward, January 1	$3,796,573		$3,739,625
(Taxable Income)/ Net Loss, January 1 to December 31	(180,060)		56,948
Net Operating Loss Carryforward, December 31	$3,616,513		$3,796,573
Federal Deferred Tax Asset, January 1	797,280		785,321
Federal Tax Expense as of December 31 (21% Tax Rate)	(37,813)		11,959
Federal Deferred Tax Asset, December 31	$759,468		$797,280
State of New Jersey Deferred Tax Asset, January 1	341,107		336,254
State of New Jersey Tax Expense as of December 31 (9% Tax Rate)	(16,205)		4,854
State of New Jersey Deferred Tax Asset, December 31	$324,902	S	341,107
Total Deferred Tax Asset, December 31	$1,084,370		$1,138,388
Total Tax Expense	$54,018		-

Fair value of financial instruments

The carrying amounts of financial instruments, which include cash, accounts receivable, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

Pursuant to the Amended and Restated Employment Agreement dated April 6, 2017 and amended on September 1, 2022, Mr. Simpson is paid a salary of $8,000 per month and 67,000 shares of restricted, non-trading common stock.  The employment agreement expires on March 31, 2027.

Pursuant to the Agreement, should Mr. Simpson’s employment be terminated without cause, the Company is obligated to pay Mr. Simpson all amounts from the contract immediately for the remaining term of 39 months.  At December 31, 2023, the potential liability to EQUATOR Beverage Company was $312,000 and 2,613,000 shares of restricted, non-trading common stock.

NOTE 4 – STOCKHOLDERS’ EQUITY

On July 5, 2022, the State of Delaware approved the 1-for-2 reverse split and the decrease in Authorized shares from 40,000,000 to 20,000,000 shares.

On June 8, 2022, the Board of Directors of the Company approved a prospective amendment to the Fourth Article of the Company’s Articles of Incorporation to decrease the authorized common stock from 40,000,000 shares, par value $0.001, to 20,000,000 shares, par value $0.001. On June 8, 2022, the majority stockholders approved the decrease in authorized shares amendment by written consent, in lieu of a special meeting of the stockholders. On June 8, 2022, the Board of Directors of the Company approved the prospective amendment to the Company’s Articles of Incorporation to effect a 1-for-2 reverse split of the Company’s Common Stock. On June 8, 2022, stockholders of the Company owning a majority of the Company’s outstanding voting stock approved the reverse stock split by written consent, in lieu of a special meeting of the stockholders. The decrease in authorized shares and reverse stock split was approved by FINRA on July 19, 2022 and effective July 20, 2022. All share and per share data has been retroactively adjusted to reflect the reverse stock split

Restricted Stock Issuances

The table below summarizes the restricted, non-trading stock awards during the years 2023 and 2022:

Restricted, Non-trading Stock Awards
Officers and Directors
January 1 to December 31

2023				2022
	VWAP	Shares	Amount		VWAP	Shares	Amount
Q1				Q1
Glenn Simpson	$0.06	201,000	$11,792	Glenn Simpson	$0.20	450,500	$76,368
Diane Cudia	$0.06	37,500	2,200	Diane Cudia	$0.20	106,250	17,800
Jeffrey Devlin	$0.06	37,500	2,200	Jeffrey Devlin	$0.20	106,250	17,800
Total		276,000	$16,192	Total		663,000	$111,968
Q2				Q2
Glenn Simpson	$0.10	201,000	$22,110	Glenn Simpson	$0.16	100,500	$17,554
Diane Cudia	$0.10	37,500	4,125	Diane Cudia	$0.16	18,750	3,275
Jeffrey Devlin	$0.10	37,500	4,125	Jeffrey Devlin	$0.16	18,750	3,275
Total		276,000	$30,360	Total		138,000	$24,104
Q3				Q3
Glenn Simpson	$0.45	201,000	$94,403	Glenn Simpson	$0.12	201,000	$20,100
Jeffrey Devlin	$0.45	37,500	17,613	Jeffrey Devlin	$0.12	37,500	3,750
Total		238,500	$112,016	Total		238,500	$23,850
Q4				Q4
Glenn Simpson	$0.63	201,000	$131,521	Glenn Simpson	$0.06	201,000	$13,266
Diane Cudia	$0.63	75,000	42,150	Diane Cudia	$0.06	75,000	6,226
Jeffrey Devlin	$0.63	37,500	$24,538	Jeffrey Devlin	$0.06	37,500	$2,475
Total		313,500	$198,209			313,500	$21,967
Grand Total		1,104,000	$356,777	Grand Total		1,353,000	$181,889

On June 1, 2022, Mr. Simpson exercised his options to purchase 159,054 shares of restricted and non-trading shares at $0.16 per share. The total purchase price was $25,449. The stock closed at $0.16 on the exercise date. There were no options outstanding after this option exercise.

Stock Purchased for Cancellation

During the year ended December 31, 2023, the Company purchased 401,269 shares of its Common Stock from shareholders at a cost of $51,814.

During the year ended December 31, 2022 the Company purchased 830,342 shares of its Common Stock from shareholders at a cost of $193,188.

NOTE 5 – STOCK OPTIONS

As of December 31, 2023, there are no outstanding stock options and there was no obligation to issue stock options.

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

During the years ended December 31, 2023 and 2022, compensation expense related to stock options was $0. As of December 31, 2023, there was no unrecognized compensation cost related to non-vested stock options.

NOTE 6 – CONCENTRATIONS

Major Customers*

During the year ended December 31, 2023, the Company had six customers that accounted for 90% of revenue. Accounts receivable at December 31, 2022 from these six customers amounted to $112,167. For the year ended December 31, 2022, there were five major customers accounting for 90% of total revenue.

Major Suppliers*

During the year ended December 31, 2023, the Company purchased its inventory from two suppliers. The Company has established relationships with other suppliers which management believes could meet its needs on similar terms. Accounts payable at December 31, 2023 to both suppliers were $25,480.

*Disclosure of the specific revenues generated by each customer and purchases from each supplier would have the effect of revealing sensitive financial and commercial information and would unfairly expose confidential aspects of the Company’s business strategies.  The Company believes that its current disclosure satisfies the requirements of ASC 275-10-50-16 through 20 and provides ample information regarding the nature of concentration risk.

NOTE 7 – RELATED PARTY TRANSACTIONS

Mr. Simpson lent funds to the Company for a revolving loan with a principal amount up to $300,000. The loan bears a 6% simple interest per year. The principal and any accrued interest are due and payable on demand, and the Company has the right to pay back the loan in full or make payments without penalty.

As of December 31, 2023, the loan payable to Mr. Simpson was $230,000.

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

