Form 10-Q
period 2024-03-31
EQUATOR Beverage Co
filed 2024-05-10
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2024

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

On March 31, 2024, there were 17,134,346 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

EQUATOR BEVERAGE COMPANY

Condensed Balance Sheets (Unaudited)

As of March 31, 2024 and December 31, 2023

	March 31, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$55,098	$87,339
Accounts receivable, net	271,377	135,061
Inventory	491,011	270,788
Supplier deposits	-	52,655
Prepaid expenses	23,196	35,650
Total Current Assets	$840,682	$581,493
Total Assets	$840,682	$581,493
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$190,220	$80,621
Related party loans	360,000	230,000
Total Current Liabilities	550,220	310,621
Commitments and Contingencies – Refer to Note 3
Stockholders’ Equity
Common stock, 20,000,000 shares authorized at $0.001 par value, 17,134,346 and 16,933,346 shares issued and outstanding, at March 31, 2024 and December 31, 2023, respectively	17,135	16,934
Additional paid-in capital	24,185,585	24,063,176
Accumulated deficit	(23,912,258)	(23,809,238)
Total Stockholders’ Equity	290,462	270,872
Total Liabilities and Stockholders’ Equity	$840,682	$581,493

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY

Condensed Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2024 and March 31, 2023

	2024	2023
Revenue	$640,653	$515,633
Cost of Revenue	370,070	313,457
Gross Profit	270,583	202,176

Operating Expenses
Selling, general and administrative	368,743	194,912
Total Operating Expenses	368,743	194,912
Income / (Loss) from Operations	(98,160)	7,264
Interest Expense	(4,219)	(2,780)
Income / (Loss) Before Provision for Income Taxes	$(102,379)	$4,485
Provision for Income Taxes	(10,682)	-
Benefit from Deferred Tax Asset	10,041	-
Net Income / (Loss)	$(103,020)	$4,485
Net Income / (Loss) Per Common Share, Basic and Diluted	$(0.01)	$0.00
Weighted Average Number of Common Shares Outstanding, Basic and Diluted	17,129,928	16,461,165

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY

Condensed Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2024 and 2023

	2024	2023
Cash Flows from Operating Activities:
Net income / (loss)	$(103,020)	$4,485
Adjustments to Reconcile Net Income / (Loss) to Net Cash Provided by / (Used In) Operating Activities:
Restricted, non-trading common stock issued to directors and employees	122,610	13,992

Changes in Assets and Liabilities:
Increase in accounts receivable	(136,316)	(66,268)
(Increase) / decrease in inventory	(220,223)	38,879
Decrease in supplier deposits	52,655	14,352
Decrease in prepaid expenses	12,454	6,475
Increase in accounts payable and accrued expenses	109,599	7,993
Net Cash Provided by / (Used in) Operating Activities	(162,241)	19,908
Net Cash Provided by / (Used in) Financing Activities:
Proceeds from related party loan	130,000	70,000
Repayments of related party loan	-	(60,000)
Net Cash Provided by Financing Activities	130,000	10,000

Net Increase / (Decrease) in Cash and Cash Equivalents	(32,241)	29,908
Cash and Cash Equivalents at Beginning of Period	87,339	10,738
Cash and Cash Equivalents at End of Periods	$55,098	$40,646
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$4,219	$2,780

Summary of non-cash investing and financing activity: During the three-month period ended March 31, 2024 the Company issued a total of 201,000 restricted and non-trading shares with an implied value of $122,610 to directors and officers as a result of contractual stock awards. During the three-month period ended March 31, 2023 the Company issued a total of 238,500 restricted and non-trading shares with an implied value of $13,992 to directors and officers as a result of contractual stock awards.

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY

Condensed Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2024 and 2023

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	16,933,346	$16,934	$24,063,176	$(23,809,238)	$270,872
Restricted, Non-Trading Stock issued to Directors and employees	201,000	201	122,409		122,610
Stock Retired to Treasury					-
Net Loss				(103,020)	(103,020)
Balance, March 31, 2024	17,134,346	$17,135	$24,185,585	$(23,912,258)	$290,462

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	16,230,615	$16,231	$23,758,917	$(23,629,281)	$145,867
Restricted, Non-Trading Stock issued to Directors and employees	238,500	239	13,753		13,992
Stock Retired to Treasury					-
Net Income				4,485	4,485
Balance, March 31, 2023	16,469,115	$16,470	$23,772,670	$(23,624,796)	$164,344

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY

Notes to Condensed Financial Statements (Unaudited)

March 31, 2024

NOTE 1 – BUSINESS

Overview

EQUATOR Beverage Company, headquartered in Jersey City, NJ, is a Delaware corporation that specializes in developing, producing, distributing, and marketing new beverage products.

Our beverages have been certified Non-GMO Project Verified and USDA Organic, and we offer both nonalcoholic and ready-to-drink alcoholic options. In addition, we have a line of sparkling energy beverages. Our beverages can be found in North America, the Caribbean, and Bermuda.

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

CURRENT OPERATIONS

Sales and Distribution

The Company’s main product is MOJO Coconut Water. In addition to Coconut Water, the Company produces Coconut Water + Pineapple Juice, Coconut Water + Mango Juice, Organic Coconut Water, Sparkling Coconut Water Citrus, Sparkling Coconut Water Blood Orange, Sparkling Coconut Water Pink Grapefruit, Energy Sparkling Citrus, Energy Sparkling Blood Orange, Energy Sparkling Pink Grapefruit, Cubano Blue Agave Tequila Organic Sparkling Coconut Water Citrus and Cubano Blue Agave Tequila Organic Sparkling Coconut Water Blood Orange. We seek to grow the market share of our products by expanding our hybrid distribution network through the relationships and efforts of our management and third-party partners and broker network, and new products and packaging. The Company packages its beverages in 100% recyclable, Eco-Friendly packaging that can be recycled infinite times and is not made from carbon oil-based packaging. The packaging has a very low impact on the environment, and does not contribute to landfills and the pollution of our bodies of water. Also, our products are plant-based, Eco-friendly and renewable.

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

Employees

As of March 31, 2024, the Company had two employees. The Company also uses the services of contractors, consultants and other third-parties. The Company uses third party bottlers to produce its products which is standard industry practice for every beverage company.  We also use trucking and logistics companies to transport and store our products.  We use brokers to sell our product and other professionals for accounting, legal and marketing support, to do all these functions internally would take hundreds of employees and not be cost effective.

CORPORATE HISTORY AND DEVELOPMENT

The Company began producing MOJO branded products in 2015. EQUATOR Beverage Company is headquartered in Jersey City, New Jersey and our internet site is www.EquatorBeverage.com. EQUATOR’s stock is traded on the OTCQB under the symbol MOJO.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q and article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited interim condensed financial statements included in this document have been prepared on the same basis as the annual audited financial statements, and in the Company’s opinion, reflect all adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2024 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K.

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

Cash and Cash Equivalents

Cash equivalents include investment instruments and time deposits purchased with a maturity of three months or less. As of March 31, 2024, and March 31, 2023, the Company did not have any cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of March 31, 2024 and 2023 was zero.

Inventory

Inventory, consisting solely of finished goods, are stated at the lower of cost (first-in, first-out method) or net realizable value (“NRV”). If necessary, the Company provides allowances to adjust the carrying value of its inventories to NRV when NRV is below cost. There were no such adjustments in 2024 or 2023.

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

Income Taxes

The Company provides for income taxes using the asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company did not have a deferred tax liability at March 31, 2024 and 2023.

As of March 31, 2024, and March 31, 2023, the Company had no accrued interest or penalties. The Company had no Federal or State tax examinations in the past nor does it have any at the current time.

The table below shows the details of the Net Operating Loss Carryforward and Deferred Tax Assets for 2024 and 2023:

	2024	2023
Net Operating Loss Carryforward, January 1	$3,616,513	$3,796,573
Taxable Income, January 1 to March 31	35,607	18,477
Net Operating Loss Carryforward, March 31	$3,580,906	$3,778,096
Federal Deferred Tax Asset, January 1	759,468	797,280
Federal Tax Expense as of March 31 (21% Tax Rate)	(7,477)	(3,880)
Federal Deferred Tax Asset, March 31	$751,991	$793,400
State of New Jersey Deferred Tax Asset, January 1	324,678	341,692
State of New Jersey Tax Expense as of March 31 (9% Tax Rate)	(3,205)	(1,663)
State of New Jersey Deferred Tax Asset, March 31	$321,473	$340,029
Total Deferred Tax Asset, March 31	$1,073,464	$1,133,429
Total Tax Expense	$10,682	5,543

The table below shows the reconciliation of Net Income / (Loss) per Books to Taxable Income:

	2024	2023
Net Income/(Loss) before Taxes	$(102,378)	$4,485
Stock Awards	137,985	13,992
Taxable Net Income	$35,607	$18,477

Fair value of financial instruments

The carrying amounts of financial instruments, which include cash, accounts receivable, accounts payable and accrued expense, approximate their fair values due to their short-term nature.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Employment Agreement

Pursuant to Mr. Simpson’s Employment Agreement (“the Agreement”) dated January 1, 2024 Mr. Simpson is paid a salary of $9,000 per month and a stock award of 67,000 shares of non-trading, restricted Common Stock. The employment agreement expires on December 31, 2029.

Pursuant to the Agreement, should Mr. Simpson’s employment be terminated without cause, the Company is obligated to pay Mr. Simpson all amounts from the contract immediately for the remaining term of 69 months.  At March 31, 2024, the potential liability to EQUATOR Beverage Company was $621,000 and 4,623,000 shares of non-trading, restricted Common Stock.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has authorized 20,000,000 shares of Common Stock having a par value of $0.001.

Restricted Stock Issuances

The table below summarizes the restricted, non-trading stock awards during the first three months of 2024 and 2023:

Restricted, Non-trading Stock Awards
Officers and Directors
January 1 to March 31

2024				2023
	Price	Shares	Amount		Price	Shares	Amount
Glenn Simpson	$0.61	201,000	$122,610	Glenn Simpson	$0.06	201,000	$11,792
-	$-	-	-	Jeffrey Devlin	$0.06	37,500	2,200
Total		201,000	$122,610	Total		276,000	$13,992

Stock Purchased for Cancellation

During the quarter ended March 31, 2024, the Company did not purchase any shares of its Common Stock from shareholders.

During the year ended December 31, 2023, the Company purchased 401,269 shares of its Common Stock from shareholders at a cost of $51,814.

NOTE 5 – RELATED PARTY TRANSACTIONS

Mr. Simpson lent funds to the Company for a revolving loan with a principal amount up to $300,000. The loan bears a 6% simple interest per year. The principal and any accrued interest are due and payable on demand, and the Company has the right to pay back the loan in full or make payments without penalty.

As of March 31, 2024, the loan payable to Mr. Simpson was $360,000.

As of March 31, 2023, the loan payable to Mr. Simpson was $235,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

●	Significant Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations — Analysis of our financial results comparing the quarter ended March 31, 2024 to March 31, 2023.

●	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

Our beverages have been certified Non-GMO Project Verified and USDA Organic, and we offer both nonalcoholic and ready-to-drink alcoholic options. In addition, we have a line of sparkling energy beverages. Our beverages can be found in North America, the Caribbean, and Bermuda.

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

Results of Operations

Three Months Ended March 31, 2024 and 2023

Revenue

For the quarter ended March 31, 2024, the Company reported revenue of $640,653 an increase of $125,020 or 24% from revenue of $515,633 for the quarter ended March 31, 2023. The increase in revenue was due to strong demand for all products.

Cost of Revenue

Cost of revenue includes finished goods purchase costs and freight in costs.

For the quarter ended March 31, 2024, cost of revenue was $370,070 or 58% of revenue, an improvement of 3 percentage points from the same period in 2023. For the quarter ended March 31, 2023, cost of revenue was $313,457 or 61% of revenue. The improvement in the operating margin was the result of improved sales of higher margin products.

Operating Expenses

Operating expenses for the first quarter of 2024 were $230,758 compared to $178,720 for the same period in 2023 excluding restricted, non-trading stock awards issued to officers and directors.  This $52,038 or 29% increase was primarily due to increased revenue of 24%.

During the first quarter of 2023, 201,000 shares of restricted, non-trading common stock were issued to officers and directors compared to 276,000 shares issued during the same period in 2023 which is a reduction of 75,000 shares. For the first quarter of 2024, the implied cost of the restricted, non-trading common shares was $0.61 per share compared to $0.06 per share for the first quarter of 2023.  The increase was due to a higher stock price of the publicly traded shares in 2024.

Liquidity and Capital Resources

Liquidity

As of March 31, 2024, the Company had working capital of $290,462 compared to $164,342 for the first quarter of 2023. Net cash used in operating activities was $162,241 for the quarter ended March 31, 2024, a $182,149 decline compared to net cash from operating activities for the quarter ended March 31, 2023 of $19,908. Net cash provided by financing activities was $130,000 for the quarter ended March 31, 2024 compared to $10,000 net cash provided by financing activities for the quarter ended March 31, 2023. Net cash provided by financing activities was used for operations for the quarter ended March 31, 2024.

Working Capital Needs

Our working capital requirements increase as revenue grows for our products. During the quarter ended March 31, 2024, the Company had net borrowings of $130,000. In the first quarter of 2023, net borrowings were $235,000. Should the Company require additional working capital during the next twelve months, it may seek to raise additional funds. Financing transactions may include debt securities and obtaining credit facilities.

OFF BALANCE SHEET ARRANGEMENTS

None

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

None

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

For the period January 1, 2023 to March 1, 2024, the following table sets forth the high, low and closing stock prices by quarter, based upon information obtained from inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:

Period	Close	High	Low	VWAP*	Shares Traded
First Quarter 2024	$0.52	$0.70	$0.37	$0.53	260,716
Fourth Quarter 2023	$0.64	$0.80	$0.34	$0.63	252,385
Third Quarter 2023	$0.70	$0.74	$0.17	$0.45	618,921
Second Quarter 2023	$0.30	$0.35	$0.05	$0.10	768,189
First Quarter 2023	$0.05	$0.06	$0.05	$0.06	301,445

*Volume-Weighted Average Price

Holders

As of March 31,2024, there were 17,134,346 shares of Common Stock issued and outstanding.

Dividends

The Company has not declared a cash dividend with respect to its Common Stock. Future payment of dividends is within the discretion of the Board of Directors and will depend on earnings, capital requirements, financial condition and other relevant factors.

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

There were no sales of unregistered securities during the three months ended March 31, 2024 and 2023.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2024, the Company did not repurchase any shares of EQUATOR Common Stock from shareholders.

During the year ended December 31, 2023, the Company repurchased 401,269 shares of EQUATOR Common Stock from shareholders at a total cost of $51,814. The shares were cancelled

ITEM 6. SELECTED FINANCIAL DATA

None

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act of 1934, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash only rights) and any changes in that ownership with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the three months ended March 31, 2024 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 8. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or earned by each of our named executive officers (as defined under SEC rules).

Name and Principal Position	Year	Salary		Shares	Share Price	Stock Awards
Glenn Simpson, Chairman & CEO	2024	$27,000	(1)	201,000	$0.61	$122,610	(1)
	2023	$24,000	(2)	201,000	$0.06	$11,792	(2)

(1)

Pursuant to Mr. Simpson’s employment agreement dated January 1, 2024, Mr. Simpson is paid a salary of $9,000 per month in cash and the Company is obligated to grant Mr. Simpson 67,000 shares of non-trading, restricted Common Stock per month.

(2)

Pursuant to Mr. Simpson’s employment agreement amended September 1, 2022, Mr. Simpson is paid a salary of $8,000 per month in cash and the Company is obligated to grant Mr. Simpson 67,000 shares of restricted, non-trading common stock per month.

During the three months ended March 31, 2024, 201,000 shares of restricted, non-trading common stock were issued to Mr. Simpson.

During the three months ended March 31, 2023, 201,000 shares of restricted, non-trading common stock were issued to Mr. Simpson.

Director Compensation

The non-employee director did not receive cash compensation for serving as such, for serving on committees (if any) of the Board of Directors or for special assignments. Board members are not reimbursed for expenses incurred in connection with attending meetings.

ITEM 9. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock known by us as of March 31, 2024 by:

●	each director;
●	each named executive officer; and
●	all directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our Common Stock owned by them.

Name	Shares	%
Glenn Simpson	8,506,892	50
Chairman & CEO
Diane Cudia	641,667	4
Corporate Controller
All Officers and Directors	9,148,559	54

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

EQUATOR BEVERAGE COMPANY

Dated: May 10, 2024	By:	/s/ Glenn Simpson
Glenn Simpson Chairman & CEO (Principal Executive and Principal Financial Officer)

