Form 10-Q
period 2024-09-30
EQUATOR Beverage Co
filed 2024-11-01
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 000-55269

EQUATOR Beverage Company
(Exact name of registrant as specified in its charter)

Delaware	26-0884348
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

185 Hudson Street, Suite 2500 Jersey City, New Jersey	07302
(Address of principal executive offices)	(Postal Code)

Registrant’s telephone number: 929-264-7944

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

On November 1, 2024, there were 17,410,346 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

EQUATOR BEVERAGE COMPANY

Condensed Balance Sheets (Unaudited)

As of September 30, 2024 and December 31, 2023

	September 30, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$31,478	$87,339
Accounts receivable, net	298,436	135,061
Inventory	442,722	270,788
Supplier deposits	26,756	52,655
Prepaid expenses	39,050	35,650
Total Current Assets	$838,442	$581,493
Total Assets	$838,442	$581,493
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$113,921	$80,621
Related party loans	310,000	230,000
Total Current Liabilities	423,921	310,621
Commitments and Contingencies – Refer to Note 3
Stockholders’ Equity
Common stock, 20,000,000 shares authorized at $0.001 par value, 17,410,346 and 16,933,346 shares issued and outstanding, at September 30, 2024 and December 31, 2023, respectively	17,411	16,934
Additional paid-in capital	24,300,479	24,063,176
Accumulated deficit	(23,903,369)	(23,809,238)
Total Stockholders’ Equity	414,521	270,872
Total Liabilities and Stockholders’ Equity	$838,442	$581,493

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY

Condensed Statements of Operations (Unaudited)

For the Three Months Ended September 30, 2024 and 2023

	2024	2023
Revenue	$1,061,645	$675,947
Cost of Revenue	704,370	367,262
Gross Profit	357,275	308,685

Operating Expenses
Selling, general and administrative	281,316	358,639
Total Operating Expenses	281,316	358,639
Income / (Loss) from Operations
Interest Expense	(5,655)	(3,957)
Income / (Loss) Before Provision for Income Taxes	$70,304	$(53,911)
Provision for Income Taxes	(1,277)	-
Net Income / (Loss)	$69,027	$(53,911)
Net Income / (Loss) Per Common Share, Basic and Diluted	$0.00	$0.00
Weighted Average Number of Common Shares Outstanding, Basic and Diluted	17,410,346	17,274,826

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY

Condensed Statements of Operations (Unaudited)

For the Nine Months Ended September 30, 2024 and 2023

	2024	2023
Revenue	$2,547,620	$1,780,059
Cost of Revenue	1,577,278	988,441
Gross Profit	970,342	791,618

Operating Expenses
Selling, general and administrative	1,046,924	812,222
Total Operating Expenses	1,046,924	812,222
Income / (Loss) from Operations
Interest Expense	(14,916)	(9,992)
Income / (Loss) Before Provision for Income Taxes	$(91,498)	$(30,596)
Provision for Income Taxes	(2,633)	-
Net Income / (Loss)	$(94,131)	$(30,596)
Net Income / (Loss) Per Common Share, Basic and Diluted	$(0.01)	$0.00
Weighted Average Number of Common Shares Outstanding, Basic and Diluted	17,927,266	15,732,060

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY

Condensed Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2024 and 2023

	2024	2023
Cash Flows from Operating Activities:
Net income / (loss)	$(94,131)	$(30,596)
Adjustments to Reconcile Net Income / (Loss) to Net Cash Provided by / (Used In) Operating Activities:
Restricted, non-trading common stock issued to directors and employees	237,780	158,567

Changes in Assets and Liabilities:
(Increase) / decrease in accounts receivable	(163,375)	(153,610)
(Increase) / decrease in inventory	(171,934)	34,946
(Increase) / decrease in supplier deposits	25,899	21,172
(Increase) / decrease in prepaid expenses	(3,400)	(16,576)
(Increase) / decrease in accounts payable and accrued expenses	33,300	(1,309)
Net Cash Provided by / (Used in) Operating Activities	(135,861)	12,594
Net Cash Provided by / (Used in) Financing Activities:
Proceeds from related party loan	344,000	170,000
Repayments of related party loan	(264,000)	(155,000)
Shares purchased for cancellation	-	(38,002)
Net Cash Provided by / (Used in) Financing Activities	80,000	(23,002)

Net Increase / (Decrease) in Cash and Cash Equivalents	(55,861)	(10,408)
Cash and Cash Equivalents at Beginning of Period	87,339	10,738
Cash and Cash Equivalents at End of Periods	$31,478	$330
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$14,916	$9,992

Summary of non-cash investing and financing activity: During the nine-month period ended September 30, 2024 the Company issued a total of 477,000 restricted and non-trading shares with an implied value of $237,780 to directors and officers as a result of contractual stock awards. During the three-month period ended September 30, 2023 the Company issued a total of 790,500 restricted and non-trading shares with an implied value of $158,567 to directors and officers as a result of contractual stock awards.

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY

Condensed Statements of Changes in Stockholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2024 and 2023

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	16,933,346	$16,934	$24,063,176	$(23,809,238)	$270,872
Restricted, Non-Trading Stock issued to Directors and employees	201,000	201	122,409		122,610
Net Loss				(103,020)	(103,020)
Balance, March 31, 2024	17,134,346	$17,135	$24,185,585	$(23,912,258)	$290,462
Restricted, Non-Trading Stock issued to Directors and employees	276,000	276	114,894		115,170
Net Loss				(60,138)	(60,138)
Balance, June 30, 2024	17,410,346	$17,411	$24,300,479	$(23,972,396)	$345,495
Net Loss				69,027	69,027
Balance, September 30, 2024	17,410,346	$17,411	$24,300,479	$(23,903,369)	$414,521

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	16,230,615	$16,231	$23,758,917	$(23,629,281)	$145,867
Restricted, Non-Trading Stock issued to Directors and employees	238,500	239	13,753		13,992
Net Income				4,485	4,485
Balance, March 31, 2023	16,469,115	$16,470	$23,772,670	$(23,624,796)	$164,344
Restricted, Non-Trading Stock issued to Directors and employees	238,500	238	25,996	-	26,235
Stock Retired to Treasury	(380,019)	(380)	(37,622)	-	(38,002)
Net Income	-	-	-	18,830	18,830
Balance, June 30, 2023	16,327,596	$16,328	$23,761,045	$(23,605,966)	$171,407
Restricted, Non-Trading Stock issued to Directors and employees	313,500	313	118,027	-	118,340
Net Income	-	-	-	(53,911)	(53,911)
Balance, September 30, 2023	16,641,096	$16,641	$23,879,072	$(23,659,877)	$235,836

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY

Notes to Condensed Financial Statements (Unaudited)

September 30, 2024

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

Employees

As of September 30, 2024, the Company had two employees. The Company also uses the services of contractors, consultants and other third-parties.  The Company uses third party bottlers to produce its products which is standard industry practice for every beverage company.  We also use trucking and logistics companies to transport and store our products.  We use brokers to sell our product and other professionals for accounting, legal and marketing support, to do all these functions internally would take hundreds of employees and is not cost effective.

CORPORATE HISTORY AND DEVELOPMENT

The Company began producing MOJO branded products in 2015. EQUATOR Beverage Company is headquartered in Jersey City, New Jersey and our internet site is www.EquatorBeverage.com. EQUATOR’s stock is traded on the OTCQB under the symbol MOJO.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q and article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited interim condensed financial statements included in this document have been prepared on the same basis as the annual audited financial statements, and in the Company’s opinion, reflect all adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the nine months ended September 30, 2024 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K.

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

Cash and Cash Equivalents

Cash equivalents include investment instruments and time deposits purchased with a maturity of three months or less. As of September 30, 2024, and December 31, 2023, the Company did not have any cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of September 30, 2024 and December 31, 2023 was zero.

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

Income Taxes

The Company provides for income taxes using the asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company did not have a deferred tax liability at September 30, 2024 and 2023.

As of September 30, 2024, and September 30, 2023, the Company had no accrued interest or penalties. The Company had no Federal or State tax examinations in the past nor does it have any at the current time.

The table below shows the details of the Net Operating Loss Carryforward and Deferred Tax Assets for 2024 and 2023:

	2024	2023
Net Operating Loss Carryforward, January 1	$3,616,513	$3,796,573
Taxable Income, January 1 to September 30	146,282	145,584
Net Operating Loss Carryforward, September 30	$3,470,231	$3,650,989
Federal Deferred Tax Asset, January 1	759,468	797,280
Federal Tax Expense as of September 30 (21% Tax Rate)	(30,719)	(30,573)
Federal Deferred Tax Asset, September 30	$728,749	$776,707
State of New Jersey Deferred Tax Asset, January 1	324,678	341,692
State of New Jersey Tax Expense as of September 30 (9% Tax Rate)	(13,165)	(13,103)
State of New Jersey Deferred Tax Asset, September 30	$311,513	$328,589
Total Deferred Tax Asset, September 30	$1,040,262	$1,105,296
Total Tax Expense	$43,884	43,676

The table below shows the reconciliation of Net Income / (Loss) per Books to Taxable Income:

	2024	2023
Net Income/(Loss) before Taxes	$(91,498)	$(30,596)
Stock Awards	237,780	176,180
Taxable Net Income	$146,282	$145,584

Fair value of financial instruments

The carrying amounts of financial instruments, which include cash, accounts receivable, accounts payable and accrued expense, approximate their fair values due to their short-term nature.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Employment Agreement

Pursuant to Mr. Simpson’s Employment Agreement (“the Agreement”) dated January 1, 2024 Mr. Simpson is paid a salary of $9,500 per month and a stock award of 67,000 shares of non-trading, restricted Common Stock. The employment agreement expires on December 31, 2029.

Pursuant to the Agreement, should Mr. Simpson’s employment be terminated without cause, the Company is obligated to pay Mr. Simpson all amounts from the contract immediately for the remaining term of 63 months. At September 30, 2024, the potential liability to EQUATOR Beverage Company was $598,500 and 4,221,000 shares of non-trading, restricted Common Stock.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has authorized 20,000,000 shares of Common Stock having a par value of $0.001.

Restricted Stock Issuances

The table below summarizes the restricted, non-trading stock awards during the first nine months of 2024 and 2023:

Restricted, Non-trading Stock Awards
Officers and Directors
January 1 to September 30

2024				2023
	Price	Shares	Amount		Price	Shares	Amount
Q1				Q1
Glenn Simpson	$0.61	201,000	$122,610	Glenn Simpson	$0.06	201,000	$11,792
-	$-	-	-	Jeffrey Devlin	$0.06	37,500	2,200
Diane Cudia	$-	-	-	Diane Cudia	$-	-	-
Total		201,000	$122,610	Total		238,500	$13,992
Q2				Q2
Glenn Simpson	$0.42	201,000	$84,420	Glenn Simpson	$0.10	201,000	$22,110
-	$-	-	$-	Jeffrey Devlin	$0.10	37,500	$4,125
Diane Cudia	$0.41	75,000	$30,750	Diane Cudia	$0.08	75,000	$6,325
Total		276,000	$115,170	Total		313,500	$32,560
Q3				Q3
Glenn Simpson	$-	-	$-	Glenn Simpson	$0.10	201,000	$94,403
-	$-	-	$-	Jeffrey Devlin	$0.47	37,500	$17,613
Diane Cudia	$-	-	$-	Diane Cudia	$-	-	$-
Total	-	-	-	Total		238,500	$112,016
Grand Total		477,000	$237,780	Total		790,500	$158,568

Stock Purchased for Cancellation

During the nine months ended September 30, 2024, the Company did not purchase any shares of its Common Stock from shareholders.

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

As of September 30, 2024, the loan payable to Mr. Simpson was $310,000.

As of September 30, 2023, the loan payable to Mr. Simpson was $290,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Significant Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing the quarter ended September 30, 2024 to September 30, 2023.

•	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

Results of Operations

Three Months Ended September 30, 2024 and 2023

Revenue

For the quarter ended September 30, 2024, the Company reported revenue of $1,061,645 an increase of $385,698 or 57% from revenue of $675,947 for the quarter ended September 30, 2023. The increase in revenue was due to strong demand for all products. There was also a significant gain in shelf space and new points of sale during the third quarter of 2024.

Cost of Revenue

Cost of revenue includes finished goods purchase costs and freight in costs.

For the quarter ended September 30, 2024, cost of revenue was $704,370 or 66% of revenue, an increase of 12 percentage points from the same period in 2023. For the quarter ended September 30, 2023, cost of revenue was $367,262 or 54% of revenue. The increase in in cost of revenue was primarily due to higher ocean freight costs in 2024 compared to the same period in 2023.

Operating Expenses

Operating expenses for the quarter ended September 30, 2024 were $281,316 compared to $229,011 for the same period in 2023 excluding restricted, non-trading stock awards issued to officers and directors.  This $52,305 or 23% increase was primarily due to increased revenue of 57%.

During the quarter ended September 30, 2024, 0 shares of restricted, non-trading common stock were issued to officers and directors compared to 238,500 shares issued during the same period in 2023.

Nine Months Ended September 30, 2024 and 2023

Revenue

For the nine months ended September 30, 2024, the Company reported revenue of $2,547,620 an increase of $767,561 or 43% from revenue of $1,780,059 for the nine months ended September 30, 2023. The increase in revenue was due to strong demand for all products.

Cost of Revenue

Cost of revenue includes finished goods purchase costs and freight in costs.

For the nine months ended September 30, 2024, cost of revenue was $1,577,278 or 62% of revenue, an increase of 6 percentage points from the same period in 2023. For the nine months ended September 30, 2023, cost of revenue was $988,441 or 56% of revenue.

Operating Expenses

Operating expenses during the nine months ended September 30, 2024 were $809,144 compared to $636,042 for the same period in 2023 excluding restricted, non-trading stock awards issued to officers and directors. This $173,102 or 27% increase was primarily due to increased revenue of 43%.

During the nine months ended September 30, 2024, 477,000 shares of restricted, non-trading common stock were issued to officers and directors compared to 790,500 shares issued during the same period in 2023. For the nine months ended September 30, 2024, the implied cost of the restricted, non-trading common shares was $0.50 per share compared to $0.20 per share for the same period in 2023.  The increase was due to a higher stock price of the publicly traded shares in 2024.

Liquidity and Capital Resources

Liquidity

As of September 30, 2024, the Company had working capital of $414,521 compared to $235,836 for the same period in 2023. Net cash used in operating activities was $135,861 for the nine months ended September 30, 2024, a $148,455 decrease compared to net cash provided by operating activities for the nine months ended September 30, 2023 of $12,594. Net cash provided by financing activities was $80,000 for the nine months ended September 30, 2024 compared to $23,002 net cash used in financing activities for the nine months ended September 30, 2023. Net cash provided by financing activities was used for operations for the nine months ended September 30, 2024.

Working Capital Needs

Our working capital requirements increase as revenue grows for our products. During the nine months ended September 30, 2024, the Company had net borrowings of $310,000. During the first nine months of 2023, net borrowings were $240,000.  Should the Company require additional working capital during the next twelve months, it may seek to raise additional funds. Financing transactions may include debt securities and obtaining credit facilities.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

For the period January 1, 2023 to September 30, 2024, the following table sets forth the high, low and closing stock prices by quarter, based upon information obtained from inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:

Period	Close	High	Low	VWAP*	Shares Traded
Third Quarter 2024	$0.60	$0.89	$0.44	$0.70	393,364
Second Quarter 2024	$0.65	$0.70	$0.29	$0.46	317,304
First Quarter 2024	$0.52	$0.70	$0.37	$0.53	260,716
Fourth Quarter 2023	$0.64	$0.80	$0.34	$0.63	252,385
Third Quarter 2023	$0.70	$0.74	$0.17	$0.45	618,921
Second Quarter 2023	$0.30	$0.35	$0.05	$0.10	768,189
First Quarter 2023	$0.05	$0.06	$0.05	$0.06	301,445

*Volume-Weighted Average Price

Dividends

The Company has not declared a cash dividend with respect to its Common Stock. Future payment of dividends is within the discretion of the Board of Directors and will depend on earnings, capital requirements, financial condition and other relevant factors.

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

There were no sales of unregistered securities during the nine months ended September 30, 2024 and 2023.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2024, the Company did not repurchase any shares of EQUATOR Common Stock from shareholders.

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

Code of Ethics

We have adopted a written code of ethics (the “Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We believe that the Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. To request a copy of the Code of Ethics, please make written request to our Company at 185 Hudson Street, Suite 2500, Jersey City, New Jersey 07302.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act of 1934, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash only rights) and any changes in that ownership with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the nine months ended September 30, 2024 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 8. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or earned by each of our named executive officers (as defined under SEC rules).

Name and Principal Position	Year	Salary		Shares	Share Price	Stock Awards
Glenn Simpson, Chairman & CEO	2024	$82,500	(1)	402,000	$0.52	$207,030	(1)
	2023	$72,000	(2)	601,000	$0.21	$128,305	(2)

(1)

Pursuant to Mr. Simpson’s employment agreement dated January 1, 2024, Mr. Simpson is paid a salary of $9,000 per month in cash from the months of January to June 2024 and $9,500 per month in cash from the months of July to December 2024.  The Company is obligated to grant Mr. Simpson 67,000 shares of non-trading, restricted Common Stock per month.

(2)

Pursuant to Mr. Simpson’s employment agreement amended September 1, 2022, Mr. Simpson is paid a salary of $8,000 per month in cash and the Company is obligated to grant Mr. Simpson 67,000 shares of restricted, non-trading common stock per month.

During the nine months ended September 30, 2024, 402,000 shares of restricted, non-trading common stock were issued to Mr. Simpson.

During the nine months ended September 30, 2023, 603,000 shares of restricted, non-trading common stock were issued to Mr. Simpson.

Director Compensation

The non-employee director did not receive cash compensation for serving as such, for serving on committees (if any) of the Board of Directors or for special assignments. Board members are not reimbursed for expenses incurred in connection with attending meetings.

ITEM 9. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock known by us as of September 30, 2024 by:

•	each director;
•	each named executive officer; and
•	all directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our Common Stock owned by them.

Name	Shares	%
Glenn Simpson	8,707,892	50
Chairman & CEO
Diane Cudia	716,667	4
Corporate Controller
All Officers and Directors	9,424,559	54

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

EQUATOR BEVERAGE COMPANY

Dated: November 1, 2024	By:	/s/ Glenn Simpson
Glenn Simpson Chairman & CEO (Principal Executive and Principal Financial Officer)

