Form 10-Q/A
period 2024-09-30
EQUATOR Beverage Co
filed 2025-03-14
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

On March 14, 2025, there were 18,421,316 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company”, the “Group’ or “our company” are to EQUATOR Beverage Company unless the context otherwise indicates.

The Company is filing this Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, originally filed with the Securities and Exchange Commission (“SEC”) on November 1, 2024 (the “Original Filing”) to restate its unaudited condensed consolidated interim financial statements as of and for the nine months ended September 30, 2024.

During the course of preparing its Annual Report on Form 10-K for the year ended December 31, 2024, EQUATOR Beverage Company (the “Company”), identified certain areas in the Company’s previously issued financial statements that require adjustment.  As a result, on March 5, 2025, the board of directors of the Company determined, upon the recommendation of the Company’s management, and in consultation with the Company’s independent registered public accounting firm, that the Company should restate its previously issued financial statements for the quarter ended September 30, 2024, to correct the accounting for certain transactions contained therein, as discussed below. Accordingly, the financial statements contained in the Company’s Form 10-Q for the quarter ended September 30, 2024, filed with the Securities and Exchange Commission should no longer be relied upon in its present format.

As such, the Company is filing this Amendment No. 1 to the Q3 10-Q to restate its unaudited condensed consolidated interim financial statements as of and for the three and nine months ended September 30, 2024.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

EQUATOR BEVERAGE COMPANY

Condensed Balance Sheets (Unaudited)

As of September 30, 2024 and December 31, 2023

	September 30, 2024 (As Restated)	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$31,478	$87,339
Accounts receivable, net	298,436	135,061
Inventory	442,722	270,788
Supplier deposits	26,756	52,655
Prepaid expenses	39,050	35,650
Total Current Assets	$838,442	$581,493
Total Assets	$838,442	$581,493
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$168,321	$80,621
Related party loans	310,000	230,000
Total Current Liabilities	478,321	310,621
Commitments and Contingencies – Refer to Note 3
Stockholders’ Equity
Common stock, 20,000,000 shares authorized at $0.001 par value, 17,948,846 and 16,933,346 shares issued and outstanding, at September 30, 2024 and December 31, 2023, respectively	17,949	16,934
Additional paid-in capital	24,743,011	24,063,176
Accumulated deficit	(24,400,839)	(23,809,238)
Total Stockholders’ Equity	360,121	270,872
Total Liabilities and Stockholders’ Equity	$838,442	$581,493

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY

Condensed Statements of Operations (Unaudited)

For the Three Months Ended September 30, 2024 and 2023

	2024 (As Restated)	2023
Revenue	$1,061,645	$675,947
Cost of Revenue	704,370	367,262
Gross Profit	357,275	308,685

Operating Expenses
Selling, general and administrative	778,786	358,639
Total Operating Expenses	778,786	358,639
Income / (Loss) from Operations
Interest Expense	(5,655)	(3,957)
Income / (Loss) Before Provision for Income Taxes	$(427,166)	$(53,911)
Provision for Income Taxes	(1,277)	-
Net Income / (Loss)	$(428,443)	$(53,911)
Net Income / (Loss) Per Common Share, Basic and Diluted	$(0.02)	$0.00
Weighted Average Number of Common Shares Outstanding, Basic and Diluted	17,948,846	17,274,826

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY

Condensed Statements of Operations (Unaudited)

For the Nine Months Ended September 30, 2024 and 2023

	2024 (As Restated)	2023
Revenue	$2,547,620	$1,780,059
Cost of Revenue	1,577,278	988,441
Gross Profit	970,342	791,618

Operating Expenses
Selling, general and administrative	1,544,394	812,222
Total Operating Expenses	1,544,394	812,222
Income / (Loss) from Operations
Interest Expense	(14,916)	(9,992)
Income / (Loss) Before Provision for Income Taxes	$(588,968)	$(30,596)
Provision for Income Taxes	(2,633)	-
Net Income / (Loss)	$(591,601)	$(30,596)
Net Income / (Loss) Per Common Share, Basic and Diluted	$(0.03)	$0.00
Weighted Average Number of Common Shares Outstanding, Basic and Diluted	17,948,846	15,732,060

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY

Condensed Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2024 and 2023

	2024 (As Restated)	2023
Cash Flows from Operating Activities:
Net income / (loss)	$(591,601)	$(30,596)
Adjustments to Reconcile Net Income / (Loss) to Net Cash Provided by / (Used In) Operating Activities:
Restricted, non-trading common stock issued to directors and employees	680,850	158,567

Changes in Assets and Liabilities:
(Increase) / decrease in accounts receivable	(163,375)	(153,610)
(Increase) / decrease in inventory	(171,934)	34,946
(Increase) / decrease in supplier deposits	25,899	21,172
(Increase) / decrease in prepaid expenses	(3,400)	(16,576)
(Increase) / decrease in accounts payable and accrued expenses	87,700	(1,309)
Net Cash Provided by / (Used in) Operating Activities	(135,861)	12,594
Net Cash Provided by / (Used in) Financing Activities:
Proceeds from related party loan	344,000	170,000
Repayments of related party loan	(264,000)	(155,000)
Shares purchased for cancellation	-	(38,002)
Net Cash Provided by / (Used in) Financing Activities	80,000	(23,002)

Net Increase / (Decrease) in Cash and Cash Equivalents	(55,861)	(10,408)
Cash and Cash Equivalents at Beginning of Period	87,339	10,738
Cash and Cash Equivalents at End of Periods	$31,478	$330
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$14,916	$9,992

Summary of non-cash investing and financing activity: During the nine-month period ended September 30, 2024 the Company issued a total of 1,015,500 restricted and non-trading shares with an implied value of $680,850 to directors and officers as a result of contractual stock awards. During the three-month period ended September 30, 2023 the Company issued a total of 790,500 restricted and non-trading shares with an implied value of $158,567 to directors and officers as a result of contractual stock awards.

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY

Condensed Statements of Changes in Stockholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2024 and 2023

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	16,933,346	$16,934	$24,063,176	$(23,809,238)	$270,872
Restricted, Non-Trading Stock issued to Directors and employees	201,000	201	122,409		122,610
Net Loss				(103,020)	(103,020)
Balance, March 31, 2024	17,134,346	$17,135	$24,185,585	$(23,912,258)	$290,462
Restricted, Non-Trading Stock issued to Directors and employees	276,000	276	114,894		115,170
Net Loss				(60,138)	(60,138)
Balance, June 30, 2024	17,410,346	$17,411	$24,300,479	$(23,972,396)	$345,494
Restricted, Non-Trading Stock issued to Directors and employees	538,500	539	442,532		443,070
Net Loss				(428,443)	(428,443)
Balance, September 30, 2024	17,948,846	$17,950	$24,743,011	$(24,400,839)	$360,121

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	16,230,615	$16,231	$23,758,917	$(23,629,281)	$145,867
Restricted, Non-Trading Stock issued to Directors and employees	238,500	239	13,753		13,992
Net Income				4,485	4,485
Balance, March 31, 2023	16,469,115	$16,470	$23,772,670	$(23,624,796)	$164,344
Restricted, Non-Trading Stock issued to Directors and employees	238,500	238	25,996	-	26,235
Stock Retired to Treasury	(380,019)	(380)	(37,622)	-	(38,002)
Net Income	-	-	-	18,830	18,830
Balance, June 30, 2023	16,327,596	$16,328	$23,761,045	$(23,605,966)	$171,407
Restricted, Non-Trading Stock issued to Directors and employees	313,500	313	118,027	-	118,340
Net Income	-	-	-	(53,911)	(53,911)
Balance, September 30, 2023	16,641,096	$16,641	$23,879,072	$(23,659,877)	$235,836

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

The table below shows the details of the Net Operating Loss Carryforward and Deferred Tax Assets for 2024 and 2023:

	2024	2023
Net Operating Loss Carryforward, January 1	$3,616,513	$3,796,573
Taxable Income, January 1 to September 30	89,249	145,584
Net Operating Loss Carryforward, September 30	$3,527,264	$3,650,989
Federal Deferred Tax Asset, January 1	759,468	797,280
Federal Tax Expense as of September 30 (21% Tax Rate)	(18,742)	(30,573)
Federal Deferred Tax Asset, September 30	$740,726	$776,707
State of New Jersey Deferred Tax Asset, January 1	324,678	341,692
State of New Jersey Tax Expense as of September 30 (9% Tax Rate)	(8,032)	(13,103)
State of New Jersey Deferred Tax Asset, September 30	$316,646	$328,589
Total Deferred Tax Asset, September 30	$1,057,372	$1,105,296
Total Tax Expense	$26,775	43,676

The table below shows the reconciliation of Net Income / (Loss) per Books to Taxable Income:

	2024	2023
Net Income/(Loss) before Taxes	$(591,601)	$(30,596)
Stock Awards	680,850	176,180
Taxable Net Income	$89,249	$145,584

Fair value of financial instruments

The carrying amounts of financial instruments, which include cash, accounts receivable, accounts payable and accrued expense, approximate their fair values due to their short-term nature.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Employment Agreement

Pursuant to Mr. Simpson’s employment agreement dated January 1, 2024, Mr. Simpson is paid a salary of $9,000 per month in cash from the months of January to June 2024 and $9,500 per month in cash from the months of July to December 2024.  The Company is obligated to grant Mr. Simpson 67,000 shares of restricted, non-trading, common stock per month. Should the Company meet its revenue targets, the Company is obligated to grant Mr. Simpson 200,000 shares of restricted, non-trading common stock per month, and a cash bonus of $44,400.

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

Restricted Stock Issuances

The table below summarizes the restricted, non-trading stock awards during the first nine months of 2024 and 2023:

Restricted, Non-trading Stock Awards
Officers and Directors
January 1 to September 30

2024				2023
	Price	Shares	Amount		Price	Shares	Amount
Q1				Q1
Glenn Simpson	$0.70	201,000	$140,700	Glenn Simpson	$0.06	201,000	$11,792
-	$-	-	-	Jeffrey Devlin	$0.06	37,500	2,200
Diane Cudia	$0.70	37,500	$26,250	Diane Cudia	$-	-	-
Total		238,500	$166,950	Total		238,500	$13,992
Q2				Q2
Glenn Simpson	$0.70	201,000	$140,700	Glenn Simpson	$0.10	201,000	$22,110
-	$-	-	$-	Jeffrey Devlin	$0.10	37,500	$4,125
Diane Cudia	$0.70	37,500	$26,250	Diane Cudia	$0.08	75,000	$6,325
Total		238,500	$166,950	Total		313,500	$32,560
Q3				Q3
Glenn Simpson	$0.65	401,000	$260,700	Glenn Simpson	$0.10	201,000	$94,403
-	$-	-	$-	Jeffrey Devlin	$0.47	37,500	$17,613
Diane Cudia	$0.63	137,500	$86,250	Diane Cudia	$-	-	$-
Total	-	538,500	346,950	Total		238,500	$112,016
Grand Total		1,015,500	$680,850	Total		790,500	$158,568

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

Operating Expenses

Operating expenses for the quarter ended September 30, 2024 were $335,716 compared to $229,011 for the same period in 2023 excluding restricted, non-trading stock awards issued to officers and directors.  This $106,705 or 47% increase was primarily due to increased revenue of 57%.

During the quarter ended September 30, 2024, 538,500 shares of restricted, non-trading common stock were issued to officers and directors compared to 238,500 shares issued during the same period in 2023.

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

Operating Expenses

Operating expenses during the nine months ended September 30, 2024 were $863,544 compared to $636,042 for the same period in 2023 excluding restricted, non-trading stock awards issued to officers and directors. This $173,102 or 27% increase was primarily due to increased revenue of 43%.

During the nine months ended September 30, 2024, 1,015,500 shares of restricted, non-trading common stock were issued to officers and directors compared to 790,500 shares issued during the same period in 2023. For the nine months ended September 30, 2024, the implied cost of the restricted, non-trading common shares was $0.67 per share compared to $0.20 per share for the same period in 2023.  The increase was due to a higher stock price of the publicly traded shares in 2024.

Liquidity and Capital Resources

Liquidity

As of September 30, 2024, the Company had working capital of $360,121 compared to $235,836 for the same period in 2023. Net cash used in operating activities was $135,861 for the nine months ended September 30, 2024, a $148,455 decrease compared to net cash provided by operating activities for the nine months ended September 30, 2023 of $12,594. Net cash provided by financing activities was $80,000 for the nine months ended September 30, 2024 compared to $23,002 net cash used in financing activities for the nine months ended September 30, 2023. Net cash provided by financing activities was used for operations for the nine months ended September 30, 2024.

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

Name and Principal Position	Year	Salary		Shares	Share Price	Stock Awards
Glenn Simpson, Chairman & CEO	2024	$82,500	(1)	803,000	$0.67	$542,100	(1)
	2023	$72,000	(2)	601,000	$0.21	$128,305	(2)

(1)

Pursuant to Mr. Simpson’s employment agreement dated January 1, 2024, Mr. Simpson is paid a salary of $9,000 per month in cash from the months of January to June 2024 and $9,500 per month in cash from the months of July to December 2024.  The Company is obligated to grant Mr. Simpson 67,000 shares of restricted, non-trading common stock per month. Should the Company meet its revenue targets, the Company is obligated to grant Mr. Simpson 200,000 shares of restricted, non-trading common stock per month, and a cash bonus of $44,400.

(2)

Pursuant to Mr. Simpson’s employment agreement amended September 1, 2022, Mr. Simpson is paid a salary of $8,000 per month in cash and the Company is obligated to grant Mr. Simpson 67,000 shares of restricted, non-trading common stock per month.

During the nine months ended September 30, 2024, 803,000 shares of restricted, non-trading common stock were issued to Mr. Simpson.

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

EQUATOR BEVERAGE COMPANY

Dated: March 14, 2025	By:	/s/ Glenn Simpson
Glenn Simpson Chairman & CEO (Principal Executive and Principal Financial Officer)

