Form 10-K
period 2024-12-31
EQUATOR Beverage Co
filed 2025-03-25
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 28, 2024 (the last day of the registrant’s most recently completed second quarter), the aggregate market value of the registrant’s common stock (based on its reported last sale price on such date of $0.65 per share) held by non-affiliates of the registrant was $3,796,129.

On March 24, 2025 there were 18,421,316 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

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

CURRENT OPERATIONS

Sales and Distribution

The Company’s main product is MOJO Coconut Water. In addition to Coconut Water, the Company produces Coconut Water + Pineapple Juice, Coconut Water + Mango Juice, Organic Coconut Water, Sparkling Coconut Water Citrus, Sparkling Coconut Water Blood Orange, Sparkling Coconut Water Pink Grapefruit, Energy Sparkling Citrus, Energy Sparkling Blood Orange, Energy Sparkling Pink Grapefruit, EQUATOR Sparkling Coconut Water + Tequila Citrus, EQUATOR Sparkling Coconut Water + Tequila Blood Orange, EQUATOR Sparkling Coconut Water + Tequila Pink Grapefruit, and EQUATOR Sparkling Coconut Water + Tequila Watermelon. We seek to grow the market share of our products by expanding our hybrid distribution network through the relationships and efforts of our management and third-party partners and broker network, and new products and packaging. The Company packages its beverages in 100% recyclable, Eco-Friendly packaging that can be recycled infinite times and is not made from carbon oil-based packaging. The packaging has a very low impact on the environment, and does not contribute to landfills and the pollution of our bodies of water. Also, our products are plant-based, Eco-friendly and renewable.

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

Employees

As of December 31, 2024, the Company had two employees. The Company also uses the services of contractors, consultants and other third-parties.  The Company uses third party bottlers to produce its products which is standard industry practice for every beverage company.  We also use trucking and logistics companies to transport and store our products.  We use brokers to sell our product and other professionals for accounting, legal and marketing support, to do all these functions internally would take hundreds of employees and is not cost effective.

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

For the period January 1, 2023 to December 31, 2024, the following table sets forth the high and low closing stock prices by quarter, based upon information obtained from inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:

Period	Close	High	Low	VWAP*	Shares Traded
Fourth Quarter 2024	$0.60	$0.79	$0.50	$0.66	471,687
Third Quarter 2024	$0.65	$0.70	$0.29	$0.46	317,304
Second Quarter 2024	$0.52	$0.70	$0.37	$0.53	260,716
First Quarter 2024	$0.64	$0.80	$0.34	$0.63	252,385
Fourth Quarter 2023	$0.70	$0.74	$0.17	$0.45	618,921
Third Quarter 2023	$0.30	$0.35	$0.05	$0.10	768,189
Second Quarter 2023	$0.05	$0.06	$0.05	$0.06	301,445
First Quarter 2023	$0.65	$0.70	$0.29	$0.46	317,304

*Volume-Weighted Average Price

Holders

As of December 31, 2024, there were 18,218,634 shares of Common Stock issued and outstanding.

Dividends

The Company has not declared a cash dividend with respect to its Common Stock. Future payment of dividends is within the discretion of the Board of Directors and will depend on earnings, capital requirements, financial condition and other relevant factors.

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

There were no sales of unregistered securities during the years ended December 31, 2024 and 2023.

Issuer Purchases of Equity Securities

During the year ended December 31, 2024, the Company did not repurchase any shares of EQUATOR Common Stock from shareholders.

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

ITEM 7. SELECTED FINANCIAL DATA

None

ITEM 8. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

●	Significant Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations — Analysis of our financial results comparing the year ended December 31, 2024 to 2023.

●	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

Results of Operations

Years Ended December 31, 2024 and 2023

Revenue

For the year ended December 31, 2024, the Company reported revenue of $3,264,913 an increase of $958,641 or 42% from revenue of $2,288,272 for the year ended December 31, 2023. This was a record for EQUATOR.  The increase in revenue was due to strong demand for all products. There was also a significant gain in shelf space and new points of sale during the year 2024.

Cost of Revenue

Cost of revenue includes finished goods purchase costs and freight in costs.

For the year ended December 31, 2024, cost of revenue was $2,016,488 or 62% of revenue, an increase of 6 percentage points from 2023. For the year ended December 31, 2023, cost of revenue was $1,276,411 or 56% of revenue. The increase in cost of revenue was primarily due to higher ocean freight costs in 2024 compared to 2023.

Operating Expenses

Operating expenses for 2024 were $1,164,034 compared to $818,702 for 2023 excluding restricted, non-trading stock awards issued to officers and directors. This $345,332 or 42% increase was primarily due to increased revenue of 42%.

During the year 2024, 1,285,288 shares of restricted, non-trading common stock were issued to officers and directors compared to 1,104,000 shares issued in 2023. For 2024, the cost of the restricted, non-trading common shares was $847,800 compared to $356,776 in 2023.  The increase was due to stock awards issued based on revenue performance, and also due to higher stock price in 2024 compared to prior year.

Liquidity and Capital Resources

Liquidity

As of December 31, 2024, the Company had working capital of $336,639 compared to $270,872 for 2023. Net cash provided by operating activities was $50,460 for the year ended December 31, 2024, compared to net cash provided by operating activities for the year ended December 31, 2023 of $123,415. Net cash used in financing activities was $115,000 for year ended December 31, 2024 compared to $36,814 net cash used financing activities for the year ended December 31, 2023. Net cash used in financing activities was used to repay EQUATOR’s loan to Mr. Glenn Simpson for the year ended December 31, 2024.

Working Capital Needs

Our working capital requirements increase as revenue grows for our products. During the year ended December 31, 2024, the Company’s borrowings ranged from $115,000 to $310,000.  The balance of the loan on December 31, 2024 was $115,000. In 2023, borrowings ranged from $170,000 to $310,000. Should the Company require additional working capital during the next twelve months, it may seek to raise additional funds. Financing transactions may include debt securities and obtaining credit facilities.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 13. OTHER INFORMATION

None

PART III

ITEM 14. DIRECTOR, EXECUTIVE OFFICER, AND CORPORATE GOVERNANCE

Executive Officer and Director

Below is the name and certain information regarding our current executive officer and director:

Name	Age	Title	Appointed
Glenn Simpson	72	Chairman and CEO	October 27, 2011

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

Board Committees

The Company has not established any committees of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees in the future. We do not have a nominating committee or a nominating committee charter. Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations. Our directors perform all functions that would otherwise be performed by committees. Given the present size of our board, it is not practical for us to have committees. If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act of 1934, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash only rights) and any changes in that ownership with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2024 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 15. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or earned by each of our named executive officers (as defined under SEC rules).

Name and Principal Position	Year	Salary		Shares	Share Price	Stock Awards
Glenn Simpson, Chairman & CEO	2024	$155,400	(1)	1,004,000	$0.68	$682,800	(1)
	2023	$96,000	(2)	804,000	$0.32	$259,826	(2)

(1)

Pursuant to Mr. Simpson’s employment agreement dated January 1, 2024, Mr. Simpson is paid a salary of $9,000 per month in cash from the months of January to June 2024 and $9,500 per month in cash from the months of July to December 2024.  Mr. Simpson also receives 67,000 restricted, non-trading common shares per month.  Mr. Simpson also received a cash bonus for the Company exceeding $3,000,000 revenue in the 12-months ended September 30, 2024.

(2)	In 2023, per his 2022 employment agreement Mr. Simpson received $8,000 per month plus 67,000 shares of restricted, non-trading common shares per month.

During the year ended December 31, 2024, 804,000 shares of restricted, non-trading common stock were issued to Mr. Simpson.  Mr. Simpson was also issued 200,000 shares of restricted, non-trading common stock as a one-time stock award for meeting the revenue target.

During the year ended December 31, 2023, 804,000 shares of restricted, non-trading common stock were issued to Mr. Simpson.

Director Compensation

During the year ended December 31, 2024, there was no non-employee director. During the year ended December 31, 2023, the non-employee director did not receive cash compensation for serving as such, for serving on committees (if any) of the Board of Directors or for special assignments. Board members are not reimbursed for expenses incurred in connection with attending meetings.

ITEM 16. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock known by us as of December 31, 2024 by:

●	each director;
●	each named executive officer; and
●	all directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our Common Stock owned by them.

Name	Shares	%
Glenn Simpson	9,309,892	51
Chairman & CEO
Diane Cudia	891,667	5
Corporate Controller
All Officers and Directors	10,201,559	56

ITEM 17. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below and in this Form 10-K, there have been no transactions, since January 1, 2024, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any of our directors, executive officers or beneficial holders of more than 5% of our outstanding Common Stock, or any of their respective immediate family members, has had or will have any direct or material indirect interest.

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

ITEM 18. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed to the Company for services rendered in connection with the years ended December 31, 2024 and 2023 are set forth in the table below:

Fee Category	2024	2023
Fee for quarterly reviews	$15,000	$15,000
Fee for annual audit	23,000	23,000
Total	$38,000	$38,000

Principal accountant fees and services consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

For the years ended December 31, 2024 and December 31, 2023, total principal accountant fees represent fees billed by Victor Mokuolu, CPA PLLC.

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

EQUATOR BEVERAGE COMPANY

Dated: March 24, 2025	By:	/s/ Glenn Simpson
Glenn Simpson, Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Glenn Simpson	Director, Chief Executive Officer and Chairman	Dated: March 24, 2025
Glenn Simpson	(Principal Executive and Principal Financial Officer)

/s/ Diane Cudia	Corporate Controller (Principal Accounting Officer)	Dated: March 24, 2025
Diane Cudia

PART IV - FINANCIAL INFORMATION

VICTOR MOKUOLU, CPA PLLC Accounting | Advisory | Assurance & Audit | Tax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

EQUATOR Beverage Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of EQUATOR Beverage Company (“the Company”) as of December 31, 2024, and December 31, 2023, and the related statements of operations, statements of changes in stockholders’ equity, and cash flows for the two years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and December 31, 2023, and the results of its operations and its cash flows for the two years ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Board of Directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2023.

Houston, Texas

March 24, 2025 PCAOB ID: 6771

www.vmcpafirm.com | Ph: 713.588.6622 | Fax: 1.833.694.1494 | ask@vmcpafirm.com

EQUATOR BEVERAGE COMPANY

Statements of Operations

For the Years Ended December 31, 2024 and 2023

	2024	2023
Revenue	$3,246,913	$2,288,272
Cost of Revenue	2,016,488	1,276,411
Gross Profit	$1,230,425	$1,011,861

Operating Expenses
Selling, general and administrative	2,011,834	1,175,478
Total Operating Expenses	$2,011,834	$1,175,478
Income / (Loss) from Operations	$(781,409)	$(163,617)
Interest Expense	(18,535)	(13,099)
Income / (Loss) Before Provision for Income Taxes	$(799,944)	$(176,716)
Provision for Income Taxes	(19,989)	(54,018)
Benefit from Deferred Tax Asset	18,789	50,777
Net Income / (Loss)	$(801,144)	$(179,957)
Net Income / (Loss) Per Common Share, Basic and Diluted	$(0.04)	$(0.01)
Weighted Average Number of Common Shares Outstanding, Basic and Diluted	18,218,634	16,660,452

The accompanying notes are an integral part of these financial statements.

EQUATOR BEVERAGE COMPANY

Balance Sheets

As of December 31, 2024 and 2023

	December 31, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$22,799	$87,339
Accounts receivable, net	196,294	135,061
Inventory	219,388	270,788
Supplier deposits	93,930	52,655
Prepaid expenses	43,751	35,650
Total Current Assets	$576,162	$581,493
Total Assets	$576,162	$581,493
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$124,861	$80,621
Related party loans	115,000	230,000
Total Current Liabilities	$239,861	$310,621
Commitments and Contingencies – Refer to Note 3
Stockholders’ Equity
Common stock, 20,000,000 shares authorized at $0.001 par value, 18,218,634 and 16,933,346 shares issued and outstanding, at December 31, 2024 and December 31, 2023, respectively	18,219	16,934
Additional paid-in capital	24,928,464	24,063,176
Accumulated deficit	(24,610,382)	(23,809,238)
Total Stockholders’ Equity	$336,301	$270,872
Total Liabilities and Stockholders’ Equity	$576,162	$581,493

The accompanying notes are an integral part of these financial statements.

EQUATOR BEVERAGE COMPANY

Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2024 and 2023

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2023	16,230,615	$16,231	$23,758,917	$(23,629,281)	$145,867
Restricted, Non-Trading Stock Issued to Directors and Employees	1,104,000	1,104	355,672	-	356,776
Stock Retired to Treasury	(401,269)	(401)	(51,413)	-	(51,814)
Net Loss	-	-	-	(179,957)	(179,957)
Balance, December 31, 2023	16,933,346	$16,934	$24,063,176	$(23,809,238)	$270,872
Restricted, Non-trading Stock Issued to Directors and Employees	1,285,288	1,285	865,288	-	866,573
Net Loss	-	-	-	(801,144)	(801,144)
Balance, December 31, 2024	18,218,634	$18,219	$24,928,464	$(24,610,382)	$336,301

The accompanying notes are an integral part of these financial statements.

EQUATOR BEVERAGE COMPANY

Statements of Cash Flows

For the Years Ended December 31, 2024 and 2023

	2024	2023
Cash Flows from Operating Activities:
Net income / (loss)	$(801,144)	$(179,957)
Adjustments to Reconcile Net Income / (Loss) to Net Cash Provided by / (Used in) Operating Activities:
Restricted, non-trading common stock issued to directors and employees	866,573	356,776
Changes in Assets and Liabilities:
(Increase) / decrease in accounts receivable	(61,233)	(41,209)
(Increase) / decrease in inventory	51,400	(2,499)
(Increase) / decrease in supplier deposits	(41,275)	(7,883)
(Increase) / decrease in prepaid expenses	(8,101)	(12,182)
Increase / (decrease) in accounts payable and accrued expenses	44,240	10,369
Net Cash Provided by / (Used in) Operating Activities	$50,460	$(123,415)
Net Cash Provided by/ (Used in) Financing Activities:
Proceeds from related party loan	463,000	230,000
Repayments to related party loan	(578,000)	(225,000)
Shares repurchased for cancellation	-	(51,814)
Net Cash Provided by / (Used in) Financing Activities	$(115,000)	$(46,814)
Net Increase / (Decrease) in Cash and Cash Equivalents	$(64,540)	$(76,601)
Cash and Cash Equivalents at Beginning of Period	87,339	10,738
Cash and Cash Equivalents at End of Periods	$22,799	$87,339
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$18,535	$13,100

Summary of non-cash investing and financing activity: During the year ended December 31, 2024 the Company issued a total of 1,285,288 restricted and non-trading shares with an implied value of $866,573 to directors and officers as a result of contractual stock awards. During the year ended December 31, 2023 the Company issued a total of 1,104,000 restricted and non-trading shares with an implied value of $356,776 to directors and officers as a result of contractual stock awards and to settle obligations payable.

The accompanying notes are an integral part of these financial statements.

EQUATOR BEVERAGE COMPANY

Notes to Financial Statements

December 31 2024 and 2023

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

Cash and Cash Equivalents

Cash equivalents include investment instruments and time deposits purchased with a maturity of three months or less. As of December 31, 2024, and December 31, 2023, the Company did not have any cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of December 31, 2024 and 2023 was zero.

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

Income Taxes

The Company provides for income taxes using the asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company did not have a deferred tax liability at December 31, 2024 and 2023.

As of December 31, 2024, and December 31, 2023, the Company had no accrued interest or penalties. The Company had no Federal or State tax examinations in the past nor does it have any at the current time.

The table below shows the details of the Net Operating Loss Carryforward and Deferred Tax Assets for 2024 and 2023:

	2024	2023
Net Operating Loss Carryforward, January 1	$3,616,513	$3,796,573
(Taxable Income)/ Net Loss, January 1 to December 31	66,629	(180,060)
Net Operating Loss Carryforward, December 31	$3,549,884	$3,616,513
Federal Deferred Tax Asset, January 1	759,468	797,280
Federal Tax Expense as of December 31 (21% Tax Rate)	(13,992)	(37,813)
Federal Deferred Tax Asset, December 31	$745,476	$759,468
State of New Jersey Deferred Tax Asset, January 1	324,902	341,107
State of New Jersey Tax Expense as of December 31 (9% Tax Rate)	(5,997)	(16,205)
State of New Jersey Deferred Tax Asset, December 31	$318,905	$324,902
Total Deferred Tax Asset, December 31	$1,064,381	$1,084,370
Total Tax Expense	$19,989	$54,018

The table below shows the reconciliation of Net Income / (Loss) per Books to Taxable Income:

	2024	2023
Net Income/(Loss) before Taxes	$(799,944)	$(176,716)
Stock Awards	866,573	356,776
Taxable Net Income/ (Loss)	$66,629	$180,060

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

Pursuant to the Agreement, should Mr. Simpson’s employment be terminated without cause, the Company is obligated to pay Mr. Simpson all amounts from the contract immediately for the remaining term of 60 months.  At December 31, 2024, the potential liability to EQUATOR Beverage Company was $570,000 and 4,020,000 shares of restricted, non-trading common stock.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has authorized 20,000,000 shares of Common Stock having a par value of $0.001.

Restricted Stock Issuances

The table below summarizes the restricted, non-trading stock awards during the years 2024 and 2023:

Restricted, Non-trading Stock Awards
Officers and Directors
January 1 to December 31

2024				2023
	Price	Shares	Amount		Price	Shares	Amount
Q1				Q1
Glenn Simpson	$0.70	201,000	$140,700	Glenn Simpson	$0.06	201,000	$11,792
-	$-	-	-	Jeffrey Devlin	$0.06	37,500	2,200
Diane Cudia	$0.70	37,500	26,250	Diane Cudia	$0.06	37,500	2,200
Total		238,500	$166,950	Total		276,000	$16,192
Q2				Q2
Glenn Simpson	$0.70	201,000	$140,700	Glenn Simpson	$0.11	201,000	$22,110
-	$-	-	$-	Jeffrey Devlin	$0.11	37,500	$4,125
Diane Cudia	$0.70	37,500	$26,250	Diane Cudia	$0.11	37,500	$4,125
Total		238,500	$166,950	Total		276,000	$30,360
Q3				Q3
Glenn Simpson	$0.70	201,000	$140,700	Glenn Simpson	$0.47	201,000	$94,403
Glenn Simpson	$0.60	200,000	120,000
-	$-	-	$-	Jeffrey Devlin	$0.47	37,500	$17,613
Diane Cudia	$0.70	37,500	$26,250	Diane Cudia	$0.47	37,500	$17,613
Diane Cudia	$0.60	100,000	$60,000
Total	-	538,500	$346,950	Total		276,000	$129,629
Q4				Q4
Glenn Simpson	$0.70	201,000	$140,700	Glenn Simpson	$0.65	201,000	131,521
-	$-	-	-	Jeffrey Devlin	$0.65	37,500	24,537
Diane Cudia	$0.70	37,500	$26,250	Diane Cudia	$0.65	37,500	24,537
Total		238,500	$166,950	Total		276,000	180,595
Grand Total		1,254,000	$847,800	Total		1,104,000	$356,776

Stock Transactions

During the year ended December 31, 2024, the Company issued 31,288 shares of its restricted, non-trading common shares for marketing services. The total stock issued to directors, employees and contractors was 1,285,288.

During the year ended December 31, 2024, the Company did not purchase any shares of its Common Stock from shareholders.

During the year ended December 31, 2023, the Company purchased 401,269 shares of its Common Stock from shareholders at a cost of $51,814.

NOTE 5 – CONCENTRATIONS

Major Customers*

During the year ended December 31, 2024, the Company had six customers that accounted for 91% of revenue. Accounts receivable at December 31, 2024 from these six customers amounted to $192,185. For the year ended December 31, 2023, there were six major customers accounting for 90% of total revenue.

Major Suppliers*

During the year ended December 31, 2024, the Company purchased its inventory from two suppliers. The Company has established relationships with other suppliers which management believes could meet its needs on similar terms. Accounts payable at December 31, 2024 to both suppliers were $28,143.

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

As of December 31, 2024, the loan payable to Mr. Simpson was $115,000.

As of December 31, 2023, the loan payable to Mr. Simpson was $230,000.

NOTE 7 – SUBSEQUENT EVENTS

On January 2, 2025, the Company issued 201,000 shares of its restricted, non-trading common stock valued at $0.65 per share to a related party to fulfill contractual obligations. The total cost of the shares issued was $130,650.

On January 31, 2025, 1,682 shares of its restricted, non-trading common stock valued at $0.50 per share to an unrelated party for marketing services. The total cost of the shares issued was $841.

