Form 10-Q
period 2025-03-31
EQUATOR Beverage Co
filed 2025-05-07
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2025

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

On May 7, 2025, there were 18,220,316 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

EQUATOR BEVERAGE COMPANY

Condensed Balance Sheets (Unaudited)

As of March 31, 2025 and December 31, 2024

	March 31, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$124,932	$22,799
Accounts receivable, net	265,143	196,294
Inventory	485,924	219,388
Supplier deposits	91,518	93,930
Prepaid expenses	41,563	43,751
Total Current Assets	$1,009,080	$576,162
Total Assets	$1,009,080	$576,162
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$299,905	$124,861
Related party loans	288,000	115,000
Total Current Liabilities	587,905	239,861
Commitments and Contingencies – Refer to Note 3
Stockholders’ Equity
Common stock, 20,000,000 shares authorized at $0.001 par value, 18,220,316 and 18,218,634 shares issued and outstanding, at March 31, 2025 and December 31, 2024, respectively	18,220	18,219
Additional paid-in capital	24,929,303	24,928,464
Accumulated deficit	(24,526,348)	(24,610,382)
Total Stockholders’ Equity	421,175	336,301
Total Liabilities and Stockholders’ Equity	$1,009,080	$576,162

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY

Condensed Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2025 and 2024

	2025	2024
Revenue	$817,748	$640,653
Cost of Revenue	497,005	370,070
Gross Profit	320,743	270,583

Operating Expenses
Selling, general and administrative	231,178	368,743
Total Operating Expenses	231,178	368,743
Income / (Loss) from Operations	89,565	(98,160)
Interest Expense	(3,991)	(4,219)
Income / (Loss) Before Provision for Income Taxes	$85,574	$(102,379)
Provision for Income Taxes	(1,540)	(641)
Net Income / (Loss)	$84,034	$(103,020)
Net Income / (Loss) Per Common Share, Basic and Diluted	$0.00	$(0.01)
Weighted Average Number of Common Shares Outstanding, Basic and Diluted	18,219,504	17,129,928

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY

Condensed Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2025 and 2024

	2025	2024
Cash Flows from Operating Activities:
Net income / (loss)	$84,034	$(103,020)
Adjustments to Reconcile Net Income / (Loss) to Net Cash Provided by / (Used In) Operating Activities:
Restricted, non-trading common stock issued to directors and employees	840	122,610

Changes in Assets and Liabilities:
(Increase) / decrease in accounts receivable	(68,849)	(136,316)
(Increase) / decrease in inventory	(266,536)	(220,223)
(Increase) / decrease in supplier deposits	2,412	52,655
(Increase) / decrease in prepaid expenses	2,188	12,454
(Increase) / decrease in accounts payable and accrued expenses	175,044	109,599
Net Cash Provided by / (Used in) Operating Activities	(70,867)	(162,241)
Net Cash Provided by / (Used in) Financing Activities:
Proceeds from related party loan	193,000	130,000
Repayments of related party loan	(20,000)	-
Net Cash Provided by / (Used in) Financing Activities	173,000	130,000

Net Increase / (Decrease) in Cash and Cash Equivalents	102,133	(32,241)
Cash and Cash Equivalents at Beginning of Period	22,799	87,339
Cash and Cash Equivalents at End of Periods	$124,932	$55,098
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$3,991	$4,219

Summary of non-cash investing and financing activity: During the three-month period ended March 31, 2025 the Company issued a total of 1,682 restricted and non-trading shares with an implied value of $840 to an unrelated party for marketing services. During the three-month period ended March 31, 2024 the Company issued a total of 201,000 restricted and non-trading shares with an implied value of $122,610 to directors and officers as a result of contractual stock awards.

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY

Condensed Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2025 and 2024

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	18,218,634	$18,219	$24,928,464	$(24,610,382)	$336,301
Restricted, Non-Trading Stock issued to Directors, employees and unrelated parties	1,682	1	839		840
Net Income / (Loss)				84,034	84,034
Balance, March 31, 2025	18,220,316	$18,220	$24,929,303	$(24,526,348)	$421,175

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	16,933,346	$16,934	$24,063,176	$(23,809,238)	$270,872
Restricted, Non-Trading Stock issued to Directors, employees and unrelated parties	201,000	201	122,409		122,610
Net Income / (Loss)				(103,020)	(103,020)
Balance, March 31, 2024	17,134,346	$17,135	$24,185,585	$(23,912,258)	$290,462

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY

Notes to Condensed Financial Statements (Unaudited)

March 31, 2025

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

Employees

As of March 31, 2025, the Company had two employees. The Company also uses the services of contractors, consultants and other third-parties.  The Company uses third party bottlers to produce its products which is standard industry practice for every beverage company.  We also use trucking and logistics companies to transport and store our products.  We use brokers to sell our product and other professionals for accounting, legal and marketing support, to do all these functions internally would take hundreds of employees and is not cost effective.

CORPORATE HISTORY AND DEVELOPMENT

The Company began producing MOJO branded products in 2015. EQUATOR Beverage Company is headquartered in Jersey City, New Jersey and our internet site is www.EquatorBeverage.com. EQUATOR’s stock is traded on the OTCQB under the symbol MOJO.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q and article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited interim condensed financial statements included in this document have been prepared on the same basis as the annual audited financial statements, and in the Company’s opinion, reflect all adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2025 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K.

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

Cash and Cash Equivalents

Cash equivalents include investment instruments and time deposits purchased with a maturity of three months or less. As of March 31, 2025, and December 31, 2024, the Company did not have any cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of March 31, 2025 and December 31, 2024 was zero.

Inventory

Inventory, consisting solely of finished goods, are stated at average cost (first-in, first-out method) or net realizable value (“NRV”). If necessary, the Company provides allowances to adjust the carrying value of its inventories to NRV when NRV is below cost. There were no such adjustments in 2025 or 2024.

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

Income Taxes

The Company provides for income taxes using the asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company did not have a deferred tax liability at March 31, 2025 and 2024.

As of March 31, 2025, and March 31, 2024, the Company had no accrued interest or penalties. The Company had no Federal or State tax examinations in the past nor does it have any at the current time.

The table below shows the details of the Net Operating Loss Carryforward and Deferred Tax Assets for 2025 and 2024:

	2025	2024
Net Operating Loss Carryforward, January 1	$3,549,884	$3,616,513
Taxable Income, January 1 to March 31	85,574	35,607
Net Operating Loss Carryforward, March 31	$3,464,310	$3,580,906
Federal Deferred Tax Asset, January 1	745,476	759,468
Federal Tax Expense as of March 31 (21% Tax Rate)	(17,971)	(7,477)
Federal Deferred Tax Asset, March 31	$727,505	$751,991
State of New Jersey Deferred Tax Asset, January 1	318,681	324,678
State of New Jersey Tax Expense as of March 31 (9% Tax Rate)	(7,702)	(3,205)
State of New Jersey Deferred Tax Asset, March 31	$310,979	$321,473
Total Deferred Tax Asset, March 31	$1,038,484	$1,073,464
Total Tax Expense	$25,673	10,682

The table below shows the reconciliation of Net Income / (Loss) per Books to Taxable Income:

	2025	2024
Net Income/(Loss) before Taxes	$85,574	$(102,378)
Stock Awards	-	137,985
Taxable Net Income	$85,574	$35,607

Fair value of financial instruments

The carrying amounts of financial instruments, which include cash, accounts receivable, accounts payable and accrued expense, approximate their fair values due to their short-term nature.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Employment Agreement

Pursuant to Mr. Simpson’s Employment Agreement (“the Agreement”) effective January 1, 2025 Mr. Simpson is paid a salary of $9,500 per month.

Pursuant to the Agreement, should Mr. Simpson’s employment be terminated without cause, the Company is obligated to pay Mr. Simpson all amounts from the contract immediately for the remaining term of 69 months. At March 31, 2025, the potential liability to EQUATOR Beverage Company was $1,104,000.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has authorized 20,000,000 shares of Common Stock having a par value of $0.001.

Restricted Stock Issuances

The table below summarizes the restricted, non-trading stock awards during the first three months of 2025 and 2024:

Restricted, Non-trading Stock Awards
Officers and Directors
January 1 to March 31

2025				2024
	Price	Shares	Amount		Price	Shares	Amount
Q1				Q1
Glenn Simpson	$-	-	$-	Glenn Simpson	$0.70	201,000	$140,700
Diane Cudia	$-	-	-	Diane Cudia	$0.70	37,500	26,250
Total		-	$-	Total		238,500	$166,950

Stock Transactions

During the three months ended March 31, 2025, the Company issued 1,682 shares of its restricted, non-trading common shares for marketing services.

During the quarters ended March 31, 2025 and 2024, the Company did not purchase any shares of its common stock from shareholders.

NOTE 5 – RELATED PARTY TRANSACTIONS

Mr. Simpson lent funds to the Company for a revolving loan with a principal amount up to $300,000. The loan bears a 9.25% simple interest per year. The principal and any accrued interest are due and payable on demand, and the Company has the right to pay back the loan in full or make payments without penalty.

As of March 31, 2025, the loan payable to Mr. Simpson was $288,000.

As of March 31, 2024, the loan payable to Mr. Simpson was $360,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Significant Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing the quarter ended March 31, 2025 to March 31, 2024.

•	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

Results of Operations

Three Months Ended March 31, 2025 and 2024

Revenue

For the quarter ended March 31, 2025, the Company reported revenue of $817,748 an increase of $177,095 or 28% from revenue of $640,653 for the quarter ended March 31, 2024. The increase in revenue was due to strong demand for all products during the first quarter of 2025.

Cost of Revenue

Cost of revenue includes finished goods purchase costs and freight in costs.

For the quarter ended March 31, 2025, cost of revenue was $497,005 or 61% of revenue, an increase of 3 percentage points from the same period in 2024. For the quarter ended March 31, 2024, cost of revenue was $370,070 or 58% of revenue. The increase in in cost of revenue was primarily due to an increase of 33% in ocean freight costs during the first quarter of 2025 compared to the same period in 2024.

Operating Expenses

Operating expenses for the quarter ended March 31, 2025 were $231,178 compared to $230,758 for the same period in 2024 excluding restricted, non-trading stock awards issued to officers, directors and unrelated parties.

During the quarter ended March 31, 2025, 1,682 shares of restricted, non-trading common stock were issued to an unrelated party compared to 238,500 shares issued to officers, directors and employees during the same period in 2024.

Liquidity and Capital Resources

Liquidity

As of March 31, 2025, the Company had working capital of $421,175 compared to $290,462 for the same period in 2024. Net cash used in operating activities was $70,867 for the three months ended March 31, 2025, a $91,374 decrease compared to net cash used in operating activities for the three months ended March 31, 2025 of $162,241. Net cash provided by financing activities was $173,000 for the three months ended March 31, 2025 compared to $130,000 net cash provided by financing activities for the three months ended March 31, 2024. Net cash provided by financing activities was used for operations for the three months ended March 31, 2025.

Working Capital Needs

Our working capital requirements increase as revenue grows for our products. During the three months ended March 31, 2025, the Company’s borrowings ranged from $99,000 to $292,000.  The balance of the loan on March 31, 2025 was $288,000. During the three months ended March 31, 2024, borrowings ranged from $230,000 to $360,000. Should the Company require additional working capital during the next twelve months, it may seek to raise additional funds. Financing transactions may include debt securities and obtaining credit facilities.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

For the period January 1, 2024 to March 1, 2025, the following table sets forth the high and low closing stock prices by quarter, based upon information obtained from inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:

Period	Close	High	Low	VWAP*	Shares Traded
January 1 to March 31, 2025	$0.42	$0.65	$0.40	$0.47	276,851
October 1 to December 31, 2024	$0.60	$0.79	$0.50	$0.66	471,687
July 1 to September 30, 2024	$0.65	$0.70	$0.29	$0.46	317,304
April 1 to June 30, 2024	$0.52	$0.70	$0.37	$0.53	260,716
January 1 to March 31, 2024	$0.64	$0.80	$0.34	$0.63	252,385

*Volume-Weighted Average Price

Dividends

The Company has not declared a cash dividend with respect to its Common Stock. Future payment of dividends is within the discretion of the Board of Directors and will depend on earnings, capital requirements, financial condition and other relevant factors.

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

There were no sales of unregistered securities during the three months ended March 31, 2025 and 2024.

Issuer Purchases of Equity Securities

During the quarters ended March 31, 2025 and 2024, the Company did not repurchase any shares of EQUATOR Common Stock from shareholders.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act of 1934, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash only rights) and any changes in that ownership with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the three months ended March 31, 2025 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 8. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or earned by each of our named executive officers (as defined under SEC rules).

Name and Principal Position	Year	Salary		Shares	Share Price	Stock Awards
Glenn Simpson, Chairman & CEO	2025	$28,500	(1)	-	$-	$-	(1)
	2024	$27,000	(2)	201,000	$0.61	$122,610	(2)

(1)	Pursuant to Mr. Simpson’s employment agreement effective January 1, 2025 Mr. Simpson is paid a salary of $9,500 per month.

(2)

Pursuant to Mr. Simpson’s employment agreement dated January 1, 2024, Mr. Simpson is paid a salary of $9,000 per month in cash and the Company is obligated to grant Mr. Simpson 67,000 shares of non-trading, restricted common stock per month.

During the three months ended March 31, 2025, 0 shares of restricted, non-trading common stock were issued to Mr. Simpson.

During the three months ended March 31, 2024, 201,000 shares of restricted, non-trading common stock were issued to Mr. Simpson.

Director Compensation

During the three months ended March 31, 2025 and 2024, there was no non-employee director.

ITEM 9. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock known by us as of March 31, 2025:

•	each director;
•	each named executive officer; and
•	all directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our Common Stock owned by them.

Name	Shares	%
Glenn Simpson	9,309,892	51
Chairman & CEO
Diane Cudia	891,667	5
Corporate Controller
All Officers and Directors	10,402,559	56

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

EQUATOR BEVERAGE COMPANY

Dated: May 7, 2025	By:	/s/ Glenn Simpson
Glenn Simpson Chairman & CEO (Principal Executive and Principal Financial Officer)

