Form 10-Q
period 2025-09-30
EQUATOR Beverage Co
filed 2025-11-03
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2025

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

On November 3, 2025, there were 9,287,180 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

EQUATOR BEVERAGE COMPANY

Condensed Balance Sheets (Unaudited)

As of September 30, 2025 and December 31, 2024

	September 30, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$11,248	$22,799
Accounts receivable, net	283,153	196,294
Inventory	650,957	219,388
Supplier deposits	24,946	93,930
Prepaid expenses	63,796	43,751
Total Current Assets	$1,034,100	$576,162
Total Assets	$1,034,100	$576,162
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$144,792	$124,861
Related party loans	399,000	115,000
Total Current Liabilities	543,792	239,861
Commitments and Contingencies – Refer to Note 3
Stockholders’ Equity
Common stock, 10,000,000 shares authorized at $0.001 par value, 9,086,158 and 9,109,317 shares issued and outstanding, at September 30, 2025 and December 31, 2024, respectively	9,086	9,109
Additional paid-in capital	24,915,517	24,937,574
Accumulated deficit	(24,434,295)	(24,610,382)
Total Stockholders’ Equity	490,308	336,301
Total Liabilities and Stockholders’ Equity	$1,034,100	$576,162

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY

Condensed Statements of Operations (Unaudited)

For the Three Months Ended September 30, 2025 and 2024

	2025	2024
Revenue	$1,184,589	$1,061,645
Cost of Revenue	607,191	704,370
Gross Profit	577,398	357,275

Operating Expenses
Selling, general and administrative	625,780	778,786
Total Operating Expenses	625,780	778,786
Income / (Loss) from Operations	(48,382)	(421,511)
Interest Expense	(9,760)	(5,655)
Income / (Loss) Before Provision for Income Taxes	$(58,142)	$(427,166)
Provision for Income Taxes – Refer to Note 2	(47,681)	(1,277)
Benefit from Deferred Tax Assets	44,820	-
Net Income / (Loss)	$(61,003)	$(428,443)
Net Income / (Loss) Per Common Share, Basic and Diluted	$0.00	$(0.02)
Weighted Average Number of Common Shares Outstanding, Basic and Diluted	9,079,645	8,974,423

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY

Condensed Statements of Operations (Unaudited)

For the Nine Months Ended September 30, 2025 and 2024

	2025	2024
Revenue	$3,104,914	$2,547,620
Cost of Revenue	1,733,885	1,577,278
Gross Profit	1,371,029	970,342

Operating Expenses
Selling, general and administrative	1,166,003	1,544,394
Total Operating Expenses	1,166,003	1,544,394
Income / (Loss) from Operations	205,026	(574,052)
Interest Expense	(21,732)	(14,916)
Income / (Loss) Before Provision for Income Taxes	$183,294	$(588,968)
Provision for Income Taxes – Refer to Note 2	(120,112)	(2,633)
Benefit from Deferred Tax Assets	112,905	-
Net Income / (Loss)	$176,087	$(591,601)
Net Income / (Loss) Per Common Share, Basic and Diluted	$0.01	$(0.03)
Weighted Average Number of Common Shares Outstanding, Basic and Diluted	9,099,318	8,974,423

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY

Condensed Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2025 and 2024

	2025	2024
Cash Flows from Operating Activities:
Net income / (loss)	$176,087	$(591,601)
Adjustments to Reconcile Net Income / (Loss) to Net Cash Provided by / (Used In) Operating Activities:
Restricted, non-trading common stock issued to directors and employees	217,920	680,850

Changes in Assets and Liabilities:
(Increase) / decrease in accounts receivable	(86,859)	(163,375)
(Increase) / decrease in inventory	(431,569)	(171,934)
(Increase) / decrease in supplier deposits	68,984	25,899
(Increase) / decrease in prepaid expenses	(20,045)	(3,400)
(Increase) / decrease in accounts payable and accrued expenses	19,931	87,700
Net Cash Provided by / (Used in) Operating Activities	(55,551)	(135,861)
Net Cash Provided by / (Used in) Financing Activities:
Shares repurchased for cancellation	(240,000)	-
Proceeds from related party loan	385,000	344,000
Repayments of related party loan	(101,000)	(264,000)
Net Cash Provided by / (Used in) Financing Activities	44,000	80,000

Net Increase / (Decrease) in Cash and Cash Equivalents	(11,551)	(55,861)
Cash and Cash Equivalents at Beginning of Period	22,799	87,339
Cash and Cash Equivalents at End of Periods	$11,248	$31,478
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$21,732	$14,916

 Summary of non-cash investing and financing activity: During the nine-month period ended September 30, 2025 the Company issued a total of 201,841 restricted and non-trading shares with an implied value of $217,920. The Company issued 841 restricted and non-trading shares to an unrelated party for marketing services and 201,000 shares of restricted, non-trading shares to directors and officers as a result of contractual stock awards.  During the nine-month period ended September 30, 2024 the Company issued a total of 507,750 restricted and non-trading shares with an implied value of $680,850 to directors and officers as a result of contractual stock awards.

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY

Condensed Statements of Changes in Stockholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2025 and 2024

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	9,109,317	$9,110	$24,937,573	$(24,610,382)	$336,301
Restricted, Non-Trading Stock issued to Directors and employees	841	1	839	-	840
Net Income / (Loss)	-	-	-	84,034	84,034
Balance, March 31, 2025	9,110,158	$9,111	$24,938,412	$(24,526,348)	$421,175
Restricted, Non-Trading Stock issued to Directors and employees	-	-	-	-	-
Stock repurchased and returned to Treasury	(75,000)	(75)	(59,925)	-	(60,000)
Net Income / (Loss)	-	-	-	153,056	153,056
Balance, June 30, 2025	9,035,158	$9,036	$24,878,487	$(24,373,292)	$514,231
Restricted, Non-Trading Stock issued to Directors and employees	201,000	201	216,879	-	217,080
Stock repurchased and returned to Treasury	(150,000)	(150)	(179,850)	-	(180,000)
Net Income / (Loss)	-	-	-	(61,003)	(61,003)
Balance, September 30, 2025	9,086,158	$9,087	$24,915,516	$(24,434,295)	$490,308

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	8,466,673	$8,467	$24,064,823	$(23,809,238)	$270,872
Restricted, Non-Trading Stock issued to Directors and employees	100,500	101	122,509		122,610
Net Loss				(103,020)	(103,020)
Balance, March 31, 2024	8,567,173	$8,568	$24,186,332	$(23,912,258)	$290,462
Restricted, Non-Trading Stock issued to Directors and employees	138,000	138	115,032		115,170
Net Loss				(60,138)	(60,138)
Balance, June 30, 2024	8,705,173	$8,706	$24,301,364	$(23,972,396)	$345,494
Restricted, Non-Trading Stock issued to Directors and employees	269,250	270	442,801		443,071
Net Loss				(428,443)	(428,443)
Balance, September 30, 2024	8,974,423	$8,976	$24,744,165	$(24,400,839)	$360,122

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY

Notes to Condensed Financial Statements (Unaudited)

September 30, 2025

NOTE 1 – BUSINESS

Overview

EQUATOR Beverage Company, headquartered in Jersey City, NJ, is a Delaware corporation that specializes in developing, producing, distributing, and marketing new beverage products.

CURRENT OPERATIONS

Sales and Distribution

The Company’s main product is MOJO Coconut Water. In addition to Coconut Water, the Company produces Coconut Water + Pineapple Juice, Coconut Water + Mango Juice, Organic Coconut Water, Sparkling Coconut Water Citrus, Energy Sparkling Blood Orange, Energy Sparkling Pink Grapefruit. We seek to grow the market share of our products by expanding our hybrid distribution network through the relationships and efforts of our management and third-party partners and broker network, and new products and packaging. The Company packages its beverages in 100% recyclable, Eco-Friendly packaging that can be recycled infinite times and is not made from carbon oil-based packaging. The packaging has a very low impact on the environment, and does not contribute to landfills and the pollution of our bodies of water. Also, our products are plant-based, Eco-friendly and renewable.

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

Employees

As of September 30, 2025, the Company had two employees. The Company also uses the services of contractors, consultants and other third-parties.  The Company uses third party bottlers to produce its products which is standard industry practice for every beverage company.  We also use trucking and logistics companies to transport and store our products.  We use brokers to sell our product and other professionals for accounting, legal and marketing support, to do all these functions internally would take hundreds of employees and is not cost effective.

CORPORATE HISTORY AND DEVELOPMENT

The Company began producing MOJO branded products in 2015. EQUATOR Beverage Company is headquartered in Jersey City, New Jersey and our internet site is www.EquatorBeverage.com. EQUATOR’s stock is traded on the OTCQB under the symbol MOJO.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q and article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited interim condensed financial statements included in this document have been prepared on the same basis as the annual audited financial statements, and in the Company’s opinion, reflect all adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the nine months ended September 30, 2025 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K.

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

Cash and Cash Equivalents

Cash equivalents include investment instruments and time deposits purchased with a maturity of three months or less. As of September 30, 2025, and December 31, 2024, the Company did not have any cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of September 30, 2025 and December 31, 2024 was zero.

Inventory

Inventory, consisting solely of finished goods, are stated at average cost (first-in, first-out method) or net realizable value (“NRV”). If necessary, the Company provides allowances to adjust the carrying value of its inventories to NRV when NRV is below cost. There were no such adjustments as of September 30, 2025 or 2024. Inventory quantities were determined from inventory reports provided by the third-party warehouse provider. Th Company reconciles this report with its records.

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

Income Taxes

The Company provides for income taxes using the asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company did not have a deferred tax liability at September 30, 2025 and 2024.

As of September 30, 2025, and September 30, 2024, the Company had no accrued interest or penalties. The Company had no Federal or State tax examinations in the past nor does it have any at the current time.

The table below shows the details of the Net Operating Loss Carryforward and Deferred Tax Assets as of September 30, 2025 and 2024:

	2025	2024
Net Operating Loss Carryforward, January 1	$3,549,884	$3,616,513
Taxable Income, January 1 to September 30	(400,374)	(89,249)
Net Operating Loss Carryforward, September 30	$3,149,510	$3,527,264
Federal Deferred Tax Asset, January 1	745,476	759,468
Federal Tax Expense as of September 30 (21% Tax Rate)	(84,078)	(18,742)
Federal Deferred Tax Asset, September 30	$661,398	740,726
State of New Jersey Deferred Tax Asset, January 1	318,681	324,678
State of New Jersey Tax Expense as of September 30 (9% Tax Rate)	(36,034)	(8,032)
State of New Jersey Deferred Tax Asset, September 30	$282,647	$316,646
Total Deferred Tax Asset, September 30	$944,045	$1,057,372
Total Tax Expense	$120,112	$26,774

	2025	2024
Provision for Income Taxes	$(120,112)	$(43,324)
Benefit from Deferred Tax Asset	112,905	41,968
Net Provision for Income Taxes -State of New Jersey*	$7,207	$1,356

*The State of New Jersey NOL deduction is limited to 80% of taxable income.

The table below shows the reconciliation of Net Income / (Loss) per Books to Taxable Income as of September 30:

	2025	2024
Net Income/(Loss) before Taxes	$183,294	$(591,601)
Stock Awards	217,080	680,850
Taxable Net Income	$400,374	$89,249

Fair value of financial instruments

The carrying amounts of financial instruments, which include cash, accounts receivable, accounts payable and accrued expense, approximate their fair values due to their short-term nature.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Employment Agreement

Pursuant to Mr. Simpson’s Employment Agreement (“the Agreement”) effective January 1, 2025 Mr. Simpson is paid a salary of $9,500 per month until June 30, 2025. Effective July 1, 2025 to December 31, 2025 Mr. Simpson is paid a salary of $10,833 in cash and 67,000 shares of restricted, non-trading common stock per month. Should the Company meet its revenue targets, the Company is obligated to grant Mr. Simpson 100,000 shares of restricted, non-trading common stock and a cash bonus of $44,400.

Pursuant to the Agreement, should Mr. Simpson’s employment be terminated without cause, the Company is obligated to pay Mr. Simpson all amounts from the contract immediately for the remaining term of 51 months. As of September 30, 2025, the potential liability to EQUATOR Beverage Company was $552,483. At December 30, 2024, the potential liability to EQUATOR Beverage Company was $570,000.

NOTE 4 – STOCKHOLDERS’ EQUITY

On October 20, 2025, the State of Delaware approved the 1-for-2 reverse split and the decrease in Authorized shares from 20,000,000 to 10,000,000 shares.

On June 24, 2025, the Board of Directors of the Company approved the prospective amendment to the Fourth Article of the Company’s Articles of Incorporation to decrease the authorized common stock from 20,000,000 shares, par value $0.001, to 10,000,000 shares, par value $0.001.  On June 24, 2025, the Majority Stockholders approved the Decrease in Authorized Amendment by written consent, in lieu of a special meeting of the stockholders.

On June 24, 2025, the Board of Directors of the Company approved the prospective amendment to the Company’s Articles of Incorporation to effect a 1-for-2 reverse split of the Company’s Common Stock (the “Reverse Stock Split”). On June 24, 2025, stockholders of the Company owning a majority of the Company’s outstanding voting stock (the “Majority Stockholders”) approved the Reverse Stock Split by written consent, in lieu of a special meeting of the stockholders.

The decrease in authorized shares and reverse stock split was approved by FINRA effective October 27, 2025. All share and per share data has been retroactively adjusted to reflect the reverse stock split.

Restricted Stock Issuances

The table below summarizes the restricted, non-trading stock awards during the first nine months of 2025 and 2024:

Restricted, Non-trading Stock Awards
Officers and Directors
January 1 to September 30

2025				2024
	Price	Shares	Amount		Price	Shares	Amount
Q1				Q1
Glenn Simpson	$-	-	$-	Glenn Simpson	$1.40	100,500	$140,700
-	$-	-	-	-	$-	-	-
Diane Cudia	$-	-	$-	Diane Cudia	$1.40	18,750	26,250
Total		-	$-	Total		119,250	$166,950
Q2				Q2
Glenn Simpson	$-	-	$-	Glenn Simpson	$1.40	100,500	$140,700
-	$-	-	$-	-	$-	-	$-
Diane Cudia	$-	-	$-	Diane Cudia	$1.40	18,750	$26,250
Total		-	$-	Total		119,250	$166,950
Q3				Q3
Glenn Simpson	$1.08	201,000	$217,080	Glenn Simpson	$1.30	200,500	$260,700
-	$-	-	$-	-	$-	-	$-
Diane Cudia	$-	-	$-	Diane Cudia	$1.26	68,750	$86,250
Total	-	201,000	217,080	Total		269,250	$346,950
Grand Total		201,000	$217,080	Total		507,750	$680,850

Stock Transactions

During the nine months ended September 30, 2025, the Company issued 841 shares of its restricted, non-trading common shares for marketing services and 200,500 shares of its restricted, non-trading common shares as a result of contractual stock awards.

During the nine months ended September 30, 2025, the Company purchased 225,000 shares of its common stock from shareholders at a cost of $240,000.  During the period ended September 30, 2024, the Company did not purchase any shares of its common stock from shareholders.

NOTE 5 – RELATED PARTY TRANSACTIONS

Mr. Simpson lent funds to the Company for a revolving loan with a principal amount up to $300,000. The loan bears a 9.25% simple interest per year. The principal and any accrued interest are due and payable on demand, and the Company has the right to pay back the loan in full or make payments without penalty.

As of September 30, 2025, the loan payable to Mr. Simpson was $399,000.

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

The table below presents the material components of Selling, General and Administrative (SG&A) expenses as a percentage of total expenses for the quarters ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
E-commerce Fulfillment Fees	28%	15%
Freight and Delivery Expenses	6%	4%
Compensation Expenses	12%	16%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Significant Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing the quarter ended September 30, 2025 to September 30, 2024.

•	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

Our beverages have been certified Non-GMO Project Verified and USDA Organic, and we offer nonalcoholic ready-to-drink options. In addition, we have a line of sparkling energy beverages. Our beverages can be found in North America, the Caribbean, and Bermuda.

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

Results of Operations

Three Months Ended September 30, 2025 and 2024

Revenue

For the quarter ended September 30, 2025, the Company reported revenue of $1,184,589 an increase of $122,944 or 12% from revenue of $1,061,645 for the quarter ended September 30, 2024. The increase in revenue was due to strong demand for all products during the third quarter of 2025.

Cost of Revenue

Cost of revenue includes finished goods purchase costs and freight in costs.

For the quarter ended September 30, 2025, cost of revenue was $607,191 or 51% of revenue, a decrease of 15 percentage points from the same period in 2024. For the quarter ended September 30, 2024, cost of revenue was $704,370 or 66% of revenue. The decrease in in cost of revenue was primarily due to a decrease in ocean freight costs during the third quarter of 2025 compared to the same period in 2024.

Operating Expenses

Operating expenses for the quarter ended September 30, 2025 were $408,700 compared to $335,716 for the same period in 2024 excluding restricted, non-trading stock awards issued to officers, directors and unrelated parties.

During the quarter ended September 30, 2025, 201,000 shares of restricted, non-trading common stock were issued to officers, directors and employees compared to 269,250 shares issued to officers, directors and employees during the same period in 2024.

Nine Months Ended September 30, 2025 and 2024

Revenue

For the nine months ended September 30, 2025, the Company reported revenue of $3,104,914 an increase of $557,294 or 22% from revenue of $2,547,620 for the nine months ended September 30, 2024. The increase in revenue was due to strong demand for all products during the third quarter of 2025.

Cost of Revenue

Cost of revenue includes finished goods purchase costs and freight in costs.

For the nine months ended September 30, 2025, cost of revenue was $1,733,885 or 56% of revenue, compared to $1,577,278 or 62% or revenue from the same period in 2024.

Operating Expenses

Operating expenses for the nine months ended September 30, 2025 were $948,923 compared to $863,544 for the same period in 2024 excluding restricted, non-trading stock awards issued to officers, directors and unrelated parties.

During the nine months ended September 30, 2025, 201,841 shares of restricted, non-trading common stock were issued to an unrelated party and to officers, directors and employees compared to 507,750 shares issued to officers, directors and employees during the same period in 2024.

Liquidity and Capital Resources

Liquidity

As of September 30, 2025, the Company had working capital of $490,308 compared to $360,121 for the same period in 2024. Net cash used in operating activities was $55,551for the nine months ended September 30, 2025, an $80,310 decrease compared to net cash used in operating activities for the nine months ended September 30, 2024 of $135,861. Net cash provided by financing activities was $44,000 for the nine months ended September 30, 2025 compared to $80,000 net cash provided by financing activities for the same period in 2024. Net cash provided by financing activities was used for operations for the nine months ended September 30, 2025.

Working Capital Needs

Our working capital requirements increase as revenue grows for our products. During the nine months ended September 30, 2025, the Company’s borrowings ranged from $99,000 to $460,000.  The balance of the loan on September 30, 2025 was $399,000. During the nine months ended September 30, 2024, borrowings ranged from $230,000 to $408,000. Should the Company require additional working capital during the next twelve months, it may seek to raise additional funds. Financing transactions may include debt securities and obtaining credit facilities.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

For the period January 1, 2024 to September 30, 2025, the following table sets forth the high and low closing stock prices by quarter, based upon information obtained from inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:

Period	Close	High	Low	VWAP*	Shares Traded
July 1 to September 30, 2025	$1.14	$1.42	$0.88	$1.12	557,081
April 1 to June 30, 2025	$1.06	$1.08	$0.72	$0.86	238,496
January 1 to March 31, 2025	$0.84	$1.30	$0.80	$0.94	138,425
October 1 to December 31, 2024	$1.20	$1.58	$1.00	$1.32	235,844
July 1 to September 30, 2024	$1.30	$1.40	$0.58	$0.92	158,652
April 1 to June 30, 2024	$1.04	$1.40	$0.74	$1.06	130,858
January 1 to March 31, 2024	$1.28	$1.60	$0.68	$1.26	126,192

*Volume-Weighted Average Price

Dividends

The Company has not declared a cash dividend with respect to its Common Stock. Future payment of dividends is within the discretion of the Board of Directors and will depend on earnings, capital requirements, financial condition and other relevant factors.

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

There were no sales of unregistered securities during the nine months ended September 30, 2025 and 2024.

Issuer Purchases of Equity Securities

During the nine months ended September 30, 2025, the Company repurchased 225,000 shares of EQUATOR Common Stock from shareholders.

During the nine months ended 2024, the Company did not repurchase any shares of EQUATOR Common Stock from shareholders.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act of 1934, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash only rights) and any changes in that ownership with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the nine months ended September 30, 2025 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 8. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or earned by each of our named executive officers (as defined under SEC rules).

Name and Principal Position	Year	Salary		Shares	Share Price	Stock Awards
Glenn Simpson, Chairman & CEO	2025	$89,499	(1)	201,000	$1.08	$217,080	(1)
	2024	$82,500	(2)	401,500	$1.34	$542,100	(2)

(1)

Pursuant to Mr. Simpson’s Employment Agreement (“the Agreement”) effective January 1, 2025 Mr. Simpson is paid a salary of $9,500 per month until June 30, 2025. Effective July 1, 2025 to December 31, 2025 Mr. Simpson is paid a salary of $10,833 in cash and 67,000 shares of restricted, non-trading common stock per month. Should the Company meet its revenue targets, the Company is obligated to grant Mr. Simpson 100,000 shares of restricted, non-trading common stock and a cash bonus of $44,400.

(2)

Pursuant to Mr. Simpson’s employment agreement dated January 1, 2024, Mr. Simpson is paid a salary of $9,000 per month in cash and the Company is obligated to grant Mr. Simpson 33,500 shares of non-trading, restricted common stock per month.

During the nine months ended September 30, 2025, 201,000 shares of restricted, non-trading common stock were issued to Mr. Simpson.

During the nine months ended September 30, 2024, 401,500 shares of restricted, non-trading common stock were issued to Mr. Simpson.

Director Compensation

During the three months ended September 30, 2025 and 2024, there was no non-employee director.

ITEM 9. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock known by us as of September 30, 2025:

•	each director;
•	each named executive officer; and
•	all directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our Common Stock owned by them.

Name	Shares	%
Glenn Simpson	4,855,946	53
Chairman & CEO
Diane Cudia	395,934	4
Corporate Controller
All Officers and Directors	5,251,880	57

PART IV

ITEM 10. EXHIBITS

Financial Statement Schedules

The financial statements of EQUATOR Beverage Company are listed on the Index to Financial Statements on this quarterly report on Form 10-Q beginning on page F-1.

The following Exhibits are being filed with this Quarterly Report on Form 10-Q:

No.	SEC Report Reference Number	Description
3.1	3.1	Certificate of Incorporation of MOJO Shopping, Inc. (2)
3.2	3.1	Amendment to Certificate of Incorporation of MOJO Ventures, Inc. (3)
3.3	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Ventures, Inc. (4)
3.4	3.4	Articles of Merger (1)
3.5	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Organics, Inc. (6)
3.6	3.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (7)
3.7	3.1	Amended and Restated Bylaws of MOJO Ventures, Inc. (5)
3.8	3.8	Amendment No. 1 to Amended and Restated Bylaws of MOJO Organics, Inc. (8)
3.9		Certificate of Amendment (10)
3.10	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Organics, Inc.(11)
16.1	16.1	Letter from MSPC Certified Public Accountants and Advisors, P.C. (9)
31.1	31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the Securities and Exchange Commission (the “SEC”) on May 18, 2011.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 as an exhibit, numbered as indicated above, filed with the SEC on December 19, 2007.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on May 4, 2011.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on January 4, 2012.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on October 31, 2011.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on April 2, 2013.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on February 1, 2013.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 10-K as an exhibit, numbered as indicated above, filed with the SEC on September 24, 2013.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on October 23, 2015.

(10)	Incorporated by reference to the Registrant’s DEF 14C, filed with the SEC on June 4, 2021.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on July 20, 2022.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUATOR BEVERAGE COMPANY

Dated: November 3, 2025	By:	/s/ Glenn Simpson
Glenn Simpson Chairman & CEO (Principal Executive and Principal Financial Officer)

