Form 10-K
period 2025-12-31
EQUATOR Beverage Co
filed 2026-03-23
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See the definitions of the “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☒
Emerging growth company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2025 (the last day of the Registrant’s most recently completed second quarter), the aggregate market value of the Registrant’s Common Stock (based on its reported last sale price on such date of $1.05 per share) held by non-affiliates of the Registrant was $4,131,097.

On March 23, 2026, there were 9,449,655 shares of the Registrant’s Common Stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to volume growth, share of sales, and net income per share growth, and statements expressing general views about future operating results—are forward-looking statements.

Management believes that these forward-looking statements are reasonable when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause our Company’s actual results to differ materially from historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, the possibility that the assumptions used to calculate our estimated aggregate incremental tax and interest liability related to the potential unfavorable outcome of the ongoing tax dispute with the United States Internal Revenue Service could significantly change; those described in Part I, “Item 1A. Risk Factors,” and elsewhere in this report; and those described from time to time in our future reports filed with the Securities and Exchange Commission.

PART I

ITEM 1. BUSINESS

In this report, the terms “EQUATOR,” “EQUATOR Beverage Company,” the “Company,” “we,” “us,” and “our” mean EQUATOR Beverage Company.

Company Overview

EQUATOR Beverage Company is a Delaware corporation headquartered in Jersey City, New Jersey. The Company is engaged in the development, production, distribution, and marketing of a portfolio of beverage products. EQUATOR’s operations focus on identifying and responding to evolving consumer preferences through innovation, brand development, and disciplined execution.

Products

The Company’s beverage portfolio includes ready-to-drink beverages and sparkling energy beverages. EQUATOR’s products are Non-GMO Project Verified and USDA Organic certified and are formulated to meet consumer demand for functional, clean-label, and premium beverage options.

A core offering within the Company’s portfolio is MOJO Coconut Water, a naturally functional hydration beverage. Each 11-ounce serving contains five essential electrolytes totaling approximately 1,043 mg, supporting hydration and recovery. The product contains naturally occurring vitamins B and C, has no preservatives, and offers a fresh, crisp coconut taste. The Company’s coconut water is plant-based, renewable, and suitable for vegan, kosher, paleo, keto, and low-carbohydrate diets.

In addition to Coconut Water, the Company produces Coconut Water + Pineapple Juice, Coconut Water + Mango Juice, Organic Coconut Water, Sparkling Coconut Water Citrus, Energy Sparkling Blood Orange, and Energy Sparkling Pink Grapefruit.

Sustainability and Packaging

Sustainability is a core component of EQUATOR’s business strategy. The Company uses 100% recyclable, eco-friendly packaging designed to reduce environmental impact. EQUATOR’s products are plant-based and made from renewable resources, demonstrating its commitment to responsible practices and long-term environmental stewardship.

CURRENT OPERATIONS

Markets and Distribution

EQUATOR Beverage Company distributes its products in North America, the Caribbean, and Bermuda through a combination of third-party distributors and retail channels. EQUATOR continues to evaluate opportunities to expand its geographic presence and strengthen its distribution network in existing and new markets. We seek to grow the market share of our products by expanding our hybrid distribution network through the relationships and efforts of our management, third-party partners, and broker networks, as well as through new products and packaging.

Production

The Company has multiple sources for its production. The quality of fruit is a key contributor to the overall taste and quality of our products. Currently, the Company has multiple production facilities from which it can source products. Each facility is capable of meeting forecasted demand.

Competition

The beverage industry is competitive. Competitors in our market compete for brand recognition, ingredient sourcing, product shelf space, and e-commerce page rankings. Our competitors use similar distribution channels and retailers to deliver and sell their products.

Government Regulation

Within the United States, beverages are governed by the U.S. Food and Drug Administration (the “FDA”). As such, it is necessary for the Company to establish, maintain, and make available for inspection records as well as to develop labels (including nutrition information) that meet FDA requirements. The Company’s production facilities are subject to FDA regulation.

Employees

As of December 31, 2025, the Company had two employees. The Company also utilizes the services of independent contractors, consultants, and other third-party service providers to support its operations.

The Company relies on third-party bottlers to manufacture its products, which is standard practice in the beverage industry. In addition, the Company engages third-party logistics providers for transportation and warehousing, brokers for sales and distribution, and external professionals for accounting, legal, marketing, and other specialized functions. The Company has adopted a capital-efficient operating model that combines a lean internal workforce with strategic outsourcing and the use of technology. The Company leverages data analytics, automation tools, and emerging artificial intelligence technologies to enhance productivity, support decision-making, and manage complex business processes.

This approach enables the Company to scale its operations and execute its business strategy without a corresponding increase in headcount. Management believes that performing these functions internally would require a significantly larger workforce and would not be cost effective.

CORPORATE HISTORY AND DEVELOPMENT

EQUATOR Beverage Company commenced commercial production of coconut water on January 1, 2015, focusing on premium, natural hydration products. The Company’s products are Non-GMO Project Verified and USDA Organic certified. It initially distributed through independent retailers and regional partners while establishing sourcing relationships in Southeast Asia.

In June 2022, the board of directors approved a corporate name change from MOJO Organics, Inc. to EQUATOR Beverage Company, effective July 5, 2022. Around this time, the Company’s Common Stock began trading on the OTCQB Venture Market under the ticker symbol MOJO.

Following launch and uplisting, the Company expanded manufacturing partnerships, strengthened quality controls, and broadened distribution to grocery and e‑commerce channels. Today, EQUATOR Beverage Company sells over 8 million units per year and continues to grow its national retail footprint, focusing on disciplined growth, supply chain stability, and shareholder value.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should consider the following factors, which could materially affect our business, financial condition, or results of operations in future periods. The risks described below are not the only risks facing our Company. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or results of operations in future periods.

RISKS RELATED TO OUR OPERATIONS

Adverse Economic and Geopolitical Conditions

Our business, financial condition, and results of operations are subject to global economic and geopolitical conditions, including inflation, recessionary pressures, foreign currency volatility, commodity and energy price fluctuations, trade restrictions, government spending levels, sovereign debt risks, civil unrest, war, terrorism, and changes in international relations. Deteriorating economic conditions may reduce consumer purchasing power, shift demand to lower-priced or private-label products, and adversely affect sales volume, pricing, and profitability.

Competition

We operate in a highly competitive beverage industry. Competitive pressures may limit our ability to increase prices, require increased promotional spending, or result in reduced market share. Growth in private-label products and e-commerce may increase price transparency and margin pressure. Failure to sustain brand strength, marketing effectiveness, and innovation could adversely affect revenues and operating results.

Innovation Risk

Our growth depends on successfully developing, launching, and marketing new products and enhancing existing offerings. Failure to anticipate consumer preferences, protect intellectual property, or avoid infringement claims may impair growth objectives and negatively impact financial results.

Retail and Customer Concentration

Retail consolidation, expansion of discounters, and growth in digital commerce may increase pricing pressure and promotional demands. Inability to adapt to evolving retail channels or maintain key retail and food service relationships, including the loss of significant customers, could adversely affect sales, volume growth, and profitability.

Productivity Initiatives

Ongoing productivity and restructuring initiatives may disrupt operations, weaken internal controls, affect employee morale and retention, or result in reputational harm. Failure to effectively manage these initiatives could adversely affect operating performance.

Supply Chain and Input Cost Volatility

Our operations depend on the availability of ingredients, agricultural commodities, packaging, energy, transportation, and labor, some of which are sourced from limited suppliers. Supply disruptions, adverse weather, climate change, disease, labor disputes, trade restrictions, geopolitical instability, cybersecurity incidents, or other external events may increase costs or interrupt supply. Input costs are volatile, and price increases, hedging, or productivity measures may not fully offset higher costs. Sustained cost increases or supply interruptions could materially and adversely affect our financial condition and results of operations.

Third-Party Risks

We rely on third-party suppliers, distributors, and service providers. Their failure to meet contractual, operational, cybersecurity, regulatory, or compliance obligations may expose us to financial, legal, operational, and reputational risks, which could adversely affect our results.

RISKS RELATED TO CONSUMER DEMAND FOR OUR PRODUCTS

Evolving Consumer Preferences and Digital Commerce

Consumer preferences continue to evolve due to health, wellness, nutrition, sustainability, ingredient transparency, demographic changes, lifestyle trends, and competitive pricing pressures. Perceptions regarding ingredients, packaging, environmental and social impact, and third-party studies—whether scientifically valid or not—may adversely affect demand.

In addition, rapid growth in e-commerce, mobile applications, and digital platforms is changing shopping behaviors. Failure to anticipate or respond effectively to evolving product expectations and digital purchasing trends, or delays in executing digital transformation initiatives, could reduce market share, revenue growth, and overall financial performance.

RISKS RELATED TO REGULATORY AND LEGAL MATTERS

Packaging and Environmental Regulations

Changes in laws governing beverage containers and packaging, including deposit schemes, recycling mandates, recycled content requirements, ecotaxes, product stewardship obligations, PFAS restrictions, and prohibitions on certain plastics, may increase costs and require modifications to manufacturing, packaging, or distribution. Widespread adoption of such measures could reduce net operating revenues and profitability.

Labeling, Marketing, and Product Restrictions

New or expanded labeling, warning, or marketing restrictions relating to health, environmental, or ingredient concerns may inhibit product sales. For example, requirements under California’s Proposition 65 or similar laws could necessitate warning labels, potentially resulting in adverse consumer reaction, negative publicity, and reduced sales.

Litigation and Legal Proceedings

We are subject to litigation and regulatory proceedings relating to advertising, product labeling, competition, pricing, intellectual property, tax, environmental, and employment matters. Outcomes are inherently uncertain and may result in material liabilities, penalties, or reputational harm.

Compliance and Anti-Corruption Risks

Operations in certain markets present elevated compliance risks. Failure to ensure adherence to applicable laws, including anti-corruption and anti-bribery regulations, could result in civil or criminal penalties, monetary fines, disgorgement of profits, and reputational damage.

Intellectual Property Protection

Our trademarks, formulas, and other intellectual property are critical assets. Inadequate protection, infringement, misappropriation, or adverse legal developments could impair brand value, competitiveness, and financial performance, and may result in costly litigation.

RISKS RELATED TO FINANCE, ACCOUNTING AND INVESTMENTS

Failure to Achieve Long-Term Growth Objectives

We have publicly announced long-term growth objectives based on assumptions regarding sales potential, pricing, and product mix. If we are unable to realize anticipated demand, maintain favorable pricing, or achieve the expected product mix, we may not meet these objectives. Failure to achieve stated growth targets could adversely affect our financial performance and the market value of our securities.

RISKS RELATED TO INFORMATION TECHNOLOGY AND DATA PRIVACY

We rely on internal and third-party information systems, including cloud-based services, to support our operations, financial reporting, and supply chain. Cybersecurity incidents, system failures, or disruptions—whether caused by cyberattacks, human error, insider misconduct, natural disasters, geopolitical events, or third-party vulnerabilities—could disrupt operations, delay financial reporting, result in unauthorized access to or disclosure of confidential or personal data, and lead to regulatory investigations, litigation, remediation costs, fines, reputational harm, and lost revenues. We are also subject to evolving privacy and data protection laws. Compliance obligations may increase costs and require operational changes, and noncompliance or unauthorized disclosure of personal data could adversely affect our business, financial condition, or results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

The Company relies on information technology systems and third-party service providers to support its operations, financial reporting, and supply chain. The Company has implemented processes designed to assess, identify, and manage cybersecurity risks. As of the date of this report, the Company has not experienced any cybersecurity incidents that have materially affected its business, results of operations, or financial condition.

ITEM 2. PROPERTIES

The Company’s principal executive office is located at 185 Hudson Street, Suite 2500, Jersey City, New Jersey. The Company does not own real estate and utilizes third-party manufacturing and logistics providers.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against the Company in any material respect. We could from time to time become a party to various legal or administrative proceedings arising in the course of our business.

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is quoted on the OTCQB under the symbol MOJO.

For the period January 1, 2024–December 31, 2025, the following table sets forth the high and low closing stock prices by quarter, based upon information obtained from interdealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:

Period	Close	High	Low	VWAP*	Shares Traded
October 1 to December 31, 2025	$0.79	$1.41	$0.37	$0.70	441,818
July 1 to September 30, 2025	$1.14	$1.42	$0.88	$1.12	557,081
April 1 to June 30, 2025	$1.06	$1.08	$0.72	$0.86	238,496
January 1 to March 31, 2025	$0.84	$1.30	$0.80	$0.94	138,425
October 1 to December 31, 2024	$1.20	$1.58	$1.00	$1.32	235,844
July 1 to September 30, 2024	$1.30	$1.40	$0.58	$0.92	158,652
April 1 to June 30, 2024	$1.04	$1.40	$0.74	$1.06	130,858
January 1 to March 31, 2024	$1.28	$1.60	$0.68	$1.26	126,192

*Volume-weighted average price

Shareholders

As of December 31, 2025, there were 950 shareholders and 9,380,260 shares of Common Stock issued and outstanding.

Dividends

The Company has not declared a cash dividend with respect to its Common Stock. Future payment of dividends is within the discretion of the board of directors and will depend on earnings, capital requirements, financial condition and other relevant factors.

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

There were no sales of unregistered securities during the years ended December 31, 2025 and 2024.

Issuer Purchases of Equity Securities

Since January 1, 2018, the Company has repurchased 1,084,467 shares of its Common Stock.

During the year ended December 31, 2025, the Company repurchased 225,000 shares of EQUATOR Common Stock compared to zero shares in 2024.

ITEM 6. RESERVED

None

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

Management’s Discussion and Analysis (MD&A) provides a narrative explanation of the Company’s financial statements and is intended to enhance understanding of its operating performance, financial condition, liquidity, and capital resources.

Fiscal year 2025 reflected a significant improvement in the Company’s operating performance. Revenue increased 29% year over year, gross margins expanded to 45%, and the Company generated positive operating income and net income following a loss in the prior year. These results reflect improved operating leverage, stronger distribution execution, and continued demand for the Company’s beverage portfolio. Management believes these developments demonstrate the increasing scalability of the Company’s business model.

Results of Operations

Revenue

Revenue for the year ended December 31, 2025 increased 29% to $4,191,049, compared to $3,246,913 in 2024. The increase was driven by higher demand across product lines, expanded shelf space, new retail placements, and increased points of distribution. Management believes this growth reflects continued brand momentum and disciplined execution within the Company’s hybrid distribution network.

Cost of Revenue and Gross Margin

Cost of revenue was $2,320,520, or 55% of revenue, compared to 62% in the prior year. Gross margin increased to 45% from 38%, representing an expansion of approximately 700 basis points. The improvement was primarily attributable to improved freight economics, supply chain efficiencies, and favorable product mix, partially offset by reciprocal tariffs on imported goods. These tariffs have since been eliminated. The Company previously paid $122,039 in tariffs and may be eligible for a refund from the U.S. Government. Management believes these improvements reflect structural operating efficiencies.

Operating Expenses

Operating expenses decreased to $1,786,803 in 2025 from $2,011,834 in 2024. Excluding non-cash restricted stock compensation, cash operating expenses increased approximately 17%, compared to revenue growth of 29%, reflecting improved operating leverage.

Restricted stock expense declined to $410,460 from $866,573 primarily due to a 38% lower share price in 2025 compared to 2024 and fewer stock awards issued in 2025 compared to the prior year.

Income from Operations

Income from operations was $83,726 in 2025, compared to an operating loss of $781,409 in 2024. The $865,135 year-over-year improvement was driven by revenue growth, gross margin expansion, controlled expense growth, and lower non-cash stock-based compensation.

Net Income

Net income was $49,213 for 2025, compared to a net loss of $801,144 in 2024. The year-over-year improvement of approximately $850,000 reflects enhanced operating discipline and improved gross margins.

Liquidity and Capital Resources

As of December 31, 2025, working capital was $555,973 and cash and cash equivalents totaled $219,457. Net cash provided by operating activities was $211,658 for the year, compared to $50,460 in 2024. Management believes existing liquidity and operating cash flows are sufficient to fund near-term operating needs and anticipated growth initiatives.

Borrowings

Borrowings during 2025 ranged from approximately $99,000 to $460,000, with an outstanding balance of $340,000 at year end. From January 1, 2026 through March 23, 2026, the outstanding balance decreased by $110,000 to $230,000. Management believes its sustainable growth rate will be adequate to meet future capital needs as evidenced by the reduction of the loan balance from its peak during 2025.

Share Repurchases

During 2025, the Company repurchased 225,000 shares of its Common Stock, reflecting management’s confidence in the Company’s long-term value and commitment to disciplined capital allocation.

Subsequent to year-end, the Company’s outstanding share count increased due to stock awards and other share transactions.

OFF BALANCE SHEET ARRANGEMENTS

None

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

While management concluded that Internal Control over Financial Reporting was not effective due to the material weaknesses described below, disclosure controls and procedures were designed to provide reasonable assurance and were effective in ensuring that information required to be disclosed is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate Internal Control over Financial Reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over Financial Reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, Internal Control over Financial Reporting may not prevent or detect misstatements.

Based on management’s evaluation under the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), management concluded that the Company’s Internal Control over Financial Reporting was not effective as of December 31, 2025, due to the following material weaknesses:

Limited segregation of duties and governance structure, resulting from the Company’s size and limited number of personnel, including the concentration of financial reporting responsibilities and limited independent oversight of the financial reporting process; and

Limited technical accounting oversight and review structure, as the Company’s current financial reporting structure does not incorporate an independent technical accounting oversight function or a formal secondary review layer to evaluate complex or non-routine transactions, including those involving significant estimates or specialized accounting guidance.

These material weaknesses create a reasonable possibility that a material misstatement of the Company’s financial statements would not be prevented or detected on a timely basis.

Management is implementing measures to enhance its Internal Control over Financial Reporting, including strengthening review controls and supplementing its financial reporting process with additional independent technical accounting support.

Notwithstanding the material weaknesses described above, management believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods presented.

Management also evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2025. Based on that evaluation, management concluded that disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms.

Attestation Report

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding Internal Control over Financial Reporting, as such report is not required for non-accelerated filers.

Changes in internal control over financial reporting

There was no change in our Internal Control over Financial Reporting during the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our Internal Control over Financial Reporting.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below is the name and certain information regarding our current executive officer and director:

Name	Age	Title	Appointed
Glenn Simpson	73	Chairman and CEO	October 27, 2011

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Biographical information of each current officer and director is set forth below.

Glenn Simpson serves as Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Simpson joined the Company in October 2011 and has extensive experience in the global beverage industry.

From 1995 to 2000, Mr. Simpson served as Vice President and Chief Financial Officer of Coca-Cola Bottlers, Inc. in Uzbekistan. His primary responsibilities included corporate strategy, financial management, oversight of bottling and distribution operations, and supervision of major capital projects. Under his leadership, annual revenues increased from approximately $4 million to over $160 million. During this period, the company designed and constructed three large-scale bottling facilities totaling more than 1,000,000 square feet, significantly expanding production capacity and modernizing manufacturing infrastructure. These capital projects were funded entirely through internally generated cash flow and operating profits, and no debt financing or equity capital raises were required.

Mr. Simpson’s bottling operations achieved the largest revenue increases in the history of The Coca-Cola Company at that time and were consistently ranked in the top 1% of all Coca-Cola bottlers worldwide for product and package quality. The company was recognized as “Bottler of the Year” by The Coca-Cola Company for two consecutive years based on product quality and revenue growth.

From 2009 to 2011, Mr. Simpson was engaged on a consulting basis in beverage sector projects in Russia and Afghanistan.

Mr. Simpson is a Certified Public Accountant and holds a Master of Business Administration from Columbia University School of Business.

Board Committees

The Board of Directors does not currently maintain separate standing committees, such as an audit committee, compensation committee or nominating committee. The full Board of Directors performs the functions typically performed by such committees.

Code of Ethics

We have adopted a written code of ethics (the “Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We believe that the Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. To request a copy of the Code of Ethics, please make a written request to our Company at 185 Hudson Street, Suite 2500, Jersey City, New Jersey 07302.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers, and persons who beneficially own more than ten percent (10%) of the Company’s common stock to file reports of initial ownership and changes in ownership of the Company’s equity securities with the Securities and Exchange Commission.

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto furnished to the Company during the fiscal year ended December 31, 2025, and written representations from the reporting persons, the Company believes that all filing requirements applicable to its directors, executive officers and beneficial owners of more than ten percent (10%) of the Company’s common stock were complied with on a timely basis.

The Company has one shareholder who beneficially owns more than ten percent (10%) of the Company’s outstanding common stock, which is the Company’s only class of equity securities authorized and outstanding. The Company’s Articles of Incorporation do not authorize stock options, stock appreciation rights, warrants, or other derivative equity securities.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or earned by each of our named executive officers (as defined under SEC rules).

Name and Principal Position	Year	Salary	Shares	Share Price	Stock Awards
Glenn Simpson, Chairman and CEO	2025	$166,938	432,000	$0.81	$349,920
	2024	$155,400	502,000	$1.36	$682,720

Director Compensation

During the year ended December 31, 2025 and 2024 there were no non-employee directors. Board members are not reimbursed for expenses incurred in connection with attending meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of December 31, 2025, by (i) each person known by the Company to beneficially own more than five percent (5%) of the outstanding shares of the Company’s common stock, and (ii) each director and executive officer of the Company.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities.

As of December 31, 2025, the Company had 9,380,260 shares of common stock outstanding.

Name	Position	Shares	%
Glenn Simpson	Chairman and CEO	5,056,946	53.9
Diane Cudia	Corporate Controller	488,293	5.2
All Officers and Directors		5,545,239	59.1

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below and in this Form 10-K, there have been no transactions, since January 1, 2025, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any of our directors, executive officers or beneficial holders of more than 5% of our outstanding Common Stock, or any of their respective immediate family members, has had or will have any direct or material indirect interest.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent,” and, as a result, we are not at this time required to (and we do not) have our board of directors composed of a majority of “independent directors.”

Our board of directors has considered the independence of its directors in reference to the definition of “independent director” established by the Nasdaq Marketplace Rule 5605(a)(2). In doing so, the board of directors has reviewed all commercial and other relationships of each director in making its determination as to the independence of its directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed to the Company for services rendered in connection with the years ended December 31, 2025 and 2024 are set forth in the table below:

Fee Category	2025	2024
Fee for quarterly reviews	$15,000	$15,000
Fee for annual audit	30,000	25,000
Total	$45,000	$40,000

Principal accountant fees and services consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

For the years ended December 31, 2025 and December 31, 2024, total principal accountant fees represent fees billed by Victor Mokuolu, CPA PLLC, Registered Public Accounting Firm (PCAOB ID 6771).

Audit Committee’s Pre-Approval Practice

We do not have an audit committee. Our board of directors has approved the services described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

The financial statements of EQUATOR Beverage Company are listed on the Index to Financial Statements on this annual report on Form 10-K beginning on page 20.

The following Exhibits are being filed with this annual report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description
3.1	3.1	Certificate of Incorporation of MOJO Shopping, Inc. (1)
3.2	3.1	Amendment to Certificate of Incorporation of MOJO Ventures, Inc. (1)
3.3	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Ventures, Inc. (3)
3.5	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Organics, Inc. (5)
3.7	3.1	Amended and Restated Bylaws of MOJO Ventures, Inc. (4)
3.8	3.8	Amendment No. 1 to Amended and Restated Bylaws of MOJO Organics, Inc. (6)
3.9	3.9	Certificate of Amendment (7)
3.10	3.1	Certificate of Amendment to Certificate of Incorporation of MOJO Organics, Inc. (8)
3.11	3.1	Certificate of Amendment to the Certificate of Incorporation of EQUATOR Beverage Company (9)
31.1	31.1

Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	32.1

Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 as an exhibit, numbered as indicated above, filed with the SEC on December 19, 2007.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on May 4, 2011.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on January 4, 2012.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on October 31, 2011.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on April 2, 2013.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 10-K as an exhibit, numbered as indicated above, filed with the SEC on September 24, 2013.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q as an exhibit, numbered as indicated above, filed with the SEC on July 7, 2021.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on July 20, 2022.

(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K as an exhibit, numbered as indicated above, filed with the SEC on October 24, 2025.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUATOR BEVERAGE COMPANY

Dated: March 23, 2026	By:	/s/ Glenn Simpson
Glenn Simpson, Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Glenn Simpson	Director, Chief Executive Officer and Chairman	Dated: March 23, 2026
Glenn Simpson	(Principal Executive and Principal Financial Officer)

/s/ Diane Cudia	Corporate Controller (Principal Accounting Officer)	Dated: March 23, 2026
Diane Cudia

PART IV - FINANCIAL INFORMATION

VICTOR MOKUOLU, CPA PLLC Accounting | Advisory | Assurance & Audit | Tax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

EQUATOR Beverage Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of EQUATOR Beverage Company (“the Company”) as of December 31, 2025, and 2024, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for the two years ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 23, 2026 PCAOB ID: 6771

EQUATOR BEVERAGE COMPANY

Balance Sheets

As of December 31, 2025 and 2024

	December 31, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$219,457	$22,799
Accounts receivable, net	349,822	196,294
Inventory	508,301	219,388
Supplier deposits	52,329	93,930
Prepaid expenses	61,137	43,751
Total Current Assets	1,191,046	576,162
Total Assets	$1,191,046	$576,162
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$295,073	$124,861
Related party loans	340,000	115,000
Total Current Liabilities	635,073	239,861
Commitments and Contingencies – Refer to Note 4
Stockholders’ Equity
Common Stock, 10,000,000 shares authorized at $0.001 par value, 9,380,260 and 9,109,317 shares issued and outstanding, at December 31, 2025 and December 31, 2024, respectively	9,381	9,110
Additional paid-in capital	25,107,762	24,937,573
Accumulated deficit	(24,561,170)	(24,610,382)
Total Stockholders’ Equity	555,973	336,301
Total Liabilities and Stockholders’ Equity	$1,191,046	$576,162

The accompanying notes are an integral part of these financial statements.

EQUATOR BEVERAGE COMPANY

Statements of Operations

For the Years Ended December 31, 2025 and 2024

	2025	2024
Revenue	$4,191,049	$3,246,913
Cost of Revenue	2,320,520	2,016,488
Gross Profit	$1,870,529	$1,230,425

Operating Expenses
Selling, General, and Administrative	1,786,803	2,011,834
Total Operating Expenses	$1,786,803	$2,011,834
Income/(Loss) from Operations	$83,726	$(781,409)
Interest Expense	(30,178)	(18,535)
Income/(Loss) Before Provision for Income Taxes	$53,548	$(799,944)
Provision for Income Taxes	(141,800)	(19,989)
Benefit from Deferred Tax Asset	137,465	18,789
Net Income/(Loss)	$49,213	$(801,144)
Net Income/(Loss) Per Common Share, Basic and Diluted	$0.01	$(0.09)
Weighted Average Number of Common Shares Outstanding, Basic and Diluted	9,104,757	9,109,317

The accompanying notes are an integral part of these financial statements.

EQUATOR BEVERAGE COMPANY

Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2025 and 2024

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2024	8,466,673	$8,467	$24,071,643	$(23,809,239)	$270,871
Restricted Non-Trading Stock Issued to Directors and Employees	642,644	643	865,931	-	866,574
Net Loss	-	-	-	(801,144)	(801,144)
Balance, December 31, 2024	9,109,317	$9,110	$24,937,574	$(24,610,383)	$336,301
Restricted Non-Trading Stock Issued to Directors and Employees	495,943	496	409,963	-	410,459
Stock Retired to Treasury	(225,000)	(225)	(239,775)		(240,000)
Net Income	-	-	-	49,213	49,213
Balance, December 31, 2025	9,380,260	$9,381	$25,107,762	$(24,561,170)	$555,973

The accompanying notes are an integral part of these financial statements.

EQUATOR BEVERAGE COMPANY

Statements of Cash Flows

For the Years Ended December 31, 2025 and 2024

	2025	2024
Cash Flows from Operating Activities:
Net income/(loss)	$49,213	$(801,144)
Adjustments to Reconcile Net Income/(Loss) to Net Cash Provided by Operating Activities:
Restricted Non-Trading Common Stock issued to directors and employees	410,459	866,573
Changes in Assets and Liabilities:
(Increase)/decrease in accounts receivable	(153,528)	(61,233)
(Increase)/decrease in inventory	(288,913)	51,400
(Increase)/decrease in supplier deposits	41,601	(41,275)
(Increase)/decrease in prepaid expenses	(17,386)	(8,101)
Increase/(decrease) in accounts payable and accrued expenses	170,212	44,240
Net Cash Provided by Operating Activities	211,658	50,460
Net Cash Used in Financing Activities:
Net Proceeds from related party loan	427,000	463,000
Net Repayments to related party loan	(202,000)	(578,000)
Shares repurchased for cancellation	(240,000)	-
Net Cash Used in Financing Activities	(15,000)	(115,000)
Net Increase/(Decrease) in Cash and Cash Equivalents	196,658	(64,540)
Cash and Cash Equivalents at Beginning of Period	22,799	87,339
Cash and Cash Equivalents at End of Period	$219,457	$22,799
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$30,178	$18,535

Summary of non-cash investing and financing activity: During the year ended December 31, 2025 the Company issued a total of 495,943 restricted and non-trading shares with an implied value of $410,459 to directors and officers as a result of contractual stock awards. During the year ended December 31, 2024 the Company issued a total of 642,644 restricted and non-trading shares with an implied value of $866,573 to directors and officers as a result of contractual stock awards and to settle obligations payable.

The accompanying notes are an integral part of these financial statements.

EQUATOR BEVERAGE COMPANY

Notes to Financial Statements

December 31, 2025, and 2024

NOTE 1 – BUSINESS

Overview

EQUATOR Beverage Company is a Delaware corporation headquartered in Jersey City, New Jersey. The Company is engaged in the development, production, distribution, and marketing of a portfolio of beverage products. EQUATOR’s operations focus on identifying and responding to evolving consumer preferences through innovation, brand development, and disciplined execution.

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

Cash and Cash Equivalents

Cash equivalents include investment instruments and time deposits purchased with a maturity of three months or less. As of December 31, 2025, and December 31, 2024, the Company did not have any cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of December 31, 2025 and 2024 was zero.

Inventory

Inventory consists solely of finished goods and is stated at the lower of cost or net realizable value. Cost is determined using an average costing method that approximates first-in, first-out (“FIFO”). The Company evaluates inventory for excess or obsolescence and records valuation allowances when necessary. No such allowances were recorded during the years ended December 31, 2025 or 2024, as inventory turnover has been sufficient to support recoverability.

Inventory in transit is included in inventory when title transfers to the Company at the shipping point, in accordance with the Company’s contractual shipping terms.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue from product sales is recognized when control of the promised goods is transferred to the customer, which generally occurs upon shipment or delivery in accordance with the applicable shipping terms.

Each sale is based on a customer purchase order. Collectively, the purchase order and the Company’s standard terms and conditions constitute the contract with a customer. The Company’s contracts generally include a single performance obligation — the delivery of products. The transaction price is the stated amount in the purchase order and reflects the consideration the Company expects to receive. The Company does not have variable consideration, significant financing components, or multiple performance obligations. Payments are typically due within 30 days of delivery.

For sales shipped FOB shipping point, control transfers upon shipment. For sales shipped FOB destination, control transfers upon delivery at the customer’s location.

The Company has not historically experienced material returns; accordingly, no reserve for returns has been recorded.

Shipping and Handling Costs

Shipping and Handling Costs incurred to move finished goods from our sales distribution centers to customer locations are included in the line Selling, General, and Administrative Expenses in our Statements of Operations.

Net Income/(Loss) Per Common Share

The Company computes per share amounts in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings per Share.” ASC Topic 260 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income/(loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the periods.

Income Taxes

The Company accounts for income taxes using the asset-and-liability method in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for temporary differences between the financial-statement and tax bases of assets and liabilities and are measured using enacted tax rates expected to apply when such differences reverse. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that such assets will not be realized.

As of December 31, 2025, the Company had deferred tax assets of $918,141. As of December 31, 2024, the Company had deferred tax assets of $1,064,381. The Company did not have any deferred tax liabilities as of December 31, 2025, or December 31, 2024.

The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, during the year ended December 31, 2025. The adoption did not have a material impact on the Company’s financial statements or related disclosures.

The Company recognizes interest and penalties related to income taxes, if any, as a component of income tax expense. As of December 31, 2025, and December 31, 2024, the Company had no accrued interest or penalties related to income taxes and is not currently under examination by any federal or state taxing authorities.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, which include cash, accounts receivable, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

Recently Issued Accounting Pronouncements

The Company evaluates new accounting pronouncements to determine their impact on the financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which expands required segment disclosures. The guidance was adopted for the year ended December 31, 2025 and did not have a material impact on the Company’s financial statements, other than expanded disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), which enhances income tax disclosure requirements. The guidance was adopted for the year ended December 31, 2025 and did not have a material impact on the Company’s financial statements, other than expanded disclosures.

The adoption of other recently issued accounting pronouncements is not expected to have a material impact on the Company’s financial statements.

NOTE 3 – SEGMENT REPORTING

Adoption of ASU 2023-07

Effective January 1, 2025, the Company adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments require enhanced disclosures regarding significant segment expenses, the title and role of the Chief Operating Decision Maker (“CODM”), and other segment items. The amendments were applied retrospectively to all periods presented. The adoption did not change the Company’s identification of its operating and reportable segment and did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Operating and Reportable Segment

The Company has determined that it operates in one operating and reportable segment: the development, production, marketing, and distribution of beverage products.

The Company’s operations are managed and evaluated on a consolidated basis. All significant operating decisions and resource allocations are made at the consolidated level. The Company does not have separate lines of business or discrete financial information that is regularly reviewed by the CODM for purposes of allocating resources.

Chief Operating Decision Maker

The Company’s Chief Executive Officer serves as the CODM. The CODM evaluates performance and allocates resources based on consolidated financial information.

The CODM is regularly provided with consolidated revenue, gross profit, operating expenses, and consolidated net income (loss). The CODM does not review discrete asset information, capital expenditure information, or separate measures of segment profitability below consolidated net income (loss) for purposes of performance assessment or resource allocation.

Measure of Segment Profit or Loss

The measure of segment profit or loss used by the CODM is consolidated net income (loss), consistent with the amount reported in the Company’s Statements of Operations. This measure is used to assess performance and determine resource allocation.

The Company does not present additional segment-level measures of profit or loss because no other measures are regularly reviewed by the CODM for decision-making purposes.

Significant Segment Expenses

In accordance with ASU 2023-07, the following expense categories are significant expenses that are regularly provided to the CODM and are included within operating expenses in the Statements of Operations:

E-commerce fulfillment fees

Freight and delivery expenses

Compensation expenses

These amounts are further described in Note 8, Selling, General, and Administrative Expenses.

Other Segment Items

Other segment items consist of the remaining operating expenses not separately disclosed above, together with interest expense and income tax expense (benefit), which are not individually reviewed by the CODM as separate components for purposes of evaluating segment performance.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Contingent Obligation Under Employment Agreement

Pursuant to the Employment Agreement dated July 1, 2025, between the Company and Mr. Simpson, in the event Mr. Simpson’s employment is terminated by the Company without cause, he would be entitled to receive $649,980 in cash and 1,800,000 shares of the Company’s Common Stock.

As of January 1, 2026, the full amounts would be payable upon a qualifying termination. Beginning January 1, 2026, the cash amount and the number of shares issuable would decrease ratably by one-sixtieth (1/60) of the stated amounts for each full month elapsed thereafter.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company has authorized 10,000,000 shares of Common Stock having a par value of $0.001.

On October 20, 2025, the State of Delaware approved a 1-for-2 reverse stock split and a decrease in authorized shares from 20,000,000 to 10,000,000 shares.

The decrease in authorized shares and reverse stock split was approved by FINRA on October 27, 2025. All share and per share data has been retroactively adjusted to reflect the Reverse Stock Split.

Restricted Stock Issuances

The table below summarizes the restricted non-trading Common Stock awards during the years 2025 and 2024:

Restricted Non-trading Common Stock Awards
Officers and Directors
January 1 to December 31

2025				2024
	Price	Shares	Amount		Price	Shares	Amount
Q1				Q1
Glenn Simpson	$-	-	$-	Glenn Simpson	$1.40	100,500	$140,700
Diane Cudia	$-	-	$-	Diane Cudia	$1.40	18,750	26,250
Total		-	$-	Total		119,250	$166,950
Q2				Q2
Glenn Simpson	$-	-	$-	Glenn Simpson	$1.40	100,500	$140,700
Diane Cudia	$-	-	$-	Diane Cudia	$1.40	18,750	$26,250
Total		-	$-	Total		119,250	$166,950
Q3				Q3
Glenn Simpson	$-	-	$-	Glenn Simpson	$1.40	100,500	$140,700
	$-	-	$-	Glenn Simpson	$1.20	100,000	$120,000
Diane Cudia	$-	-	$-	Diane Cudia	$1.40	18,750	$26,250
	$-	-	$-	Diane Cudia	$1.20	50,000	$60,000
Total		-	$-	Total		269,250	$346,950
Q4				Q4
Glenn Simpson	$0.81	402,000	$325,620	Glenn Simpson	$1.40	100,500	140,700
Diane Cudia	$0.91	92,459	$84,000	Diane Cudia	$1.40	18,750	26,250
Total		494,549	409,620	Total		119,250	$166,950
Grand Total		494,549	$409,620	Total		627,000	$847,800

Stock Transactions

Performance stock awards based on revenue targets of 30,000 shares, and 150,000 shares valued at $24,300, and $180,000 were recognized during the year ended December 31, 2025, and December 31, 2024, respectively.

During the year ended December 31, 2025, the Company issued 841 shares of its restricted, non-trading Common Stock for marketing services and 494,549 shares of its restricted, non-trading Common Stock as a result of contractual stock awards. During the year ended December 31, 2024, the Company issued 627,000 shares of its restricted, non-trading Common Stock as a result of contractual stock awards.

During the year ended December 31, 2025, the Company repurchased 225,000 shares of its Common Stock from shareholders compared to zero shares in 2024.

Stock-Based Compensation

The Company recognizes stock-based compensation expense for shares issued in exchange for services in accordance with ASC 718, Compensation—Stock Compensation, measured at the OTC closing market price on the grant date without discount. Service-based awards are expensed as earned. Performance-based awards are expensed when achievement of the performance condition is determined to be probable. No forfeitures were recorded during the periods presented.

No stock awards were granted in the first, second, or third quarters of 2025.

Share Repurchases

The Company accounts for repurchased shares of Common Stock at cost using the cost method, with the repurchased shares recorded as treasury stock and presented as a reduction of stockholders' equity on the balance sheet.

NOTE 6 – CONCENTRATIONS

Major Customers*

During the year ended December 31, 2025, the Company had six customers that accounted for 94% of revenue. Accounts receivable at December 31, 2025 from these six customers amounted to $329,194. For the year ended December 31, 2024, there were six customers accounting for 91% of total revenue. Accounts receivable at December 31, 2024 amounted to $192,185.

Major Suppliers*

During the year ended December 31, 2025, the Company purchased its inventory from two suppliers. The Company has established relationships with other suppliers which management believes could meet its needs on similar terms. Accounts payable at December 31, 2025 to both suppliers were $122,725. For the year ended December 31, 2024, Accounts payable to both suppliers were $28,143.

*Disclosure of the specific revenues generated by each customer and purchases from each supplier would have the effect of revealing sensitive financial and commercial risk information and would unfairly expose confidential aspects of the Company’s business strategies. The Company believes that its current disclosure satisfies the requirements of ASC 275-10-50-16 through 20 and provides ample information regarding the nature of these concentrations.

NOTE 7 – RELATED PARTY TRANSACTIONS

On October 1, 2025, EQUATOR Beverage Company (the “Company”) entered into a loan agreement with Glenn Simpson (the “Lender”), who is considered a related party. Pursuant to the agreement, the Lender provided the Company with a loan in the principal amount of $340,000.

The loan bears interest at a rate of 9.25% per annum, calculated on the outstanding principal balance. The Company is required to make monthly payments consisting of (i) principal in the amount of $10,000 and (ii) accrued interest on the remaining unpaid balance. Payments commenced on October 1, 2025, and continue on a monthly basis until the loan is fully repaid.

The Company may prepay all or a portion of the outstanding balance at any time without penalty. Prepayments are applied first to accrued interest and then to principal.

In the event of default, defined as a failure to make a required payment within 15 days of its due date, the Lender has the right to declare the entire outstanding balance, together with accrued interest, immediately due and payable.

The Company believes that the terms of this loan, including the interest rate and repayment structure, are comparable to those that could have been obtained from unaffiliated third parties.

As of December 31, 2025, the loan payable to Mr. Simpson was $340,000

As of December 31, 2024, the loan payable to Mr. Simpson was $115,000.

NOTE 8 – SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (SG&A)

Selling, General, and Administrative ("SG&A") expenses consist of all costs related to the general operation of the Company, excluding direct production costs. SG&A expenses include costs such as sales and marketing expenses, including e-commerce fulfillment fees, salaries, office expenses, shipping and handling costs, and other overhead costs necessary to support the Company's core business activities.

The table below presents the material components of SG&A expenses as a percentage of total expenses for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
E-commerce Fulfillment Fees	32%	21%
Freight and Delivery Expenses	8%	6%
Compensation Expenses	19%	16%

NOTE 9 – INCOME TAXES

The Company provides for income taxes using the asset-and-liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company did not have a deferred tax liability at December 31, 2025 and 2024.

As of December 31, 2025, and December 31, 2024, the Company had no accrued interest or penalties. The Company has not been subject to any federal or state tax examinations, and is not currently under examination.

The table below shows the details of the Net Operating Loss Carryforward and Deferred Tax Assets for 2025 and 2024:

	2025	2024
Net Operating Loss Carryforward, January 1	$3,549,884	$3,616,513
Taxable Income, January 1 to December 31	(487,468)	(66,629)
Net Operating Loss Carryforward, December 31	$3,062,416	$3,549,884
Federal Deferred Tax Asset, January 1	745,476	759,468
Federal Tax Expense as of December 31 (21% Tax Rate)	(102,368)	(13,992)
Federal Deferred Tax Asset, December 31	$643,108	$745,476
State of New Jersey Deferred Tax Asset, January 1	318,905	324,902
State of New Jersey Tax Expense as of December 31 (9% Tax Rate)	(43,872)	(5,997)
State of New Jersey Deferred Tax Asset, December 31	$275,033	$318,905
Total Deferred Tax Asset, December 31	$918,141	$1,064,381
Total Tax Expense	$146,240	$19,989

The table below shows the reconciliation of Net Income/(Loss) per Books to Taxable Income:

	2025	2024
Net Income/(Loss) before Taxes	$53,548	$(799,944)
Stock Awards	433,920	866,573
Taxable Net Income	$487,468	$66,629

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 23, 2026, the date these financial statements were available to be issued.

On January 6, 2026, the Company issued 60,000 shares of restricted Common Stock pursuant to contractual stock awards.

On January 27, 2026, the Company issued 30,000 shares of restricted Common Stock pursuant to contractual stock awards related to the achievement of the 2025 revenue target.

The Company repaid $110,000 of a loan made by Mr. Simpson. The remaining balance of the loan was $230,000 as of March 23, 2026.

