Form 10-Q
period 2026-03-31
EQUATOR Beverage Co
filed 2026-05-13
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:
March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:
000-55269

EQUATOR BEVERAGE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	26-0884348
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

185 Hudson Street, Suite 2500 Jersey City, NJ	07302
(Address of principal executive offices)	(Postal Code)

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
1
3
,
2026, there were 9,449,655 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

2

PART I
–
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

3

EQUATOR BEVERAGE COMPANY
Condensed Balance Sheets (Unaudited)
As of March 31, 2026 and December 31, 2025

	March 31, 2026	December 31, 2025
Assets
Current Assets
Cash	$126,670	$219,457
Accounts and other receivables	418,856	349,822
Inventory	504,695	508,301
Supplier deposits	95,935	52,329
Prepaid expenses	57,133	61,137
Total Current Assets	$1,203,289	$1,191,046
Total Assets	$1,203,289	$1,191,046
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$189,936	$295,073
Related party loans	230,000	340,000
Total Current Liabilities	419,936	635,073
Commitments and Contingencies – Refer to Note 4
Stockholders’ Equity
Common stock, 10,000,000 shares authorized at $0.001 par value 9,449,655 and 9,380,260 shares issued and outstanding, at March 31, 2026 and December 31, 2025, respectively	9,450	9,381
Additional paid-in capital	25,158,958	25,107,762
Accumulated deficit	(24,385,055)	(24,561,170)
Total Stockholders’ Equity	783,353	555,973
Total Liabilities and Stockholders’ Equity	$1,203,289	$1,191,046

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY
Condensed Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2026 and 2025

	2026	2025
Revenue	$961,484	$817,748
Cost of Revenue	467,850	497,005
Gross Profit	493,634	320,743

Operating Expenses
Selling, general , and administrative	419,331	231,178
Total Operating Expenses	419,331	231,178
Income from Operations	74,303	89,565
Interest Expense	(6,361)	(3,991)
Other Income	112,292	-
Income Before Provision for Income Taxes	$180,234	$85,574
Provision for Income Taxes (net) – Refer to Note 8	(4,119)	(1,540)
Net Income	$176,115	$84,034
Net Income Per Common Share, Basic and Diluted	$0.02	$0.01
Weighted Average Number of Common Shares Outstanding, Basic and Diluted	9,439,914	9,109,752

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY
Condensed Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2026 and 2025

	2026	2025
Cash Flows from Operating Activities:
Net income	$176,115	$84,034
Adjustments to Reconcile Net Income to Net Cash Provided by / (Used in) Operating Activities:
Restricted, non-trading common stock issued to directors and employees	72,900	840

Changes in Assets and Liabilities:
A ccounts receivable	(69,034)	(68,849)
I nventory	3,606	(266,536)
S upplier deposits	(43,606)	2,412
P repaid expenses	4,004	2,188
A ccounts payable and accrued expenses	(105,137)	175,044
Net Cash Provided by / (Used in) Operating Activities	38,848	(70,867)
Net Cash Provided by / (Used in) Financing Activities:
Shares repurchased for cancellation	(21,635)	-
Proceeds from related party loan	-	193,000
Repayments of related party loan	(110,000)	(20,000)
Net Cash Provided by / (Used in) Financing Activities	(131,635)	173,000

Net Increase / (Decrease) in Cash and Cash Equivalents	(92,787)	102,133
Cash and Cash Equivalents at Beginning of Period	219,457	22,799
Cash and Cash Equivalents at End of Period	$126,670	$124,932
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$6,361	$3,991
Summary of non-cash investing and financing activity:

During the quarter ended March 31, 2026, the Company issued 90,000 shares of restricted
,
non-trading
 common stock to Glenn Simpson pursuant to the terms of his employment agreement. The shares had an aggregate fair value of $72,900, based on the quoted OTC market price of the Company’s common stock on the grant date. The Company’s common stock price was $0.81 per share on November 17, 2025, the date the employment agreement was executed.

During the quarter ended March 31, 2025, the Company issued 841 shares of restricted common stock to third-party service providers pursuant to marketing service agreements. The shares had an aggregate fair value of $840. In accordance with the terms of the agreements, the number of shares issued was determined based on the volume weighted average price (“VWAP”) of the Company’s common stock for the applicable month, as published by the OTC.

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY
Condensed Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2026 and
2025

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2025	9,380,260	$9,381	$25,107,762	$(24,561,170)	$555,973
Restricted, Non-Trading Common Stock issued to Directors and employees	9 0,000	90	72,810		72,900
Stock repurchased and returned to Treasury	(20,605)	(21)	(21,614)		(21,635)
Net Income				176,115	176,115
Balance, March 31, 2026	9,449,655	$9,450	$25,158,958	$(24,385,055)	$783,353

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	9,109,317	$9,110	$24,937,573	$(24,610,382)	$336,301
Restricted, Non-Trading Common Stock issued to Directors, Employees and Unrelated Parties	841	1	839	-	840
Net Income	-	-	-	84,034	84,034
Balance, March 31, 2025	9,110,158	$9,111	$24,938,412	$(24,526,348)	$421,175

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY
Notes to Condensed Financial Statements (Unaudited)
March 31, 2026

NOTE 1 – BUSINESS

EQUATOR Beverage Company is a Delaware corporation engaged in the development, production, and distribution of beverage products.

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

Cash and Cash Equivalents

Cash equivalents include investment instruments and time deposits purchased with a maturity of three months or less. The Company did not hold cash equivalents as of March 31, 2026 or December 31, 2025.

Accounts and Other Receivables

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of March 31, 2026 and December 31, 2025 was zero.

Other receivables consist of claims for recovery of tariffs previously paid on imported products. During the quarter ended March 31, 2026, the Company recorded a receivable of $112,292 related to expected refunds of certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), following a February 20, 2026 United States Supreme Court ruling concerning such tariffs. The Company filed related claims with U.S. Customs and Border Protection (“CBP”). Management believes the receivable is recoverable; however, recovery remains subject to CBP review and approval.

Inventory

Inventory consists solely of finished goods and is stated at the lower of cost or net realizable value. Cost is determined using an average cost method which approximates first-in, first-out (“FIFO”). The Company evaluates inventory for excess or obsolescence and records valuation allowances when necessary. No such allowances were recorded during the quarter ended March 31, 2026 or December 31, 2025, as inventory turnover has been sufficient to support recoverability.

Inventory in transit is included in inventory as of the last day of the reporting period when title transfers to the Company at the shipping point, in accordance with the Company’s contractual shipping terms.
Revenue Recognition

Revenue Recognition — the Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. Revenue from product sales is recognized when control of the promised goods is transferred to the customer, which generally occurs upon shipment or delivery in accordance with the applicable shipping terms.

Each sale is based on a customer purchase order. Collectively, the purchase order and the Company’s standard terms and conditions constitute the contract with the customer. The Company’s contracts generally include a single performance obligation, which is the delivery of products.

The transaction price is the amount stated in the purchase order and reflects the consideration the Company expects to receive. The Company does not have material variable consideration, significant financing components, or multiple performance obligations. Payments are typically due within 30 days of delivery.

For sales shipped FOB shipping point, control transfers upon shipment. For sales shipped FOB destination, control transfers upon delivery at the customer’s location.

The Company has not historically experienced material returns and, accordingly, has not recorded a reserve for returns.

Shipping and Handling Costs

Shipping and Handling Costs incurred to move finished goods from our sales distribution centers to customer locations are included in the line selling, general, and administrative expenses in our Statements of Operations.

Net Income Per Common Share

The Company computes per share amounts in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260,
“
Earnings per Share.” ASC Topic 260 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. Diluted earnings per share equals basic earnings per share because the Company has no potentially dilutive securities.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718,
Compensation—Stock Compensation
. Compensation cost is measured at the grant-date fair value, based on the closing price of the Company’s common stock on the grant date, and is recognized over the requisite service period.

Stock-based compensation expense is included in selling, general, and administrative expenses in the consolidated statements of operations.

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

As of March 31, 2026, the Company had deferred tax assets of $849,491. As of March 31, 2025, the Company had deferred tax assets of $1,038,484. The Company did not have any deferred tax liabilities as of March 31, 2026, or
December 31, 2025.

The Company recognizes interest and penalties related to income taxes, if any, as a component of income tax expense. As of March 31, 2026 and March 31, 2025 the Company had no accrued interest or penalties related to income taxes and is not currently under examination by any federal or state taxing authorities.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, which include cash, accounts receivable, accounts payable
,
and accrued expenses
,
approximate their fair values due to their short-term nature.

Recently Issued Accounting Pronouncements

The Company evaluates new accounting pronouncements to determine their impact on the financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which expands required segment disclosures.  The Company adopted the guidance effective January 1, 2024. The adoption did not have a material impact on the Company’s financial statements other than expanded disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), which enhances income tax disclosure requirements.
The Company adopted the guidance effective January 1, 2024. The adoption did not have a material impact on the Company’s financial statements other than expanded disclosures.

The adoption of other recently issued accounting pronouncements is not expected to have a material impact on the Company’s financial statements.
NOTE 3 – SEGMENT REPORTING

Adoption of ASU 2023-07

Effective January 1, 202
4
, the Company adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments require enhanced disclosures regarding significant segment expenses, the title and role of the Chief Operating Decision Maker (“CODM”), and other segment items. The amendments were applied retrospectively to all periods presented. The adoption did not change the Company’s identification of its operating and reportable segment and did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Operating and Reportable Segment

The Company operates as a single reportable segment.

Chief Operating Decision Maker

The Chief Executive Officer, who serves as CODM, evaluates performance and allocates resources based on consolidated financial information.

Measure of Segment Profit

The measure of segment profit used by the CODM is consolidated net income, consistent with the amount reported in the Company’s Statements of Operations. This measure is used to assess performance and determine resource allocation.

The Company does not present additional segment-level measures of profit because no other measures are regularly reviewed by the CODM for decision-making purposes.

Significant Segment Expenses

In accordance with ASU 2023-07, the following expense categories are significant expenses that are regularly provided to the CODM and are included within operating expenses in the Statements of Operations:

E-commerce fulfil
l
ment fees
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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Contingent Obligation Under Employment Agreement

Pursuant to the Employment Agreement dated July 1, 2025, between the Company and Mr. Simpson, in the event Mr. Simpson’s employment is terminated by the Company without cause, he would be entitled to receive $712,500 in cash and 1,140,000 shares of the Company’s common stock.

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

Restricted Stock Issuances

The table below summarizes the restricted non-trading common stock awards during the quarters ended March 31, 2026 and 2025:

Restricted Non-trading Common Stock Awards
Officers and Directors
January 1 to March 31

2026				2025
	Price	Shares	Amount		Price	Shares	Amount
Q1				Q1
Glenn Simpson	$0.81	90,000	$72,900	Glenn Simpson	$-	-	$-
Total		90,000	$72,900	Total		-	$-

The fair value of restricted
, non-trading
stock awards issued during the quarter ended March 31, 2026 was determined based on the closing market price of the Company’s common stock on the grant date. The restricted
, non-trad
ing
 stock awards vested immediately upon grant, and accordingly, the full fair value of $72,900 was recognized as stock-based compensation expense during the period in accordance with ASC 718. Such expense is included in selling, general
,
and administrative expenses in the accompanying statements of operations. See Note 2 for further information regarding the Company’s stock-based compensation policy.

Stock Transactions

During the quarter ended March 31, 2026, the Company issued 90,000 shares of restricted
,
non-trading
 common stock to Glenn Simpson pursuant to the terms of his employment agreement. The shares had an aggregate fair value of $72,900, based on the quoted OTC market price of the Company’s common stock on the grant date. The Company’s common stock price was $0.81 per share on November 17, 2025, the date the employment agreement was executed.

During the quarter ended March 31, 2025, the Company issued 841 shares of restricted common stock to third-party service providers pursuant to marketing service agreements. The shares had an aggregate fair value of $840. In accordance with the terms of the agreements, the number of shares issued was determined based on the volume weighted average price (“VWAP”) of the Company’s common stock for the applicable month, as published by the OTC.

During the quarter ended March 31, 2026, the Company repurchased 20,605 shares of its common stock from shareholders. The Company did not repurchase any shares during the quarter ended March 31, 2025.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company engages in transactions with related parties in the ordinary course of business. Related parties include the Company’s directors, executive officers, and entities in which such individuals have a financial interest.

During the quarter ended March 31, 2026, the Company issued 90,000 shares of restricted
, non-trading
common stock to its Chief Executive Officer pursuant to a stock-based compensation arrangement. The shares vested immediately upon grant and had an aggregate fair value of $72,900, determined based on the quoted OTC market price of the Company’s common stock on the grant date. The stock price was $0.81 on November 17, 2025
,
when the employment agreement was signed. The full amount was recognized as stock-based compensation expense during the period and is included in selling, general
,
and administrative expenses in the accompanying statements of operations.

The Company did not have comparable stock-based compensation transactions with related parties during the quarter ended March 31, 2025.

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

As of March 31, 2026, the loan payable to Mr. Simpson was $230,000
,
which was a decrease of $110,000 from the December 31, 2025 balance of $340,000.

NOTE 7 – SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (SG&A)

Selling, General, and Administrative ("SG&A") expenses consist of all costs related to the general operation of the Company, excluding direct production costs. SG&A expenses include costs such as sales and marketing expenses, including e-commerce fulfi
l
lment fees, salaries, office expenses, shipping and handling costs, and other overhead costs necessary to support the Company's core business activities.

The table below presents the material components of SG&A expenses as a percentage of total
SG&A

expenses for the quarters ended March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
E-commerce Fulfi l lment Fees	33%	38%
Freight and Delivery Expenses	9%	9%
Compensation Expenses	20%	29%

NOTE 8 – INCOME TAXES

The Company’s income tax provision consists of current and deferred components. For the three months ended March 31, 2026, the Company recorded current tax expense of $68,650, offset by a deferred tax benefit of $64,531, resulting in a net income tax expense of $4,119.

The table below shows the details of the Net Operating Loss Carryforward and Deferred Tax Assets as of March 31, 2026 and 2025:

	2026	2025
Net Operating Loss Carryforward, January 1	$3,062,416	$3,549,884
Taxable Income, January 1 to March 31	228,834	85,574
Net Operating Loss Carryforward, March 31	$2,833,582	$3,464,310
Federal Deferred Tax Asset, January 1	643,108	745,476
Federal Tax Expense as of March 31 (21% Tax Rate)	(48,055)	(17,971)
Federal Deferred Tax Asset, March 31	$595,053	$727,505
State of New Jersey Deferred Tax Asset, January 1	275,033	318,681
State of New Jersey Tax Expense as of March 31 (9% Tax Rate)	(20,595)	(7,702)
State of New Jersey Deferred Tax Asset, March 31	$254,438	$310,979
Total Deferred Tax Asset, March 31	$849,491	$1,038,484
Total Tax Expense	$68,650	$25,673

The table below shows the reconciliation of Net Income per Books to Taxable Income:

	2026	2025
Net Income before Taxes	$180,234	$85,574
Stock Awards	48,600	-
Taxable Net Income	$228,834	$85,574

NOTE 9 – OTHER INCOME

Other income for the quarter ended March 31, 2026
totaled
$112,292
and primarily reflects non-recurring tariff-related recoveries recognized during the period, including recoveries associated with favorable legal and regulatory developments. In accordance with U.S. GAAP, this amount is presented within other income
.

NOTE 10 – SUBSEQUENT EVENTS

On April 20, 2026, the Company adopted an Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws. These documents are filed as Exhibits 3.1 and 3.2 to this report.

The Company has evaluated subsequent events through the date the financial statements were issued. Subsequent to quarter end, the U.S. government announced the repeal of the 10% worldwide tariff previously imposed on imported goods. During the period, the Company incurred tariff-related payments associated with this tariff. Management believes these tariffs were improperly assessed and is evaluating potential reimbursement or recovery opportunities. To the extent the Company receives repayment of these amounts, such recovery would result in an increase to net income in the period the reimbursement is recognized.

The Company repaid $10,000 of a loan made by Mr. Simpson. The remaining balance of the loan was $220,000 as of May 1
3
, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis (MD&A) provides a narrative explanation of the Company’s financial statements and is intended to enhance understanding of its operating performance, financial condition, liquidity, and capital resources.

The Company’s operating performance improved significantly during the quarter ended March 31, 2026. Revenue increased 18% year-over-year, gross margin expanded to 52%, and the Company generated positive operating income and net income. These results were driven by improved operating leverage, enhanced distribution execution, and continued demand for the Company’s beverage portfolio.
 Management believes these trends may support the continued scalability of the Company’s business model.

Management is closely monitoring potential risks, including volatility in freight costs, input pricing, and evolving consumer demand patterns, which could impact margins and operating results in future periods.

Forward-Looking Statements

This Management’s Discussion and Analysis contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the Company’s future operating performance, scalability, margin trends, demand for its products, and anticipated business and market conditions. Forward-looking statements are based on management’s current expectations, estimates, projections, and assumptions and are subject to significant risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such statements. These factors include, among others, changes in consumer preferences, competitive conditions, freight and commodity cost volatility, supply chain disruptions, inflationary pressures, regulatory developments, and general economic conditions. The Company undertakes no obligation to update any forward-looking statements, except as required by applicable law.

Company Overview

EQUATOR Beverage Company is a Delaware corporation headquartered in Jersey City,
NJ.
The Company is engaged in the development, production, distribution, and marketing of a portfolio of beverage products.
EQUATOR’s operations focus on identifying and responding to evolving consumer preferences through innovation, brand development, and disciplined execution.
4

Products

The Company’s beverage portfolio includes ready-to-drink beverages and sparkling energy beverages. EQUATOR’s products are Non-GMO Project Verified and USDA Organic certified and are formulated to meet consumer demand for functional, clean-label, and premium beverage options.

A core offering within the Company’s portfolio is MOJO Coconut Water, a naturally functional hydration beverage. Each 11-ounce serving contains five essential electrolytes, supporting hydration and recovery. The product contains naturally occurring vitamins B and C, has no preservatives, and offers a fresh, crisp coconut taste. The Company’s coconut water is plant-based, renewable, and suitable for vegan, kosher, paleo, keto, and low-carbohydrate diets
.

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
Production

The Company utilizes multiple production sources. The quality of fruit is a key contributor to the overall taste and quality of our products. Currently, the Company has multiple production facilities from which it can source products. Each facility is capable of meeting forecasted demand levels.

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

Employees

As of March 31, 2026, the Company had two employees and utilizes third-party service providers for manufacturing, logistics, and professional services. This operating model enables scalability without significant fixed overhead.
5

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

Following launch and uplisting, the Company expanded manufacturing partnerships, strengthened quality controls, and broadened distribution to grocery and e
-
commerce channels. Today, EQUATOR Beverage Company sells over 8 million units per year and continues to grow its national retail footprint, focusing on disciplined growth, supply chain stability, and shareholder value.
Results of Operations

Revenue

Revenue for the quarter ended March 31, 2026 increased 18% to $961,484 from $817,748 in the same period in 2025. This growth was driven primarily by higher sales volume reflecting stronger market demand, with the largest SKU contributing a 42% year-over-year increase in cases sold and accounting for a significant portion of the overall revenue gain.

Cost of Revenue and Gross Margin

Cost of revenue totaled $467,850, representing 49% of revenue, compared to 61% in the prior year. As a result, gross margin improved to 52% from 39%, an expansion of approximately 1,300 basis points. This margin improvement was driven primarily by better freight economics, enhanced supply chain efficiencies, and a more favorable product mix.

Operating Expenses

Operating expenses increased to $419,331 for the quarter ended March 31, 2026, compared to $231,178 in the prior year. Excluding non-cash restricted stock compensation, cash operating expenses rose approximately 50%, primarily driven by higher e-commerce selling fees in line with a 52% increase in e-commerce revenue, increased marketing spend, and higher warehouse costs associated with expanded storage needs.

Net Income

Net income for the quarter ended March 31, 2026 was $176,115, compared to $84,034 for the quarter ended March 31, 2025. The increase of $92,081 was primarily attributable to improved gross margins, and enhanced operating efficiencies.

Liquidity and Capital Resources
As of March 31, 2026, the Company had working capital of $783,353 and cash and cash equivalents of $126,670. Net cash provided by operating activities was $38,848 for the quarter ended March 31, 2026, compared to net cash used in operating activities of $70,867 for the quarter ended March 31, 2025. Management believes that its existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet its working capital requirements and support planned growth initiatives for the foreseeable future.
6

Borrowings

Borrowings under the Company’s credit arrangements during the quarter ended March 31, 2026 ranged from $230,000 to $340,000, with an outstanding balance of $230,000 as of March 31, 2026. Management believes that the Company’s expected growth and cash flow from operations will be sufficient to meet its future capital requirements, as evidenced in part by the reduction in outstanding borrowings from peak levels earlier in the year. The Company intends to continue reducing outstanding borrowings during fiscal 2026.
Share Repurchases

The Company repurchased 20,605 shares during the quarter as part of its capital allocation strategy.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not believe we have material exposure to market risk.
We do not engage in derivative transactions and are not exposed to significant foreign currency exchange risk, as substantially all of our transactions are denominated in U.S. dollars. While we are subject to general economic conditions and potential fluctuations in input costs, including freight and raw materials, we do not currently consider these exposures to be material.
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

Under the supervision and with the participation of the Company’s senior management, consisting of the Company’s principal executive and financial officer and the Company’s principal accounting officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, the Company’s principal executive and financial officer concluded, as of the Evaluation Date, that the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Notwithstanding the material weaknesses in internal control over financial reporting described below, management believes that the Company’s disclosure controls and procedures were effective because additional compensating controls and procedures were performed to ensure that material information required to be disclosed was recorded, processed, summarized, and reported within the required time periods.

Management’s Report on Internal Control over Financial Reporting

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

7

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

Notwithstanding the material weaknesses described above, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods presented.

Management also evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2026. Based on that evaluation, management concluded that disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms.
While material weaknesses in internal control over financial reporting existed as of December 31, 2025, management implemented compensating controls during the quarter ended March 31, 2026, which supported its conclusion that disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
8

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against the Company in any material respect. We could from time to time become a party to various legal or administrative proceedings arising in the course of our business.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, except as set forth below.

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

9

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

Compliance and Anti-Corruption Risks

The Company sources products from Vietnam. These sourcing activities involve relationships with third-party manufacturers, suppliers, and logistics providers and are therefore subject to applicable anti-corruption, anti-bribery, trade, and import laws. Failure to comply with such laws could result in fines, penalties, or reputational harm.
10

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None
11

ITEM 5. OTHER INFORMATION
Corporate Governance Update
On April 20, 2026, the Company adopted Amended and Restated Bylaws and an Amended and Restated Certificate of Incorporation to reflect updates to its governance framework. The updated documents are filed as Exhibits 3.1 and 3.2 to this report.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is quoted on the OTCQB under the symbol MOJO.

For the period January 1, 2025–March 31, 2026, the following table sets forth the high and low closing stock prices by quarter, based upon information obtained from interdealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:
Period	Close	High	Low	VWAP*	Shares Traded
January 1 to March 31, 2026	$0.89	$1.39	$0.53	$1.06	336,160
October 1 to December 31, 2025	$0.79	$1.41	$0.37	$0.70	441,818
July 1 to September 30, 2025	$1.14	$1.42	$0.88	$1.12	557,081
April 1 to June 30, 2025	$1.06	$1.08	$0.72	$0.86	238,496
January 1 to March 31, 2025	$0.84	$1.30	$0.80	$0.94	138,425
*Volume-weighted average price
Shareholders

As of March 31, 2026, there were 950 shareholders and 9,449,655 shares of common stock issued and outstanding.
Dividends

The Company has not declared a cash dividend with respect to its common stock. Future payment of dividends is within the discretion of the board of directors and will depend on earnings, capital requirements, financial condition and other relevant factors.

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

There were no sales of unregistered securities during the quarters ended March 31, 2026 and 2025.

Issuer Purchases of Equity Securities

Since January 1, 2018, the Company has repurchased 1,105,072 shares of its common stock.

During the quarter ended March 31, 2026, the Company repurchased 20,605 shares of EQUATOR common stock compared to zero shares in 2025.

12

ITEM 6. EXHIBITS

Financial Statement Schedules

The financial statements of EQUATOR Beverage Company are listed on the Index to Financial Statements on this quarterly report on Form 10-Q beginning on page F-1.

The following Exhibits are being filed with this Quarterly Report on Form 10-Q:
Exhibit No.	SEC Report Reference Number	Description
3.1	3.1	Amended and Restated Certificate of Incorporation of EQUATOR Beverage Company, as of April 20, 2026 (1)
3.2	3.2	Amended and Restated Bylaws of EQUATOR Beverage Company, as of April 20, 2026 (2)
31.1	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed herewith

(2)	Filed herewith

13

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUATOR BEVERAGE COMPANY

Dated: May 13, 2026	By:	/s/ Glenn Simpson
Glenn Simpson, Chief Executive Officer and Chairman (Principal Executive and Principal Financial Officer)

14