Form 10-Q
period 2026-06-30
EQUATOR Beverage Co
filed 2026-08-11
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:
June 30, 2026

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
Act). Yes
☐
     No
☒

On
August
1
1
,
2026, there were 9,569,655 shares of the registrant’s
common
stock, par value $0.001, issued and outstanding.

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

3

EQUATOR BEVERAGE COMPANY
Condensed Balance Sheets (Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current Assets
Cash	$73,757	$219,457
Accounts and other receivables	393,816	349,822
Inventory	949,548	508,301
Supplier deposits	148,540	52,329
Prepaid expenses	50,273	61,137
Total Current Assets	$1,615,934	$1,191,046
No ncurrent Assets
Def erred ta x assets, n et	$765,997	-
Total No ncurrent Assets	765,997	-
Total Assets	$2,381,931	$1,191,046
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$399,279	$295,073
Related party loans	160,000	340,000
Total Current Liabilities	559,279	635,073
Total Liabilities	$559,279	$635,073
Commitments and Contingencies – Refer to Note 4
Stockholders’ Equity
Common stock, $ 0.001 par value ; 10,000,000 shares authorized ; 9,509,655 and 9,380,260 shares issued and outstanding a s of June 30, 2026 and December 31, 2025, respectively	9,510	9,381
Additional paid-in capital	25,198,498	25,107,762
Accumulated deficit	(23,385,356)	(24,561,170)
Total Stockholders’ Equity	1,822,652	555,973
Total Liabilities and Stockholders’ Equity	$2,381,931	$1,191,046

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY
Condensed Statements of Operations (Unaudited)
For the Three Months Ended June 30

	2026	2025
Revenue	$1,259,453	$1,102,577
Cost of Sales	546,776	629,690
Gross Profit	712,677	472,887

Operating Expenses
Selling, general, and administrative	473,970	309,045
Total Operating Expenses	473,970	309,045
Income from Operations	238,707	163,842
Interest Expense	(4,966)	(7,981)
Other Income	4,972	-
Income Before Provision for Income Taxes	$238,713	$155,861
Income Tax Benefit (Expense) – Refer to Note 8	760,986	(2,805)
Net Income	$999,699	$153,056
Net Income Per Common S hare , Basic and Diluted	$0.11	$0.02
Weighted - Average Common S hares Outstanding, Basic and Diluted	9,464,160	9,095,063

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY
Condensed Statements of Operations (Unaudited)
For the Six Months Ended June 30

	2026	2025
Revenue	$2,220,937	$1,920,325
Cost of Sales	1,014,626	1,126,694
Gross Profit	1,206,311	793,631

Operating Expenses
Selling, general, and administrative	893,302	540,223
Total Operating Expenses	893,302	540,223
Income from Operations	313,009	253,408
Interest Expense	(11,327)	(11,973)
Other Income	117,264	-
Income Before Provision for Income Taxes	$418,946	$241,435
Income Tax Benefit (Expense) – Refer to Note 8	756,868	(4,345)
Net Income	$1,175,814	$237,090
Net Income Per Common S hare , Basic and Diluted	$0.12	$0.03
Weighted - Average Common S hares Outstanding, Basic and Diluted	9,452,487	9,102,151

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY
Condensed Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30

	2026	2025
Cash Flows from Operating Activities:
Net income	$1,175,814	$237,090
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Restricted, non-trading common stock issued to directors and employees	88,200	840
Deferred inc ome tax bene fit	(765,997)	-
Changes in Assets and Liabilities:
Accounts and other receivable s	(43,994)	(157,276)
Inventory	(441,247)	(650,086)
Supplier deposits	(96,211)	38,948
Prepaid expenses	10,864	(18,403)
Accounts payable and accrued expenses	128,506	285,796
Net Cash Provided by (Used in) Operating Activities	55,935	(263,091)
Net Cash Provided by (Used in) Financing Activities:
Shares repurchased for cancellation	(21,635)	(60,000)
Proceeds from related party loan	68,000	384,000
Repayments of related party loan	(248,000)	(40,000)
Net Cash Provided by (Used in) Financing Activities	(201,635)	284,000

Net Increase (Decrease) in Cash and Cash Equivalents	(145,700)	20,909
Cash and Cash Equivalents at Beginning of Period	219,457	22,799
Cash and Cash Equivalents at End of Period	$73,757	$43,708
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$11,327	$11,973
Summary of non-cash investing and financing activity:
Restricted, non-trading common stock issued to directors and employees See Note 5 – Stock Transaction s	$112,500	$840

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY
Condensed Statements of Changes in Stockholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2026 and 2025

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2025	9,380,260	$9,381	$25,107,762	$(24,561,170)	$555,973
Restricted, non-trading common stock issued to directors and employees	90,000	90	72,810		72,900
Stock repurchased and retired	(20,605)	(21)	(21,614)		(21,635)
Net Income				176,115	176,115
Balance, March 31, 2026	9,449,655	$9,450	$25,158,958	$(24,385,055)	$783,353
Restricted, non-trading common stock issued to directors and employees	60,000	60	39,540		39,600
Stock repurchased and retired	-	-	-		-
Net Income				999,699	999,699
Balance, June 30, 2026	9,509,655	$9,510	$25,198,498	$(23,385,356)	$1,822,652

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	9,109,317	$9,110	$24,937,573	$(24,610,382)	$336,301
Restricted, non-trading common stock issued to directors, employees and unrelated parties	841	1	839	-	840
Net Income	-	-	-	84,034	84,034
Balance, March 31, 2025	9,110,158	$9,111	$24,938,412	$(24,526,348)	$421,175
Restricted, non-trading common stock issued to directors and employees	-	-	-	-	-
Stock repurchased and retired	(75,000)	(75)	(59,925)	-	(60,000)
Net Income				153,056	153,056
Balance, June 30, 2025	9,035,158	$9,036	$24,878,487	$(24,373,292)	$514,231

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY
Notes to Condensed Financial Statements (Unaudited)
June 30, 2026

NOTE 1 – BUSINESS

EQUATOR Beverage Company is a Delaware corporation engaged in the development
, production, and distribution of beverage products.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete annual financial statements.

In the opinion of management, the accompanying unaudited condensed financial statements include all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods presented.

The results of operations for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year.

The accounting policies followed by the Company in preparing these unaudited condensed financial statements are consistent with those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, except as otherwise disclosed herein. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2026.

Use of Estimates

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“
U.
S.

GAAP”). Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers investments with original maturities of three months or less to be cash equivalents. The Company held no cash equivalents at June 30, 2026 or December 31, 2025.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of June 30, 2026 and December 31, 2025 was zero.

Other Receivables

During the six months ended June 30, 2026, the Company recognized customs-related recoveries arising from two separate matters.

During the three months ended March 31, 2026, the Company received and recognized approximately $117,264 in other income related to the recovery of tariffs following the U.S. Supreme Court ruling nullifying the applicable tariffs.

During the three months ended June 30, 2026, the Company identified $33,538 of customs duties paid to U.S. Customs and Border Protection as a result of incorrect tariff codes used in connection with the importation of coconut water for which an applicable tariff exemption had not been claimed. Based on management's assessment of the supporting documentation and determination that recovery is probable, the Company recorded the $33,538 as a current receivable with a corresponding reduction of cost of sales.

As of June 30, 2026, the outstanding receivable related to this matter was $33,538.

Inventory

Inventory consists solely of finished goods and is stated at the lower of cost or net realizable value. Cost is determined using an average cost method, which approximates the first-in, first-out (“FIFO”). The Company evaluates inventory for excess or obsolescence and records valuation allowances when necessary. No such allowances were recorded as of June 30, 2026 or December 31, 2025, as inventory turnover has been sufficient to support recoverability. No inventory write-downs were required.

Finished goods inventory is maintained at a third-party warehouse. Management reconciles inventory records maintained by the warehouse provider to the Company
’
s accounting records on a monthly basis to verify the completeness and accuracy of inventory balances.

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

Shipping and Handling Costs

Shipping and handling costs incurred to move finished goods from the Company’s sales distribution centers to customer locations are included in selling, general, and administrative expenses in the Statements of Operations.

Net Income Per Common
S
hare

The Company computes per share amounts in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260,
“
Earnings per Share.” ASC Topic 260 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income available to common stockholders by the weighted-average number of

share
s
of common
stock
outstanding
during
the period. Diluted EPS is based on the weighted
-
average number of shares of common stock and common stock equivalents outstanding during the periods. Diluted earnings per share equals basic earnings per share because the Company has no potentially dilutive securities.

Stock-Based Compensation

The Company accounts for non-cash, restricted stock compensation in accordance with ASC Topic 718, Compensation—Stock Compensation. Compensation cost is measured at the grant-date fair value, based on the closing price of the Company’s common stock on the grant date, and is recognized over the requisite service period.

Non-cash, restricted stock compensation expense is included in selling, general, and administrative expenses in the condensed
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

As of June 30, 2026, the Company
recognized a net
deferred tax asset of $
765,997
. As of
D
ecember
3
1
, 2025, the Company had deferred tax assets of $918,141
, which were fully offset by a valuation allowance, resulting in no net deferred tax asset recognized in the balance sheet
.
The Company did not have any deferred tax liabilities as of June 30, 2026, or
December
 3
1
, 2025.

The Company recognizes interest and penalties related to income taxes, if any, as a component of income tax expense. As of June 30, 2026, and December 31, 2025, the Company had no accrued interest or penalties related to income taxes and is not currently under examination by any federal or state taxing authorities.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, which include cash, accounts receivable, accounts payable, and accrued expenses, approximate their fair values due to their short-term nature.

Recently Issued Accounting Pronouncements

The Company evaluates new accounting pronouncements to determine their impact on the financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which expands required segment disclosures.  The Company adopted the guidance effective January 1, 2025. The adoption did not have a material impact on the Company’s financial statements other than expanded disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), which enhances income tax disclosure requirements. The Company adopted the guidance effective January 1, 2025. The adoption did not have a material impact on the Company’s financial statements other than expanded disclosures.

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
7
, Selling, General, and Administrative Expenses.

Other Segment Items

Other segment items consist of the remaining operating expenses not separately disclosed above, together with interest expense and income tax expense (benefit), which are not individually reviewed by the CODM as separate components for purposes of evaluating segment performance.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Contingent Obligation Under Employment Agreement

Pursuant to the Employment Agreement between the Company and its Chief Executive Officer, if certain termination events specified in the agreement were to occur, the Company could be required to provide cash payments of $712,500 and issue 1,140,000 shares of its common stock.

Because the obligation is contingent upon future events that had not occurred as of June 30, 2026, no liability has been recognized in accordance with ASC 450, Contingencies.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company has authorized 10,000,000 shares of common stock having a par value of $0.001.

Restricted Stock Issuances

The table below summarizes the restricted
,
non-trading common stock awards during the six months ended June 30, 2026 and 2025:

Restricted
,
Non-Trading Common Stock Awards
Officers and Directors
Six Months Ended June 30

2026				2025
	Price	Shares	Amount		Price	Shares	Amount
Q1				Q1
Glenn Simpson	$0.81	90,000	$72,900	Glenn Simpson	$-	-	$-
Total		90,000	$72,900	Total	-	-	$-
Q2				Q2
Glenn Simpson	$0.66	60,000	$39,600	Glenn Simpson	$-	-	$-
Total		150,000	$112,500	Total	-	-	$-

The fair value of restricted, non-trading stock awards issued during the six months ended June 30, 2026 was determined based on the closing market price of the Company’s common stock on the grant date. The restricted, non-trading stock awards vested immediately upon grant, and accordingly, the full fair value was recognized as non-cash, restricted stock compensation expense during the period in accordance with ASC 718. Such expense is included in selling, general, and administrative expenses in the accompanying statements of operations. See Note 2 for further information regarding the Company’s non-cash, restricted stock compensation policy.

Stock Transactions

During the six

months
ended June 30, 2026, the Company issued 150,000 shares of restricted, non-trading common stock to Glenn Simpson pursuant to the terms of his employment agreement. The shares had an aggregate fair value of $112,500, based on the quoted OTC market price of the Company’s common stock on the grant dates. Of this amount, $24,300 represented a performance bonus that was accrued during 2025 and settled through the issuance of restricted
,
non-trading common
stock
in 2026. The remaining $88,200 represented compensation expense during the six months
ended June 30, 2026. The Company’s common stock
closed at
$0.81 per share on November 17, 2025
,
and $0.66 per share on April 8,
2026, which were the respective grant dates used to determine the fair value of the awards.

During the six months ended June 30, 2025, the Company did not issue any shares of restricted, non-trading common stock to officers and directors of the Company.

The Company repurchased
 and retired
20,605 shares of its common stock from a s
tock
holder during the six months ended June 30, 2026. The Company repurchased and retired
75,000 shares of its common stock from s
tock
holders during the six months ended June 30, 2025.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company engages in transactions with related parties in the ordinary course of business. Related parties include the Company’s directors, executive officers, and entities in which such individuals have a financial interest.

During the six months ended June 30, 2026, the Company issued 150,000 shares of restricted, non-trading common stock to its Chief Executive Officer pursuant to a non-cash, restricted stock

compensation arrangement. The shares vested immediately upon grant and had an aggregate fair value of $112,500 determined based on the quoted OTC market price of the Company’s common stock on the grant date. Of this amount, $24,300 represented a performance bonus that was accrued during 2025 and settled through the issuance of restricted
,
non-trading common
stock
in 2026. The remaining $88,200 represented compensation expense during the six month
s
 ended June 30, 2026. The Company’s common stock
closed at
$0.81 per share on November 17, 2025
,
and $0.66 per share on April 8, 2026,
which were the respective grant dates used to determine the fair value of the awards.

The Company did not have comparable non-cash, restricted stock compensation transactions with related parties during the six months ended
June 30, 2025.

On October 1, 2025, EQUATOR Beverage Company (the “Company”) entered into a loan agreement with Glenn Simpson (the “Lender”), who is considered a related party. Pursuant to the agreement, the Lender provided the Company with a loan in the principal amount of $340,000.

The loan bears interest at a rate of 9.25% per annum, calculated on the outstanding principal balance. The Company is required to make monthly payments consisting of (i) principal in the amount of $10,000
,
representing the minimum required payment under the agreement;
and (ii) accrued interest on the remaining unpaid balance. Payments commenced on October 1, 2025, and continue on a monthly basis until the loan is fully repaid.
  The loan does not have a stated maturity date.

Based on the required monthly principal payments, the outstanding balance would be repaid over the remaining amortization period unless prepaid.

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

The Company classified the outstanding loan balance as a current liability as of June 30, 2026. Although the loan does not have a stated maturity date, the agreement requires minimum monthly principal payments of
$10,000
and permits additional principal payments without penalty. Based on the required payments and the Company’s historical payment pattern, management expects the outstanding balance to be repaid within 12 months.

As of June 30, 2026, the loan payable to Mr. Simpson was $160,000, which was a decrease of $180,000 from the December 31, 2025 balance of $340,000.

NOTE 7 – SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (SG&A)

The material components of selling, general, and administrative expenses for the three months ended June 30, 2026 and 2025 were as follows:

	June 30,	June 30,	June 30,	June 30,
	2026 SG&A	2026 % of SG&A	2025 SG&A	2025 % of SG&A
E-commerce Fulfillment Fees	$179,834	38%	$131,125	42%
Compensation Expenses	$85,550	18%	$67,410	22%
Freight and Delivery Expenses	$52,975	11%	$37,812	12%

NOTE 8 – INCOME TAXES

The Company accounts for income taxes in accordance with Accounting Standards Codification ("ASC") 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for net operating loss carryforwards. Deferred tax assets are measured using enacted tax rates expected to apply in the periods in which the assets are expected to be realized.

Management evaluates the realizability of deferred tax assets at each reporting date based on all available positive and negative evidence. In accordance with ASC 740, greater weight is given to objectively verifiable evidence than to subjective evidence or projections.

As of June 30, 2026, management concluded that sufficient objectively verifiable positive evidence exists to support the realization of the Company’s deferred tax assets and that a valuation allowance is no longer required.

Management's conclusion is based upon the following factors:

The Company has generated forty-two consecutive months of taxable income, which management considered objective positive evidence in evaluating the realizability of its deferred tax assets.

During the six months ended June 30, 2026, the Company generated taxable income and utilized a portion of its federal and state net operating loss carryforwards. Management believes the utilization of these tax attributes provides objective evidence that the deferred tax assets are being realized through current taxable earnings rather than relying solely on future projections.

The Company generated positive cash flows from operating activities during the six months ended June 30, 2026, which management considered positive evidence.

As of June 30, 2026, the Company had positive working capital and stockholders’ equity, which management considered additional positive evidence.

Management also considered the Company’s recent improvements in revenue, gross profit, gross margin, and operating income.

Management also considered the nature of certain non-cash expenses recognized during the evaluation period. During the six months ended June 30, 2026, the Company recognized non-cash, restricted stock
compensation expense in accordance with ASC 718. These non-cash charges did not require the expenditure of cash, did not reduce the Company’s liquidity, did not impair its ability to satisfy operating obligations, purchase inventory, invest in growth initiatives, or generate future taxable income. Management considered the non-cash nature of these charges in evaluating the positive and negative evidence regarding the realizability of the Company’s deferred tax assets.

The
Company’s
remaining federal and state net operating loss carryforwards have substantial remaining statutory lives before expiration. Based upon the
Company’s
demonstrated operating performance and current financial condition, management believes sufficient future taxable income will be generated to fully utilize these tax attributes before expiration.

Management also considered the Company’s cumulative historical losses as significant negative evidence. After weighing this negative evidence against the Company’s recent profitability, taxable income, utilization of net operating loss carryforwards, positive operating cash flows, and improved financial position, management concluded that it is more likely than not that the deferred tax assets will be realized.

After weighing all available positive and negative evidence in accordance with ASC 740, management concluded that sufficient objectively verifiable positive evidence exists to overcome the significant negative evidence represented by cumulative historical losses. Accordingly, management determined that it is more likely than not that the Company’s deferred tax assets will be fully realized before expiration.

Accordingly, effective June 30, 2026, the Company released its valuation allowance in full and recognized its deferred tax assets in accordance with ASC 740.

Management will continue to evaluate the realizability of deferred tax assets at each reporting date based on all available evidence and will adjust its conclusions prospectively should future facts and circumstances warrant.

The following table presents the activity in the Company’s Net Operating Loss Carryforward and Deferred Tax Assets for the six months ended June 30, 2026 and 2025:

	2026	2025
Net Operating Loss Carryforward, January 1	$3,062,416	$3,549,884
Taxable Income, January 1 to June 30	507,146	241,435
Net Operating Loss Carryforward, June 30	$2,555,270	$3,308,449
Gross Federal Deferred Tax Asset, January 1	643,108	745,476
Federal Tax Expense as of June 30 (21% Tax Rate)	(106,501)	(50,701)
Gross Federal Deferred Tax Asset, June 30	$536,607	$694,775
State of New Jersey Deferred Tax Asset, January 1	275,033	318,681
State of New Jersey Tax Expense as of June 30 (9% Tax Rate)	(45,643)	(21,729)
State of New Jersey Deferred Tax Asset, June 30	$229,390	$296,952
Total Deferred Tax Asset, June 30	$765,997	$991,727
Valuation Allowance	-	(991,727)
Total Deferred Tax Asset, Net Allowance	$765,997	$-
Total Tax Expense	$152,144	$72,430
Tax Shield Applied:
Federal Tax as of June 30 (21% Tax Rate)	(106,501)	(50,701)
State of New Jersey Tax as of June 30 (9% Tax Rate; limited to 80% NOL utilization)	(36,514)	(17,384)
Total Tax Shield Applied	$(143,015)	$(68,085)
Income Tax Expense	$9,129	$4,345

The table below shows the reconciliation of Net Income per Books to Taxable Income:

	2026	2025
Net Income before Taxes	$418,946	$241,435
Stock Awards	88,200	-
Taxable Net Income	$507,146	$241,435

The release of the valuation allowance resulted in the recognition of a deferred income tax benefit of
$765,997
during the six months ended June 30, 2026. After recognizing current income tax expense of
$9,129
,
the Company recorded a net income tax benefit of
$756,868

for the six-month period.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to June 30, 2026, the Company made

$120,000
of principal payments on the related-party loan payable to its Chief Executive Officer, reducing the outstanding balance from
$160,000 to
$40,000 as of the date of this report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) provides a narrative explanation of the Company’s financial statements and is intended to enhance understanding of its operating performance, financial condition, liquidity, and capital resources.

The Company’s operating results improved during the six months ended June 30, 2026. Revenue increased 16% year-over-year, gross margin expanded to 54%, and the Company generated positive operating income and net income. These results were driven by operating efficiencies, improved distribution execution, and continued customer demand for the Company’s beverage portfolio.

Management continues to monitor potential risks, including volatility in freight costs, oil and fuel prices, input costs, and consumer demand, as well as uncertainty surrounding U.S. trade and tariff policies and geopolitical developments, including the conflict involving Iran and the broader Middle East. These factors could disrupt global shipping routes, increase transportation and logistics costs, affect product availability, and adversely affect the Company’s supply chain, margins, operating results, and cash flows in future periods.
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
4

Products
The Company’s beverage portfolio includes ready-to-drink beverage products. EQUATOR’s products are Non-GMO Project Verified and USDA Organic certified and are formulated to meet consumer demand for functional, clean-label, and premium beverage products.
A core offering within the Company’s portfolio is MOJO Coconut Water. Each 11-ounce serving contains five electrolytes and naturally occurring vitamins B and C and contains no preservatives.
In addition to coconut water, the Company produces coconut water + pineapple juice, coconut water + mango juice, organic coconut water, sparkling coconut water citrus, energy sparkling blood orange, energy sparkling pink grapefruit, and chocolate coconut water.
Sustainability and Packaging
Sustainability is a core component of EQUATOR’s business strategy. The Company uses recyclable packaging for its beverage products. EQUATOR’s products are plant-based and made from renewable resources.
CURRENT OPERATIONS
Markets and Distribution
EQUATOR Beverage Company distributes its products in North America, the Caribbean, and Bermuda through a combination of third-party distributors and retail channels. EQUATOR continues to evaluate opportunities to expand its geographic presence and strengthen its distribution network in existing and new markets. The Company seeks to grow the market share of its products by expanding its hybrid distribution network through the relationships and efforts of its management, third-party partners, and broker networks, as well as through new products and packaging.
Production

The Company utilizes multiple manufacturing sources. Fruit quality is a key contributor to the overall taste and quality of its products. Currently, the Company has multiple production facilities from which it can source products. Each facility is capable of meeting anticipated demand levels.

Competition
The beverage industry is competitive. Competitors in the Company’s market compete for brand recognition, ingredient sourcing, product shelf space, and e-commerce page rankings. Competition is based on price, quality, innovation, distribution, and brand recognition.
Government Regulation
Within the United States, beverages are regulated by the U.S. Food and Drug Administration (the “FDA”). As such, it is necessary for the Company to establish, maintain, and make available for inspection records as well as to develop labels (including nutrition information) that meet FDA requirements. The Company’s production facilities are subject to FDA regulation.
Employees
As of June 30, 2026, the Company had two employees and utilized third-party service providers for manufacturing, logistics, and professional services.
5

Results of Operations
Three Months Ended June 30, 2026 and 2025
Revenue

Revenue for the quarter ended June 30, 2026 increased 14% to $1,259,453 from $1,102,577 for the quarter ended June 30, 2025. The increase was driven primarily by higher sales volume. Cases sold of the Company’s largest SKU increased 9% year over year and contributed to the increase in revenue.

Cost of Sales and Gross Margin

Cost of sales totaled $546,776, representing 43% of revenue, compared to 57% in the prior year.
Gross margin increased to 57% from 43%, primarily due to lower freight costs, supply chain efficiencies, and a more favorable product mix
.

Operating Expenses

Operating expenses increased to $473,970 for the quarter ended June 30, 2026, compared to $309,045 in the prior year. The increase in operating expenses was primarily attributable to higher e-commerce selling fees, increased marketing expenses, higher warehouse costs associated with expanded storage needs, and non-cash restricted stock compensation.

Other Income

For the three months ended June 30, 2026, the Company recognized other income of $4,972 due to tariff-related recoveries associated with previously paid import duties during the period. In accordance with U.S. GAAP, these amounts are presented within other income in the accompanying condensed financial statements. Management believes these recoveries are non-recurring in nature.

Net Income
Net income for the quarter ended June 30, 2026
,
was $999,699, compared to $153,056 for the quarter ended June 30, 2025. The increase of $846,643 primarily reflected the recognition of an income tax benefit associated with the release of the Company’s deferred tax asset valuation allowance, together with higher gross profit and operating income.
The deferred income tax benefit was a non-cash accounting adjustment and did not affect cash generated from operations.
Six Months Ended June 30, 2026 and 2025
Revenue
For the six months ended June 30, 2026, the Company reported revenue of $2,220,937, an increase of $300,612, or 16% from revenue of $1,920,325 for the six months ended June 30, 2025. The increase in revenue was primarily attributable to higher sales volume across the Company’s product portfolio during the second quarter of 2026
, improved e-commerce performance, and expanded distribution.
Cost of Sales and Gross Margin

For the six months ended June 30, 2026, cost of sales was $1,014,626, or 46% of revenue, compared to $1,126,694, or 59% of revenue from the same period in 2025.  The reduction in cost of sales as a percentage of revenue reflects improved operating efficiencies and contributed to a significant improvement in gross margin during the current period. Future gross margins will depend on factors including sales volume, product mix, input costs, freight costs, and overall market conditions.

Operating Expenses

Operating expenses increased to $893,302 for the six months ended June 30, 2026, compared to $540,223 in the prior year. Excluding non-cash, restricted stock compensation, cash operating expenses rose 49%, primarily driven by higher e-commerce selling fees in line with a 50% increase in e-commerce revenue, increased marketing spend, and higher warehouse costs associated with expanded storage needs.

Other Income

For the six months ended June 30, 2026, the Company recognized other income of $117,264 due to tariff-related recoveries associated with previously paid import duties during the period. In accordance with U.S. GAAP, these amounts are presented within other income in the accompanying condensed financial statements. Management believes these recoveries are non-recurring in nature.
6

Net Income

Net income for the six months ended June 30, 2026, was $1,175,814, compared to $237,090 for the same period in 2025. The increase of $938,724 primarily reflected the recognition of an income tax benefit associated with the release of the deferred tax asset valuation allowance, higher gross profit, and higher other income, partially offset by higher operating expenses.

Net income for the period included a non-recurring, non-cash income tax benefit of $756,868 resulting from the release of the Company's valuation allowance against deferred tax assets.

Liquidity and Capital Resources

As of June 30, 2026, the Company had working capital of $1,056,655 and cash and cash equivalents of $73,757. Net cash provided by operating activities was $55,935 for the six months ended June 30, 2026, compared to net cash used in operating activities of $263,091 for the six months ended June 30, 2025. Based on its current operating plans, management believes that existing cash and cash equivalents, together with cash expected to be generated from operations, will be sufficient to meet the Company’s anticipated working capital requirements.

Borrowings

Borrowings under the Company’s credit arrangements decreased from $340,000 at December 31, 2025 to $160,000 as of June 30, 2026. Management believes expected cash flows from operations will be sufficient to meet its anticipated capital requirements. The Company intends to continue reducing outstanding borrowings during fiscal 2026.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company does not currently have material exposure to market risk arising from derivative instruments or foreign currency exchange rates. The Company is, however, exposed to fluctuations in freight, transportation, raw material, and other input costs, as discussed elsewhere in this report.
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
Under the supervision and with the participation of management, including the Company’s principal executive and principal financial officer, the Company evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2026. Based on that evaluation, the principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026. In reaching this conclusion, management considered the material weaknesses in internal control over financial reporting described below and the compensating controls implemented by the Company.

Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements.
Based on management’s evaluation under the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025 due to the following material weaknesses:

•
Segregation of duties and governance.
 Limited segregation of duties and independent oversight resulting from the Company’s size and limited number of personnel, including concentration of financial reporting responsibilities.
7

•
Technical accounting review.
 Limited independent technical accounting oversight and the absence of a formal secondary review process for complex or non-routine transactions, including transactions involving significant estimates or specialized accounting guidance.

These material weaknesses create a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.
Management is implementing measures to enhance its internal control over financial reporting, including strengthening review controls and supplementing its financial reporting process with additional independent technical accounting support.
Notwithstanding the material weaknesses described above, management believes that the condensed financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.
Management also evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2026. Based on that evaluation, management concluded that disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms.
While material weaknesses in internal control over financial reporting existed as of December 31, 2025, management implemented additional
compensating controls during the quarter ended June 30, 2026, which supported its conclusion that disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
8

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is not currently a party to any material legal or administrative proceedings and is not aware of any material proceedings pending or threatened against it.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, except as set forth below.
In addition to the other information set forth in this report, you should consider the following factors, which could materially affect the Company’s business, financial condition, or results of operations in future periods. The risks described below are not the only risks facing the Company. Additional risks not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition, or results of operations in future periods.
RISKS RELATED TO OPERATIONS
Adverse Economic and Geopolitical Conditions
The Company’s business, financial condition, and results of operations may be affected by adverse economic and geopolitical conditions, including inflation, commodity and energy price volatility, trade restrictions, tariffs, armed conflicts, and disruptions to international shipping. These conditions may increase product and transportation costs, disrupt the Company’s supply chain, reduce consumer demand, or adversely affect sales and profitability.
Competition
The Company operates in a highly competitive beverage industry. Competitive pressures may limit its ability to increase prices, require increased promotional spending, or result in reduced market share. Growth in private-label products and e-commerce may increase price transparency and margin pressure. Failure to sustain brand strength, marketing effectiveness, and innovation could adversely affect revenues and operating results.
Innovation Risk
The Company’s growth depends on successfully developing, launching, and marketing new products and enhancing existing offerings. Failure to anticipate consumer preferences, protect intellectual property, or avoid infringement claims may impair growth objectives and negatively impact financial results.
Retail and Customer Concentration
Retail consolidation, expansion of discounters, and growth in digital commerce may increase pricing pressure and promotional demands. Inability to adapt to evolving retail channels or maintain key retail and food service relationships, including the loss of significant customers, could adversely affect sales, volume growth, and profitability.

9

Supply Chain and Input Cost Volatility
The Company’s operations depend on the availability of ingredients, agricultural commodities, packaging, energy, transportation, and labor, some of which are sourced from limited suppliers. Supply disruptions, adverse weather, climate change, disease, labor disputes, trade restrictions, geopolitical instability, cybersecurity incidents, or other external events may increase costs or interrupt supply. Input costs are volatile, and price increases, hedging, or productivity measures may not fully offset higher costs. Sustained cost increases or supply interruptions could materially and adversely affect its financial condition and results of operations.
Third-Party Risks
The Company relies on third-party suppliers, distributors, and service providers. Their failure to meet contractual, operational, cybersecurity, regulatory, or compliance obligations may expose the Company to financial, legal, operational, and reputational risks, which could adversely affect the Company’s results.
RISKS RELATED TO CONSUMER DEMAND FOR PRODUCTS
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
Litigation and Legal Proceedings
The Company is subject to litigation and regulatory proceedings relating to advertising, product labeling, competition, pricing, intellectual property, tax, environmental, and employment matters. Outcomes are inherently uncertain and may result in material liabilities, penalties, or reputational harm.
Compliance and Anti-Corruption Risks
The Company sources products from Vietnam. These sourcing activities involve relationships with third-party manufacturers, suppliers, and logistics providers and are therefore subject to applicable anti-corruption, anti-bribery, trade, and import laws. Failure to comply with such laws could result in fines, penalties, or reputational harm.
10

Intellectual Property Protection
The Company’s trademarks, formulas, and other intellectual property are critical assets. Inadequate protection, infringement, misappropriation, or adverse legal developments could impair brand value, competitiveness, and financial performance, and may result in costly litigation.
RISKS RELATED TO FINANCE, ACCOUNTING AND INVESTMENTS
Failure to Achieve Long-Term Growth Objectives
The Company has publicly announced long-term growth objectives based on assumptions regarding sales potential, pricing, and product mix. If it is unable to realize anticipated demand, maintain favorable pricing, or achieve the expected product mix, it may not meet these objectives. Failure to achieve stated growth targets could adversely affect the Company’s financial performance and the market value of its securities.
RISKS RELATED TO INFORMATION TECHNOLOGY AND DATA PRIVACY
The Company relies on internal and third-party information systems, including cloud-based services, to support its operations, financial reporting, and supply chain. Cybersecurity incidents, system failures, or disruptions—whether caused by cyberattacks, human error, insider misconduct, natural disasters, geopolitical events, or third-party vulnerabilities—could disrupt operations, delay financial reporting, result in unauthorized access to or disclosure of confidential or personal data, and lead to regulatory investigations, litigation, remediation costs, fines, reputational harm, and lost revenues. The Company is also subject to evolving privacy and data protection laws. Compliance obligations may increase costs and require operational changes, and noncompliance or unauthorized disclosure of personal data could adversely affect its business, financial condition, or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
.
ITEM 4. MINE SAFETY DISCLOSURES
None
.
11

ITEM 5. OTHER INFORMATION
Corporate Governance Update
On April 20, 2026, the Company adopted an Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws. The amended documents are filed as Exhibits 3.1 and 3.2 to this report.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is quoted on the OTCQB under the symbol MOJO.
For the period from January 1, 2025 through June 30, 2026, the following table sets forth the high and low closing stock prices by quarter, based upon information obtained from interdealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:
Period	Close	High	Low	VWAP*	Shares Traded
April 1 to June 30, 2026	$1.10	$1.29	$0.52	$0.90	175,158
January 1 to March 31, 2026	$0.89	$1.39	$0.53	$1.06	336,160
October 1 to December 31, 2025	$0.79	$1.41	$0.37	$0.70	441,818
July 1 to September 30, 2025	$1.14	$1.42	$0.88	$1.12	557,081
April 1 to June 30, 2025	$1.06	$1.08	$0.72	$0.86	238,496
January 1 to March 31, 2025	$0.84	$1.30	$0.80	$0.94	138,425
*Volume-weighted average price

Stockholders

As of June 30, 2026, there were 79 stockholders of record of the Company’s common stock and 9,509,655 shares of common stock issued and outstanding.

Dividends
The Company has not declared a cash dividend with respect to its common stock. Future payment of dividends is within the discretion of the board of directors and will depend on earnings, capital requirements, financial condition, and other relevant factors.
Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities
There were no sales of unregistered securities during the quarters ended June 30, 2026 and 2025.
Issuer Purchases of Equity Securities
Since January 1, 2018, the Company has repurchased 1,105,072 shares of its common stock.
During the six months ended June 30, 2026, the Company repurchased 20,605 shares of its common stock compared with
75,000 shares
during the six months ended June 30, 2025
.

12

ITEM 6. EXHIBITS
Financial Statement Schedules
The financial statements of EQUATOR Beverage Company are listed in the Index to Financial Statements on this quarterly report on Form 10-Q beginning on page F-1.
The following Exhibits are being filed with this Quarterly Report on Form 10-Q:
Exhibit No.	SEC Report Reference Number	Description
3.1	3.1	Amended and Restated Certificate of Incorporation of EQUATOR Beverage Company, as of April 20, 2026 (1)
3.2	3.2	Amended and Restated Bylaws of EQUATOR Beverage Company, as of April 20, 2026 (1)
31.1	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed herewith

13

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUATOR BEVERAGE COMPANY

Dated: August 11, 2026	By:	/s/ Glenn Simpson
Glenn Simpson, Chairman and Chief Executive Officer (Principal Executive and Principal Financial Officer)

14