Form 10-Q
period 2026-09-30
EQUATOR Beverage Co
filed 2026-11-04
CIK 1414953

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:
September 30, 2026

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
☐
     No
☒

On
November
4
,
2026, there were 9,629,655 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

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

3

EQUATOR BEVERAGE COMPANY
Condensed Balance Sheets (Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current Assets
Cash	$147,908	$219,457
Accounts and other receivables	444,923	349,822
Inventory	681,995	508,301
Supplier deposits	239,990	52,329
Prepaid expenses	43,546	61,137
Total Current Assets	$1,558,362	$1,191,046
Noncurrent Assets
Deferred tax assets, net	$653,122	$-
Total Noncurrent Assets	653,122	-
Total Assets	$2,211,484	$1,191,046
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$226,174	$295,073
Related party loans	-	340,000
Total Current Liabilities	226,174	635,073
Total Liabilities	$226,174	$635,073
Commitments and Contingencies – Refer to Note 4
Stockholders’ Equity
Common stock, $0.001 par value; 10,000,000 shares authorized; 9,569,655 and 9,380,260 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	9,570	9,381
Additional paid-in capital	25,238,038	25,107,762
Accumulated deficit	(23,262,298)	(24,561,170)
Total Stockholders’ Equity	1,985,310	555,973
Total Liabilities and Stockholders’ Equity	$2,211,484	$1,191,046

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY
Condensed Statements of Operations (Unaudited)
For the Three Months Ended September 30

	2026	2025
Revenue	$1,510,658	$1,184,589
Cost of Sales	759,321	607,191
Gross Profit	751,337	577,398

Operating Expenses
Selling, general, and administrative	507,490	625,780
Total Operating Expenses	507,490	625,780
Income from Operations	243,847	(48,382)
Interest Expense	(2,864)	(9,760)
Other Income	-	-
Income Before Provision for Income Taxes	$240,983	$(58,142)
Income Tax Benefit (Expense) – Refer to Note 8	(117,925)	(2,861)
Net Income	$123,058	$(61,003)
Net Income Per Common Share, Basic and Diluted	$0.01	$(0.01)
Weighted-Average Common Shares Outstanding, Basic and Diluted	9,569,655	9,079,645

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY
Condensed Statements of Operations (Unaudited)
For the Nine Months Ended September 30

	2026	2025
Revenue	$3,731,595	$3,104,914
Cost of Sales	1,773,948	1,733,885
Gross Profit	1,957,647	1,371,029

Operating Expenses
Selling, general, and administrative	1,400,790	1,166,003
Total Operating Expenses	1,400,790	1,166,003
Income from Operations	556,857	205,026
Interest Expense	(14,191)	(21,732)
Other Income	117,264	-
Income Before Provision for Income Taxes	$659,930	$183,294
Income Tax Benefit (Expense) – Refer to Note 8	638,942	(7,207)
Net Income	$1,298,872	$176,087
Net Income Per Common Share, Basic and Diluted	$0.14	$0.02
Weighted-Average Common Shares Outstanding, Basic and Diluted	9,491,972	9,099,318

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY
Condensed Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30

	2026	2025
Cash Flows from Operating Activities:
Net income	$1,298,872	$176,087
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Restricted, non-trading common stock issued to directors and employees	127,800	217,920
Deferred income tax benefit	(653,122)	-
Changes in Assets and Liabilities:
Accounts and other receivables	(95,101)	(86,859)
Inventory	(173,694)	(431,569)
Supplier deposits	(187,661)	68,984
Prepaid expenses	17,591	(20,045)
Accounts payable and accrued expenses	(44,599)	19,931
Net Cash Provided by (Used in) Operating Activities	290,086	(55,551)
Net Cash Provided by (Used in) Financing Activities:
Shares repurchased for cancellation	(21,635)	(240,000)
Proceeds from related party loan	268,000	385,000
Repayments of related party loan	(608,000)	(101,000)
Net Cash Provided by (Used in) Financing Activities	(361,635)	44,000

Net Increase (Decrease) in Cash and Cash Equivalents	(71,549)	(11,551)
Cash and Cash Equivalents at Beginning of Period	219,457	22,799
Cash and Cash Equivalents at End of Period	$147,908	$11,248
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$14,191	$21,732
Summary of non-cash investing and financing activity:
Restricted, non-trading common stock issued for settlement of accrued liabilities	$24,300	-
Restricted, non-trading common stock issued to directors and employees See Note 5 – Stock Transactions	$152,100	$217,920

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY
Condensed Statements of Changes in Stockholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2026 and 2025

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2025	9,380,260	$9,381	$25,107,762	$(24,561,170)	$555,973
Restricted, non-trading common stock issued to directors and employees	90,000	90	72,810		72,900
Stock repurchased and retired	(20,605)	(21)	(21,614)		(21,635)
Net Income				176,115	176,115
Balance, March 31, 2026	9,449,655	$9,450	$25,158,958	$(24,385,055)	$783,353
Restricted, non-trading common stock issued to directors and employees	60,000	60	39,540		39,600
Stock repurchased and retired	-	-	-		-
Net Income				999,699	999,699
Balance, June 30, 2026	9,509,655	$9,510	$25,198,498	$(23,385,356)	$1,822,652
Restricted, non-trading common stock issued to directors and employees	60,000	60	39,540		39,600
Net Income	-	-	-	123,058	123,058
Balance, September 30, 2026	9,569,655	$9,570	$25,238,038	$(23,262,298)	$1,985,310

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	9,109,317	$9,110	$24,937,573	$(24,610,382)	$336,301
Restricted, non-trading common stock issued to directors, employees and unrelated parties	841	1	839	-	840
Net Income	-	-	-	84,034	84,034
Balance, March 31, 2025	9,110,158	$9,111	$24,938,412	$(24,526,348)	$421,175
Restricted, non-trading common stock issued to directors and employees	-	-	-	-	-
Stock repurchased and retired	(75,000)	(75)	(59,925)	-	(60,000)
Net Income				153,056	153,056
Balance, June 30, 2025	9,035,158	$9,036	$24,878,487	$(24,373,292)	$514,231
Restricted, non-trading common stock issued to directors and employees	201,000	201	216,879	-	217,080
Stock repurchased and retired	(150,000)	(150)	(179,850)	-	(180,000)
Net Loss				(61,003)	(61,003)
Balance, September 30, 2025	9,086,158	$9,087	$24,915,516	$(24,434,295)	$490,308

The accompanying notes are an integral part of these condensed financial statements.

EQUATOR BEVERAGE COMPANY
Notes to Condensed Financial Statements (Unaudited)
September 30, 2026

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

The accounting policies followed by the Company in preparing these unaudited condensed financial statements are consistent with those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, except as otherwise disclosed herein. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2026.

Use of Estimates

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers investments with original maturities of three months or less to be cash equivalents. The Company held no cash equivalents as of September 30, 2026 or December 31, 2025.

Accounts Receivable

Accounts receivable are stated at the net amount expected to be collected from outstanding balances. The Company evaluates expected credit losses in accordance with Accounting Standards Codification ("ASC") 326, Financial Instruments—Credit Losses. The allowance for credit losses is estimated based on historical collection experience, current conditions, customer-specific factors, and reasonable and supportable forecasts of future economic conditions. Accounts receivable are written off when deemed uncollectible.

Based on management's evaluation of expected credit losses, the allowance for credit losses was $0 as of September 30, 2026 and December 31, 2025.

The Company has concentrations of revenue among certain major customers. For the three months ended September 30, 2026, two customers collectively accounted for approximately 65% of the Company's total revenue.

Other Receivables

During the nine months ended September 30, 2026, the Company recognized customs-related recoveries arising from two separate matters.

During the nine months ended September 30, 2026, the Company recognized $117,264 in other income related to the recovery of tariffs following the U.S. Supreme Court ruling nullifying the applicable tariffs. Of this amount, $112,291 was recognized during the three months ended March 31, 2026, and $4,973 was recognized during the three months ended June 30, 2026. The Company received the related cash proceeds in May and June 2026.

During the three months ended June 30, 2026, the Company identified $33,538 of customs duties paid to U.S. Customs and Border Protection as a result of incorrect tariff codes used in connection with the importation of coconut water for which an applicable tariff exemption had not been claimed. During the three months ended September 30, 2026, U.S. CBP repaid the Company $8,394.  As of September 30, 2026, the outstanding receivable related to this matter was $25,144.

Inventory

Inventory consists solely of finished goods and is stated at the lower of cost or net realizable value. Cost is determined using the average-cost method, which approximates the first-in, first-out (“FIFO”) method. The Company evaluates inventory for excess or obsolescence and records valuation allowances when necessary. No such allowances were recorded as of September 30, 2026 or December 31, 2025, as inventory turnover has been sufficient to support recoverability. No inventory write-downs were required.

Finished goods inventory is maintained at a third-party warehouse. Management reconciles inventory records maintained by the warehouse provider to the Company’s accounting records on a monthly basis to verify the completeness and accuracy of inventory balances.

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
Disaggregation of Revenue

The Company generates substantially all of its revenue from the sale of beverage products. Revenue is recognized at a point in time when control of the products transfers to customers. Management has evaluated the nature, amount, timing, and uncertainty of revenue and cash flows and determined that its revenue streams have similar economic characteristics. Accordingly, the Company presents revenue as a single category.

Shipping and Handling Costs

Shipping and handling costs incurred to move finished goods from the Company’s sales distribution centers to customer locations are included in selling, general, and administrative expenses in the Statements of Operations.

Net Income Per Common Share

The Company computes per share amounts in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings per Share.” ASC Topic 260 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods. Diluted earnings per share equals basic earnings per share because the Company has no potentially dilutive securities.

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

As of September 30, 2026, the Company recognized net deferred tax assets of $653,122. As of December 31, 2025, the Company had gross deferred tax assets of $918,141 that were fully offset by a valuation allowance of $918,141, resulting in no net deferred tax assets recognized on the balance sheet. Effective June 30, 2026, the Company released its valuation allowance after concluding that it was more likely than not that its deferred tax assets would be realized. As of September 30, 2026, management concluded that a valuation allowance was not required. See Note 8 for additional information.

The Company recognizes interest and penalties related to income taxes, if any, as a component of income tax expense. As of September 30, 2026, and December 31, 2025, the Company had no accrued interest or penalties related to income taxes and is not currently under examination by any federal or state taxing authorities.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses, including purchases of inventory, employee compensation, and depreciation. In January 2025, the FASB issued ASU 2025-01, which clarified that the guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial statement disclosures.

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

Operating and Reportable Segment

The Company has one operating and reportable segment.

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

E-commerce fulfillment fees
Freight and delivery expenses
Compensation expenses
These amounts are further described in Note 7, Selling, General, and Administrative Expenses.

Other Segment Items

Other segment items consist of the remaining operating expenses not separately disclosed above, together with interest expense and income tax expense (benefit), which are not individually reviewed by the CODM as separate components for purposes of evaluating segment performance.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Contingent Obligation Under Employment Agreement

Pursuant to the Employment Agreement between the Company and its Chief Executive Officer, if certain termination events specified in the agreement were to occur, the Company could be required to provide cash payments of $675,000 and issue 1,080,000 shares of its common stock.

Because the obligation is contingent upon future events that had not occurred as of September 30, 2026, no liability has been recognized in accordance with ASC 450, Contingencies.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company has authorized 10,000,000 shares of common stock having a par value of $0.001.

Restricted Stock Issuances

The table below summarizes the restricted, non-trading common stock awards during the nine months ended September 30, 2026 and 2025:

Restricted, Non-Trading Common Stock Awards
Officers and Directors
Nine Months Ended September 30

2026				2025
	Price	Shares	Amount		Price	Shares	Amount
Q1				Q1
Glenn Simpson	$0.81	90,000	$72,900	Glenn Simpson	$-	-	$-
Total Q1		90,000	$72,900	Total	-	-	$-
Q2				Q2
Glenn Simpson	$0.66	60,000	$39,600	Glenn Simpson	$-	-	$-
Total Q2		60,000	$39,600	Total	-	-	$-
Q3				Q3
Glenn Simpson	$0.66	60,000	$39,600	Glenn Simpson	$1.08	201,000	$217,080
Nine-Month Total		210,000	$152,100	Nine-Month Total	-	201,000	$217,080

The fair value of restricted, non-trading stock awards issued during the nine months ended September 30, 2026 was determined based on the closing market price of the Company’s common stock on the grant date. These awards are earned over the service periods specified in the Chief Executive Officer’s employment agreement.  In accordance with ASC 718, the grant-date fair value is recognized ratably as non-cash restricted stock compensation expense. Such expense is included in selling, general, and administrative expenses in the accompanying statements of operations. See Note 2 for further information regarding the Company’s non-cash, restricted stock compensation policy.

Stock Transactions

During the nine months ended September 30, 2026, the Company issued 210,000 shares of restricted, non-trading common stock to its Chief Executive Officer pursuant to the terms of his employment agreement. The shares had an aggregate fair value of $152,100, based on the quoted OTC market price of the Company’s common stock on the grant dates. Of this amount, $24,300 represented a performance bonus that was accrued during 2025 and settled through the issuance of restricted, non-trading common stock in 2026. The remaining $127,800 represented compensation expense during the nine months ended September 30, 2026. The Company’s common stock closed at $0.81 per share on November 17, 2025, and $0.66 per share on April 8, 2026, which were the respective grant dates used to determine the fair value of the awards.

During the nine months ended September 30, 2025, the Company issued 841 shares of its restricted, non-trading common shares for marketing services and 201,000 shares of its restricted, non-trading common shares as a result of contractual stock awards.

The Company repurchased and retired 20,605 shares of its common stock from a stockholder during the nine months ended September 30, 2026. The Company repurchased and retired 225,000 shares of its common stock from stockholders during the nine months ended September 30, 2025.
F-10

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company engages in transactions with related parties in the ordinary course of business. Related parties include the Company’s directors, executive officers, and entities in which such individuals have a financial interest.

During the nine months ended September 30, 2026, the Company issued 210,000 shares of restricted, non-trading common stock to its Chief Executive Officer pursuant to a non-cash, restricted stock compensation arrangement. The shares had an aggregate fair value of $152,100 determined based on the quoted OTC market price of the Company’s common stock on the grant date. Of this amount, $24,300 represented a performance bonus that was accrued during 2025 and settled through the issuance of restricted, non-trading common stock in 2026. The remaining $127,800 represented compensation expense during the nine months ended September 30, 2026. The Company’s common stock closed at $0.81 per share on November 17, 2025, and $0.66 per share on April 8, 2026, which were the respective grant dates used to determine the fair value of the awards.

During the nine months ended September 30, 2025, the Company issued 201,000 shares of restricted, non-trading common stock to its Chief Executive Officer pursuant to a non-cash, restricted stock compensation arrangement.

On October 1, 2025, EQUATOR Beverage Company (the “Company”) entered into a loan agreement with Glenn Simpson (the “Lender”), who is considered a related party. Pursuant to the agreement, the Lender provided the Company with a loan in the principal amount of $340,000. The loan bore interest at a rate of 9.25% per annum and required monthly principal payments of at least $10,000, together with accrued interest.

Effective July 20, 2026, the original loan agreement was superseded by a new loan agreement between the Company and the Lender with respect to the remaining principal balance of $120,000. In August 2026, the Lender provided an additional $200,000 in financing. Under the new agreement, the outstanding principal balance bore interest at a rate of 9.00% per annum on a simple interest basis, with all unpaid principal and accrued interest due on December 25, 2026. The Company was permitted to prepay all or any portion of the outstanding balance at any time without penalty.

As of September 30, 2026, the Company had fully repaid the loan balance and all accrued interest. The loan payable to Mr. Simpson was $0, which was a decrease of $340,000 from the December 31, 2025 balance of $340,000.

Interest expense associated with related-party loans totaled $2,864 and $14,191 for the three and nine months ended September 30, 2026, respectively, compared to $9,760 and $21,732 for the corresponding periods in 2025, respectively.

NOTE 7 – SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (SG&A)

The material components of selling, general, and administrative expenses for the three  and nine months ended September 30, 2026 and 2025 were as follows:

Three Months:

	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2026 SG&A	2026 % of SG&A	2025 SG&A	2025 % of SG&A
E-commerce Fulfillment Fees	$220,114	43%	$174,849	28%
Compensation Expenses	$79,056	16%	$76,970	12%
Freight and Delivery Expenses	$59,777	12%	$36,645	6%

Nine Months:

	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2026 SG&A	2026 % of SG&A	2025 SG&A	2025 % of SG&A
E-commerce Fulfillment Fees	$544,286	39%	$383,428	33%
Compensation Expenses	$248,536	18%	$212,510	18%
Freight and Delivery Expenses	$150,557	11%	$94,555	8%

NOTE 8 – INCOME TAXES

The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as for net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the periods in which the temporary differences are expected to reverse or the tax attributes are expected to be utilized.

For interim reporting periods, the Company determines its income tax provision in accordance with ASC 740-270, Interim Reporting. The Company computed its interim income tax provision based on its actual year-to-date effective tax rate.

Valuation Allowance

As of December 31, 2025, the Company had gross deferred tax assets of $918,141, which were fully offset by a valuation allowance, resulting in no net deferred tax assets recognized on the balance sheet.

During the three months ended June 30, 2026, management reassessed the realizability of the Company's deferred tax assets. In evaluating the available positive and negative evidence, management considered the Company's recent taxable income, operating performance, projected future taxable income, historical cumulative losses, expected utilization of federal and state net operating loss carryforwards, and applicable carryforward periods.

Based on the weight of the available evidence, management concluded that realization of the deferred tax assets was more likely than not. Accordingly, the Company released its valuation allowance during the three months ended June 30, 2026.

Management reassessed the realizability of the deferred tax assets as of September 30, 2026, and concluded that no valuation allowance was required as of that date.

Net Operating Loss Carryforwards and Deferred Tax Assets

The following table summarizes the Company's net operating loss carryforwards and related deferred tax assets for the nine months ended September 30, 2026 and 2025:

	2026	2025
Net Operating Loss Carryforward, January 1	$3,062,416	$3,549,884
Taxable Income, January 1 to September 30	787,729	400,374
Net Operating Loss Carryforward, September 30	$2,274,687	$3,149,510

Gross Federal Deferred Tax Asset, January 1	643,108	745,476
Federal Tax Expense as of September 30 (21% Tax Rate)	(165,423)	(84,078)
Gross Federal Deferred Tax Asset, September 30	$477,685	$661,398
State of New Jersey Deferred Tax Asset, January 1	275,033	318,681
State of New Jersey Tax Expense as of September 30 (9% Tax Rate)	(70,896)	(36,034)
State of New Jersey Deferred Tax Asset, September 30	$204,137	$282,647
Total Deferred Tax Asset, September 30	$681,822	$944,045
Federal Tax Benefit Adjustment Associated with Deductible State Income Taxes	(28,700)	-
Valuation Allowance	-	944,045
Total Deferred Tax Asset, Net Allowance	$653,122	$-

As of September 30, 2026, the Company reported net deferred tax assets of $653,122, compared with no net deferred tax assets as of December 31, 2025.

Income Tax Provision

For the nine months ended September 30, 2026, the Company recognized income tax benefit of $638,942, compared with income tax expense of $7,207 for the corresponding period in 2025.

The income tax benefit for the nine months ended September 30, 2026 primarily resulted from the release of the valuation allowance against the Company's deferred tax assets during the second quarter of 2026, partially offset by the current income tax provision.

Income Tax Expense

The following table summarizes the computation of the income tax provision for the nine months ended September 30, 2026 and 2025:

	2026	2025
Total Tax Expense	$236,319	$120,112
Tax Shield Applied:
Federal Tax as of September 30 (21% Tax Rate)	(165,423)	(84,078)
State of New Jersey Tax as of September 30 (9% Tax Rate; limited to 80% NOL utilization)	(56,716)	(28,827)
Total Tax Shield Applied	$(222,139)	$(112,905)
Current Income Tax Expense	$14,180	$7,207
Deferred Income Tax Benefit	(653,122)	-
Total Income Tax Benefit	$(638,942)	-

Reconciliation of Pretax Book Income to Taxable Income

The following table reconciles pretax book income to taxable income before utilization of net operating loss carryforwards for the nine months ended September 30, 2026 and 2025:
	2026	2025
Net Income before Taxes	$659,929	$183,294
Stock Awards	127,800	217,080
Taxable Net Income	$787,729	$400,374

Effective Income Tax Rate

The Company's effective income tax rate for the nine months ended September 30, 2026 differed significantly from the federal statutory income tax rate of 21%, primarily because of the release of the deferred tax asset valuation allowance during the second quarter of 2026 and the utilization of available net operating loss carryforwards.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) provides a narrative explanation of the Company’s financial statements and is intended to enhance understanding of its operating performance, financial condition, liquidity, and capital resources.

The Company’s operating results improved during the nine months ended September 30, 2026. Revenue increased 20% year-over-year, gross margin expanded to 52%, and the Company generated positive operating income and net income. These results were driven by operating efficiencies, improved distribution execution, and continued customer demand for the Company’s beverage portfolio.

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

A core offering within the Company’s portfolio is MOJO Coconut Water. Each 11-ounce serving contains five electrolytes and naturally occurring vitamins B and C with no preservatives.

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

Employees

As of September 30, 2026, the Company had two employees and utilized third-party service providers for manufacturing, logistics, and professional services.

Results of Operations

Three Months Ended September 30, 2026 and 2025

Revenue

Revenue for the three months ended September 30, 2026 increased by $326,069, or 28%, to $1,510,658, compared with $1,184,589 for the corresponding period in 2025. The increase was primarily attributable to higher sales volumes across the Company’s product portfolio.

Cost of Sales and Gross Margin

Cost of sales totaled $759,321, representing 50% of revenue, compared to 51% in the prior year. Gross margin increased to 50% from 49% in the prior-year period.

Operating Expenses

Operating expenses decreased to $507,490 for the quarter ended September 30, 2026, compared to $625,780 in the prior year. The decrease was primarily attributable to lower stock awards expense, partially offset by an increase in selling expenses. Excluding non-cash, restricted stock compensation, cash operating expenses rose 15%, primarily driven by higher freight and delivery expenses in line with a 49% increase in revenue from a key customer, increased marketing spend, and higher e-commerce fulfillment fees associated with a 26% increase in e-commerce revenue.

Net Income

Net income for the quarter ended September 30, 2026, was $123,058, compared to a net loss of $61,003 for the quarter ended September 30, 2025. The increase of $184,061 was primarily attributable to higher gross profit and lower operating expenses, partially offset by higher income tax expense of $117,925 compared with $2,861 for the quarter ended September 30, 2025
.

Nine Months Ended September 30, 2026 and 2025

Revenue

For the nine months ended September 30, 2026, the Company reported revenue of $3,731,595, an increase of $626,681, or 20% from revenue of $3,104,914 for the nine months ended September 30, 2025. The increase in revenue was primarily attributable to higher sales volume across the Company’s product portfolio during the third quarter of 2026, improved e-commerce performance, and expanded distribution.

Cost of Sales and Gross Margin

For the nine months ended September 30, 2026, cost of sales was $1,773,948, or 48% of revenue, compared to $1,733,885 or 56% of revenue from the same period in 2025.  The reduction in cost of sales as a percentage of revenue reflects improved operating efficiencies and contributed to a significant improvement in gross margin during the current period. Future gross margins will depend on factors including sales volume, product mix, input costs, freight costs, and overall market conditions.

Operating Expenses

Operating expenses increased to $1,400,790 for the nine months ended September 30, 2026, compared to $1,166,003 in the prior year. Excluding non-cash, restricted stock compensation, cash operating expenses rose 34%, primarily driven by higher freight and delivery expenses in line with a 59% increase in revenue from a key customer, increased marketing and promotional efforts, and a 38% increase in e-commerce fulfillment fees associated with increased e-commerce revenue.

Other Income

For the nine months ended September 30, 2026, the Company recognized other income of $117,264 due to tariff-related recoveries associated with previously paid import duties during the period. In accordance with U.S. GAAP, these amounts are presented within other income in the accompanying condensed financial statements. Management believes these recoveries are non-recurring in nature.

Net Income

Net income for the nine months ended September 30, 2026, was $1,298,872, compared to $176,087 for the same period in 2025. The increase of $1,122,785 primarily reflected the recognition of an income tax benefit associated with the release of the deferred tax asset valuation allowance, higher gross profit, and higher other income, partially offset by higher operating expenses.
Net income for the period included a non-recurring, non-cash income tax benefit of $918,141 related to the release of the valuation allowance on the Company’s deferred tax assets.

Liquidity and Capital Resources

As of September 30, 2026, the Company had working capital of $1,332,188 and cash and cash equivalents of $147,908. Net cash provided by operating activities was $290,086 for the nine months ended September 30, 2026, compared to net cash used in operating activities of $55,551 for the nine months ended September 30, 2025. Based on its current operating plans, management believes that existing cash and cash equivalents, together with cash expected to be generated from operations, will be sufficient to meet the Company’s anticipated working capital requirements.

Borrowings

Borrowings under the Company’s related party loan arrangements with its Chief Executive Officer decreased from $340,000 at December 31, 2025 to $0 as of September 30, 2026. During the nine months ended September 30, 2026, the Company borrowed an aggregate of $268,000, including a $200,000 advance received in August 2026, and made total principal repayments of $608,000. The August 2026 advance was repaid in full during the three months ended September 30, 2026. See Note 6
.

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

Under the supervision and with the participation of management, including the Company’s principal executive and principal financial officer, the Company evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2026. Based on that evaluation, the principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026. In reaching this conclusion, management considered the material weaknesses in internal control over financial reporting described below and the compensating controls implemented by the Company.

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

8

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

Remediation Efforts

Management continues to evaluate and implement measures intended to strengthen the Company's internal control over financial reporting. These efforts include enhancing supervisory review procedures, strengthening the documentation and reconciliation of significant accounting balances, and supplementing the financial reporting process with independent technical accounting assistance when appropriate.

The Company intends to continue evaluating the design and operating effectiveness of these procedures. The previously identified material weaknesses will not be considered remediated until management has determined that the applicable controls have been appropriately designed, implemented, and operated effectively for a sufficient period.

Notwithstanding these material weaknesses, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company's financial position as of September 30, 2026, and its results of operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control over Financial Reporting

Except for the ongoing remediation activities described above, there were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

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

For the period from January 1, 2025 through September 30, 2026, the following table sets forth the high and low closing stock prices by quarter, based upon information obtained from interdealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:

Period	Close	High	Low	VWAP*	Shares Traded
July 1 to September 30, 2026	$0.69	$1.10	$0.69	$0.84	165,757
April 1 to June 30, 2026	$1.10	$1.29	$0.52	$0.90	175,158
January 1 to March 31, 2026	$0.89	$1.39	$0.53	$1.06	336,160
October 1 to December 31, 2025	$0.79	$1.41	$0.37	$0.70	441,818
July 1 to September 30, 2025	$1.14	$1.42	$0.88	$1.12	557,081
April 1 to June 30, 2025	$1.06	$1.08	$0.72	$0.86	238,496
January 1 to March 31, 2025	$0.84	$1.30	$0.80	$0.94	138,425

*Volume-weighted average price

Stockholders

As of September 30, 2026, there were 80 stockholders of record of the Company’s common stock and 9,569,655 shares of common stock issued and outstanding.

Dividends

The Company has not declared a cash dividend with respect to its common stock. Future payment of dividends is within the discretion of the board of directors and will depend on earnings, capital requirements, financial condition, and other relevant factors.

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

There were no sales of unregistered securities during the quarters ended September 30, 2026 and 2025.

Issuer Purchases of Equity Securities

Since January 1, 2018, the Company has repurchased 1,105,072 shares of its common stock.

During the nine months ended September 30, 2026, the Company repurchased 20,605 shares of its common stock compared with 225,000 shares during the nine months ended September 30, 2025.

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

EQUATOR BEVERAGE COMPANY

Dated: November 4, 2026	By:	/s/ Glenn Simpson
Glenn Simpson, Chairman and Chief Executive Officer (Principal Executive and Principal Financial Officer)

